Form 10-K405
period 1995-12-31
WEYCO GROUP INC
filed 1996-03-26
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K
(Mark One)
X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended          December 31, 1995     .
                                       OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For transition period from                  to
                          ----------------     -----------------------
Commission file number      0-9068
                      -------------------
Weyco Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Wisconsin                                  39-0702200
-------------------------------------     -------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)
234 E. Reservoir Avenue, P. O. Box 1188, Milwaukee, WI 53201
-------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)
Registrant's telephone number, include area code     (414) 263-8800
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
       Title of each class                           which registered

    None
----------------------------------------    ----------------------------------

----------------------------------------    ----------------------------------


Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $1.00 par value per share
------------------------------------------------------------------------------
                                (Title of Class)

------------------------------------------------------------------------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No_____
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K.
(X)

As of March 5, 1996, there were outstanding 1,296,313 shares of Common Stock and 334,482 shares of Class B Common Stock. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $41,534,700.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Parts I, II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 25, 1996, prepared for the Annual Meeting of Shareholders scheduled for April 23, 1996, are incorporated by reference in Part III of this report.

Exhibit Index Pages 9-10

                                     PART I

  Item 1.       Business

                The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

                The Company and its subsidiaries engage in one line of business, the manufacture, purchase and distribution of men's footwear. The Company does not sell women's or children's shoes because these markets differ significantly from the men's market. The principal brands of shoes sold are "Nunn Bush," "Brass Boot," "Stacy Adams," and "Weyenberg" and trademarks maintained by the Company on these names are important to the business. The Company's products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and lower priced quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions. The Company's footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily produced or purchased to meet the needs and desires of the American male population.

                The Company assembles footwear at one manufacturing plant in Wisconsin. Shoe components, referred to as "uppers," are purchased from outside sources, generally foreign, and turned into complete shoes by attaching the sole, either leather or man-made, applying appropriate "finishes" and packing the shoes into individual cartons, ready for sale. The Company purchases raw materials and shoe components from many suppliers and is not dependent on any one of them. The supply of these items is generally plentiful and there are no long-term purchase commitments. Over the past five years, production at the Company's plant has accounted for approximately 14% of the value of the Company's wholesale footwear sales.

                In addition to the production of footwear at the Company's own manufacturing plants, complete shoes are also purchased from many sources
worldwide, generally at    U. S. dollar prices.  These purchases account for
the balance of the Company's wholesale footwear sales. In recent years, domestic production of men's shoes by the Company and the industry has declined, while imports to the United States have increased.

                The Company's business is separated into two divisions - wholesale and retail. Wholesale sales constituted approximately 87% of total sales in 1995, 79% in 1994, and 68% in 1993. At wholesale, shoes are marketed nationwide through more than 8,000 shoe, clothing and department stores. The loss of any one or a few of these retail customers would not have a material adverse effect on the wholesale division sales. The Company employs traveling salesmen who sell the Company's products to the retail outlets. Shoes are shipped to these retailers primarily from warehouses maintained in Milwaukee and Beaver Dam, Wisconsin. Although there is no clearly identifiable seasonality in the men's footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with the industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.

                Retail sales constituted approximately 13% of total sales in 1995, 21% in 1994 and 32% in 1993. In the retail division there are 18 company-operated stores in principal cities of the United States and 13 leased departments in department stores throughout the country. The decrease in retail sales in recent years is a result of the termination of leased departments and company-operated stores. In 1995, 10 company-operated stores were closed due to unprofitable operations or unattractive lease renewal terms. In 1994, the Company closed 45 leased departments as a result of the termination of a lease agreement with a department store and 7 company-operated stores due to unprofitable operations or unattractive lease renewal terms. In 1993, the Company closed 71 leased shoe departments because of a restructuring at a lessor department store chain and closed 12 company-operated stores because of unprofitable operations or unattractive lease renewal terms. Sales in retail outlets are made directly to the consumer by company employees. In addition to the sale of the Company's brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

                In dollar sales, the Company is about eighth largest among approximately 900 domestic men's shoe distributors. During 1995 it sold approximately 3% of the total men's non-rubber dress and casual shoes sold in the United States.

                Price, quality and service are all important competitive factors in the shoe industry and the Company has been recognized as a leader in all of them. Although the Company engages in no specific research and development activities, new products and new processes are continually being tested by the Company and used where appropriate, in order to produce the best value for the consumer, consistent with reasonable price. Compliance with environmental regulations historically has not had, and is not expected to have, a material adverse effect on the Company's results of operations or cash flows.

                Approximately 525 persons are employed by the Company and its subsidiaries.


  Item 2.       Properties

                The following facilities are operated by the Company and its subsidiaries:

                Location                  Character            Owned/Leased
                --------                  ---------            ------------
           Milwaukee, Wisconsin    Multistory office              Owned
                                    and warehouse
           Milwaukee, Wisconsin    Multistory warehouse           Owned
           Beaver Dam, Wisconsin   Multistory warehouse           Owned
           Beaver Dam, Wisconsin   Multistory factory             Leased (1)



                                  (1) Not a material lease.

                All of the above-named facilities are adequately equipped, well maintained and suitable for foreseeable needs. If all available manufacturing space were utilized and significant additional shoe making equipment were acquired, production could be increased about 25%.

                In addition to the above-described manufacturing and warehouse facilities, the Company operates 18 retail stores and 13 leased departments throughout the United States under various rental agreements. See Note 9 to Consolidated Financial Statements and Item 1. Business above.

 Item 3.        Legal Proceedings

                On December 6, 1993, a shareholder of the Company, on behalf of herself and all others similarly situated, filed an action in the Circuit Court of Milwaukee County, Wisconsin against the Company and certain of its officers in connection with the (then proposed) merger agreement subsequently signed by the Company under which the Company would have been acquired by a management group, including the principal shareholders of the Company, for $34.00 per
share in cash. (Kahn v. Weyco Group,   et.  al, Case No. 93-CV-019022).
Plaintiff alleged that the $34.00 per share price was grossly inadequate, that the Company's intrinsic value exceeded $60.00 per share, that the acquiring group controlled and dominated the Board of Directors, that the Special Committee of the Board of Directors failed to adequately explore all alternatives that might lead to maximizing shareholder values, that the merger agreement was not the result of arm's-length negotiations or an independent valuation of shares and that the defendants failed to have a disinterested third party negotiate on behalf of shareholders. Plaintiff sought an injunction, rescission, unspecified damages and fees and expenses. The defendants filed an answer denying all material allegations. Following the withdrawal of the proposed merger, the plaintiff amended the complaint in December 1994 to seek a declaration that the defendants, in proposing and pursuing the proposed merger, "committed or aided and abetted a gross abuse of trust and have breached their fiduciary and other duties" and also to seek to recover certain costs and expenses related to the action, "including reasonable attorneys' and professional fees incurred with the solicitation of proxies."
On June 2, 1995, the lawsuit was dismissed by the Circuit Court of Milwaukee County, Wisconsin. On September 25, 1995, the plaintiffs gave notice of their appeal to the Wisconsin Court of Appeals. The appeal was dismissed on December 29, 1995 and the Company is not aware of any further action by the plaintiff.

                The Company has been identified as a potentially responsible party ("PRP") in two separate actions in connection with an alleged hazardous substance discharge in the State of Wisconsin. The Company is contesting these actions and denies liability in the matter. It is anticipated that the resolution of this matter will not have a material effect on the Consolidated Financial Statements of the Company.


  Item 4.       Submission of Matters to a Vote of Security Holders

                Not Applicable

Executive Officers of the Registrant

                                                               Served
     Officer               Age               Office(s)          Since                Business Experience
---------------------      ---  -----------------------------  -------   -------------------------------------------
Thomas W. Florsheim        65   Chairman of the Board and        1968   Chairman of the Company --
                                  Chief Executive Officer               1968 to present
Robert Feitler             65   President and Chief              1968   President of the Company --
                                  Operating Officer & Director          1968 to present
David N. Couper            47   Vice President                   1981   Vice President of the Company --
                                                                        1981 to present
John W. Florsheim          32   Vice President                   1994   Vice President of the Company --
                                                                        1994 to present; Branch Manager,
                                                                        M & M/Mars, Inc. 1990 to 1994

Thomas W. Florsheim, Jr.   38   Vice President                   1988   Vice President of the Company --
                                                                        1988 to present
James F. Gorman            52   Vice President                   1975   Vice President of the Company --
                                                                        1975 to present
Peter S. Grossman          52   Vice President                   1971   Vice President of the Company --
                                                                        1971 to present
John F. Wittkowske         36   Secretary/Treasurer              1993   Audit Manager, Arthur Andersen LLP,
                                                                        Independent Public Accountants --
                                                                        1986 to 1993


Thomas W. Florsheim is the father of John W. Florsheim and Thomas W. Florsheim, Jr.

                                    PART II



Item 5.        Market for Registrant's Common Equity
                   and Related Shareholder Matters

               Information required by this Item is set forth on page 11 of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.


Item 6.        Selected Financial Data

               Information required by this Item is set forth on page 2 of the
                    Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.


Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

               Information required by this Item is set forth on page 12 of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.


Item 8.        Financial Statements and Supplementary Data

               Information required by this Item is set forth on pages 2
                   through 11 of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.


Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                 Not applicable.

                                    PART III



Item 10.      Directors and Executive Officers of the Registrant

                Information required by this Item is set forth on pages 1, 2 and 3 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and is incorporated herein by reference.


Item 11.      Executive Compensation

              Information required by this Item is set forth on pages 4, 5, 6 and 7 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and is incorporated herein by reference.


Item 12.      Security Ownership of Certain Beneficial
                 Owners of Management

              Information required by this Item is set forth on pages 1 and 2 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and is incorporated herein by reference.


Item 13.      Certain Relationships and Related Transactions

              Information required by this Item is set forth on page 7 of the
                     Company's proxy statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and is incorporated herein by reference.

                                    PART IV



  Item 14.      Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K

    (a)          The following documents are filed as a part of this report:

                                                                                  Page Reference
                                                                                        to
                                                                                   Annual Report
                                                                                 -----------------
                 1.    Financial Statements -

                          Consolidated Statements of Earnings
                              for the years ended December 31
                              1995, 1994 and 1993                                           3

                          Consolidated Balance Sheets -
                              December 31, 1995 and 1994                                4 - 5

                          Consolidated Statements of Shareholders'
                              Investment for the years ended
                              December 31, 1995, 1994 and 1993                              6

                          Consolidated Statements of Cash Flows
                              for the years ended December 31,
                              1995, 1994 and 1993                                           7

                          Notes to Consolidated Financial
                              Statements - December 31, 1995, 1994
                              and 1993                                                 8 - 11

                          Report of Independent Public Accountants                         11

  Item 14.       Exhibits, Financial Statement Schedules,
                     and Report on Form 8-K (Continued)

                                                                            Page Reference
                                                                                   to
                                                                               Form 10-K
                                                                           ------------------
                 2.    Financial Statement Schedules for the
                           years ended December 31, 1995,
                           1994 and 1993 -

                          Schedule II  -  Valuation and Qualifying
                                             Accounts                                 11


                        All other schedules have been omitted because of the
                          absence of the conditions under which they are required.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weyco Group, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 19, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 19, 1996

  Item 14.    Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K (Continued)

              3.  Exhibits

                                                                  Incorporated Herein          Filed
Exhibit                          Description                      By Reference To             Herewith
-------       --------------------------------------------------  -----------------------     --------
   3.1        Articles of Incorporation as Restated               Exhibit 3.1 to Form
                 August 29, 1961, and Last Amended                 10-K for Year Ended
                 April 25, 1990                                    December 31, 1990

   3.2        Bylaws as Revised January 21, 1991                  Exhibit 3.2 to Form
                 and Amended November 3, 1992                      10-K for Year Ended
                                                                    December 31, 1992

  10.1*       Employment Agreement - Thomas W.                    Exhibit 10.1 to Form
                 Florsheim, dated January 1, 1992                  10-K for Year Ended
                                                                    December 31, 1992

  10.2*       Employment Agreement - Robert Feitler,              Exhibit 10.2 to Form
                 dated January 1, 1992                             10-K for Year Ended
                                                                    December 31, 1992

  10.3*       Restated and Amended Deferred                                                       X
                 Compensation Agreement - Thomas W.
                 Florsheim, dated December 1, 1995

  10.4*       Restated and Amended Deferred                                                       X
                 Compensation Agreement - Robert Feitler,
                 dated December 1, 1995

  10.5*       1988 Nonqualified Stock Option Plan                 Exhibit 10.5 to Form
                                                                    10-K for Year Ended
                                                                    December 31, 1988

  10.6*       Excess Benefits Plan - Restated Effective           Exhibit 10.6 to Form
                 as of January 1, 1989                             10-K for Year Ended
                                                                    December 31, 1991

  10.7*       Pension Plan - Amended and Restated                 Exhibit 10.7 to Form
                 Effective January 1, 1989                         10-K for Year Ended
                                                                    December 31, 1991

  10.8*       Deferred Compensation Plan - Effective              Exhibit 10.8 to Form
                 as of January 1, 1989                             10-K for Year Ended
                                                                    December 31, 1991

  10.9*       1992 Nonqualified Stock Option Plan                 Exhibit 10.9 to Form
                                                                    10-K for Year Ended
                                                                    December 31, 1991

  Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K (Continued)

              3.  Exhibits (Continued)


                                                                  Incorporated Herein          Filed
Exhibit                          Description                      By Reference To             Herewith
-------       --------------------------------------------------  -----------------------     --------
  10.10*        Death Benefit Plan Agreement -                    Exhibit 10.10 to Form
                    Thomas W. Florsheim, dated                     10-K for Year Ended
                    November 8, 1993                               December 31, 1993

  10.11*        Death Benefit Plan Agreement -                    Exhibit 10.11 to Form
                    Robert Feitler, dated                          10-K for Year Ended
                    November 8, 1993                               December 31, 1993

  10.12*        1996 Nonqualified Stock Option Plan                                                X

  21            Subsidiaries of the Registrant                                                     X

  23.1          Consent of Independent Public                                                      X
                    Accountants Dated March 20, 1996


                *Management contract or compensatory plan
                    or arrangement



 (b)            Reports on Form 8-K

                    None

                                                                     SCHEDULE II


                               WEYCO GROUP, INC.

                      VALUATION AND QUALIFYING ACCOUNTS


                                                                          Deducted from Assets
                                                  -----------------------------------------------------------
                                                  Doubtful         Cash       Returns and
                                                  Accounts       Discounts     Allowances        Total
                                                  --------      ----------    -----------   ---------------
BALANCE, DECEMBER 31, 1992                        $700,000       $104,000        $720,000      $1,524,000

    Add - Additions charged to
               earnings                             65,502        516,711       3,856,208       4,437,881

    Deduct - Charges for purposes for
                  which reserves were
                  established                      (65,502)      (502,171)     (3,856,208)     (4,423,881)
                                                 ----------      ---------     -----------     -----------

BALANCE, DECEMBER 31, 1993                         700,000        118,000         720,000       1,538,000

    Add - Additions charged to
               earnings                            505,324        384,925       3,559,427       4,449,676

    Deduct - Charges for purposes for
                  which reserves were
                  established                     (307,144)      (447,925)     (3,559,427)     (4,314,496)
                                                 ---------       --------      ----------      ----------

BALANCE, DECEMBER 31, 1994                         898,180         55,000         720,000       1,673,180

    Add - Additions charged to
               earnings                            486,549        275,694       4,692,992       5,455,235

    Deduct - Charges for purposes for
                  which reserves were
                  established                     (361,549)      (264,694)     (4,452,992)     (5,079,235)
                                                  --------       --------      ----------      ----------

BALANCE, DECEMBER 31, 1995                      $1,023,180        $66,000        $960,000      $2,049,180
                                                ==========        =======        ========      ==========

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
                (Registrant)

By    /s/ John Wittkowske                                     March 25, 1996
  --------------------------------------                      --------------
    John Wittkowske, Secretary/Treasurer
                                ______________
                               Power of Attorney

                KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Florsheim, Robert Feitler, and John Wittkowske, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.
                                ______________

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signatures and Titles                                          Date
                     ---------------------                                          ----
    /s/ Thomas W. Florsheim                                                   March 25          , 1996
-----------------------------------------------------                ----------------------------
 Thomas W. Florsheim, Chairman of the Board
    and Chief Executive Officer (Principal
    Executive Officer)

    /s/ Robert Feitler                                                        March 25          , 1996
------------------------------------------------------              ----------------------------
  Robert Feitler, President and Chief Operating
    Officer (Principal Financial Officer) and Director

    /s/ John Wittkowske                                                       March 25          , 1996
------------------------------------------------------              ----------------------------
  John Wittkowske, Secretary/Treasurer
    (Principal Accounting Officer)

    /s/ John W. Florsheim                                                     March 25          , 1996
------------------------------------------------------              ----------------------------
  John W. Florsheim, Director

    /s/ Thomas W. Florsheim, Jr.                                              March 25          , 1996
------------------------------------------------------              ----------------------------
  Thomas W. Florsheim, Jr., Director

    /s/ Leonard J. Goldstein                                                  March 25          , 1996
------------------------------------------------------              ----------------------------
  Leonard J. Goldstein, Director

    /s/ Frank W. Norris                                                       March 25          , 1996
------------------------------------------------------              ----------------------------
  Frank W. Norris, Director

    /s/ Frederick P. Stratton, Jr.                                            March 25          , 1996
------------------------------------------------------              ----------------------------
  Frederick P. Stratton, Jr., Director

                                      -12