Form 10-K405/A
period 1995-12-31
WEYCO GROUP INC
filed 1996-04-22
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           FORM 10-K/A - AMENDMENT #1
(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995.
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from                  to
                           ----------------    -------------

Commission file number        0-9068

Weyco Group, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Wisconsin                        39-0702200
- -------------------------------  ---------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)


234 E. Reservoir Avenue, P.O. Box 1188, Milwaukee, WI 53201
- ------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, include area code     (414) 263-8800
                                                  -------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
   Title of each class                                which registered
None
- -------------------------------------------  ----------------------------------
- -------------------------------------------  ----------------------------------


Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $1.00 per value per share
- -------------------------------------------------------------------------------
                                (Title of Class)

- -------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                 ---         ---
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

Exhibit Index Pages 9-10

Item 14.            Exhibits, Financial Statement Schedules
- --------             and Reports on Form 8-K (Continued)
                   ---------------------------------------

     3.  Exhibits

                                                         Incorporated Herein         Filed
Exhibit     Description                                     By Reference To         Herewith
- -------   --------------------------------------         --------------------       ---------
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

10.6*    Excess Benefits Plan - Restated Effective        Exhibit 10.6 to Form
          as of January 1, 1989                            10-K for Year Ended
                                                           December 31, 1991

10.7*    Pension Plan - Amended and Restated              Exhibit 10.7 to Form
          Effective January 1, 1989                        10-K for Year Ended
                                                           December 31, 1991

10.8*    Deferred Compensation Plan - Effective           Exhibit 10.8 to Form
          as of January 1, 1989                            10-K for Year Ended
                                                           December 31, 1991

10.9*    1992 Nonqualified Stock Option Plan              Exhibit 10.9 to Form
                                                           10-K for Year Ended
                                                           December 31, 1991

Item 14.   Exhibits, Financial Statement Schedules,
- --------   and Reports on Form 8-K (Continued)
           ----------------------------------------


     3.  Exhibits (Continued)


                                                         Incorporated Herein         Filed
Exhibit     Description                                     By Reference To         Herewith
- -------   --------------------------------------         --------------------       ---------
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

27         Financial Data Schedule                                                       X



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
      (Registrant)

By    /s/ John Wittkowske                            April 22    , 1996
     -------------------------------------        ---------------
     John Wittkowske, Secretary/Treasurer

                             --------------------
                               Power of Attorney

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

                               ---------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures and Titles                                    Date
     ---------------------                                    ----

  /s/ Thomas W. Florsheim                                  April 22               , 1996
- ----------------------------------------------------  ----------------------------
Thomas W. Florsheim, Chairman of the Board
  and Chief Executive Officer (Principal
  Executive Officer)

                                                                                  , 1996
- ----------------------------------------------------  ----------------------------
 Robert Feitler, President and Chief Operating
  Officer (Principal Financial Officer) and Director

                                                                                  , 1996
- ----------------------------------------------------  ----------------------------
 John Wittkowske, Secretary/Treasurer
  (Principal Accounting Officer)

                                                                                  , 1996
- ----------------------------------------------------  ----------------------------
 John W. Florsheim, Director
                                                                                  , 1996
- ----------------------------------------------------  ----------------------------
 Thomas W. Florsheim, Jr., Director
                                                                                  , 1996
- ----------------------------------------------------  ----------------------------
 Leonard J. Goldstein, Director
                                                                                  , 1996
- ----------------------------------------------------  ----------------------------
 Frank W. Norris, Director
                                                                                  , 1996
- ----------------------------------------------------  ----------------------------
Frederick P. Stratton, Jr., Director
