Form 10-Q
period 1996-03-31
WEYCO GROUP INC
filed 1996-05-10
CIK 106532

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                              OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    ------------------

Commission file number 0-9068
                       ------

                               WEYCO GROUP, INC.
    ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            WISCONSIN                                            39-0702200
- -------------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                           234 East Reservoir Avenue
                                P.O. Box 1188
                           Milwaukee, Wisconsin 53201
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 263-8800
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----

As of April 30, 1996 the following shares were outstanding.

     Common Stock, $1.00 par value                    1,270,319 Shares
     Class B Common Stock, $1.00 par value            332,656 Shares


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                     March 31                 December 31
                                                                       1996                       1995
                                                                    -----------                -----------
CURRENT ASSETS:
     Cash and cash equivalents                                      $ 3,750,788                $11,247,137
     Marketable securities                                           10,522,655                 12,677,712
     Accounts receivable, net                                        23,069,458                 18,867,506
     Inventories -
        Finished shoes                                               10,118,275                 14,188,733
        Shoes in process                                                103,315                    618,671
        Raw materials and supplies                                      150,270                    138,303
                                                                    -----------                -----------
                Total inventories                                    10,371,860                 14,945,707
                                                                    -----------                -----------
     Deferred income tax benefits                                     1,577,000                  1,746,000
     Prepaids and other current assets                                   76,483                     10,211
                                                                    -----------                -----------
                  Total current assets                               49,368,244                 59,494,273

MARKETABLE SECURITIES                                                10,032,024                 10,470,262
DEFERRED INCOME TAX BENEFITS                                            566,000                    519,000
OTHER ASSETS                                                          5,441,158                  5,331,314
PLANT AND EQUIPMENT                                                   8,905,400                  8,782,806
  Less - Accumulated depreciation                                    (5,537,056)                (5,269,369)
                                                                    -----------                -----------
                                                                      3,368,344                  3,513,437
                                                                    -----------                -----------
                                                                    $68,775,770                $79,328,286
                                                                    ===========                ===========

                      LIABILITIES & SHAREHOLDERS' INVESTMENT
                      --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                  $ 5,971,276                $ 9,181,933
  Dividend payable                                                      342,467                    397,113
  Accrued liabilities                                                 6,788,874                  3,918,479
                                                                    -----------                -----------
                            Total current liabilities                13,102,617                 13,497,525

DEFERRED COMPENSATION                                                   472,764                  1,747,764

SHAREHOLDERS' INVESTMENT:
     Common stock                                                     1,618,995                  1,884,015
     Other shareholders' investment                                  53,581,394                 62,198,982
                                                                    -----------                -----------
                                                                    $68,775,770                $79,328,286
                                                                    ===========                ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                                         1996                      1995
                                                                     ------------              -----------
NET SALES                                                            $34,171,997               $29,285,888

COST OF SALES                                                         25,501,400                20,929,890
                                                                    ------------               -----------
       Gross earnings                                                  8,670,597                 8,355,998

SELLING AND ADMINISTRATIVE EXPENSES                                    6,022,804                 6,236,083
                                                                    ------------               -----------
       Earnings from operations                                        2,647,793                 2,119,915

INTEREST AND OTHER INCOME, Net                                           301,177                   336,150
                                                                    ------------               -----------
       Earnings before provision for
         income taxes                                                  2,948,970                 2,456,065

PROVISION FOR INCOME TAXES                                             1,091,000                   885,000
                                                                     -----------               -----------
       Net earnings                                                  $ 1,857,970               $ 1,571,065
                                                                     ===========               ===========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING (Note 2)                                                 1,689,875                 1,887,701

PER SHARE (Note 2)
  Net earnings                                                             $1.10                      $.83
                                                                     ===========               ===========

  Cash dividends                                                            $.21                      $.20
                                                                     ===========               ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH, 1996 AND 1995




                                                                       1996                      1995
                                                                 ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities                 $  2,114,017               $ 2,741,984
                                                                    ------------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                (2,548,374)               (9,116,326)
     Proceeds from sales of marketable securities                      5,141,669                 6,358,475
     Purchase of plant and equipment                                    (123,593)                  (21,784)
     Other                                                              (109,844)                 (110,069)
                                                                    ------------               -----------
          Net cash (used for) provided by
              investing activities                                     2,359,858                (2,889,704)
                                                                    ------------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred compensation payments                                   (1,175,000)                       --
     Cash dividends paid                                                (397,113)                 (380,223)
     Shares purchased and retired                                    (10,412,611)                 (631,709)
     Proceeds from stock options exercised                                14,500                   197,000
                                                                    ------------               -----------
          Net cash used for financing activities                     (11,970,224)                 (814,932)
                                                                    -------------              -----------

          Net decrease in cash and cash equivalents                   (7,496,349)                 (962,652)

CASH AND CASH EQUIVALENTS at beginning
     of period                                                        11,247,137                 3,648,361
                                                                    ------------               -----------
CASH AND CASH EQUIVALENTS at end
     of period                                                      $  3,750,788               $ 2,685,709
                                                                    ============               ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                              $    245,281               $   844,980
                                                                    ============               ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of results for the full year.

(2) Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of stock options which have a dilutive effect when applying the treasury stock method and are considered when material.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $24,305,000 at March 31, 1996, compared with $34,395,000 at December 31, 1995. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. The Company did not make any borrowings under these facilities during the first three months of 1996. On January 3, 1996, the Company paid $9,938,885 for the purchase of 146,860 shares of Common Stock and 106,360 shares of Class B Common Stock. On February 1, 1996, the Company paid $1,175,000 under deferred compensation agreements.

     The Company has historically generated adequate cash flow from operations to meet working capital requirements. The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

     Results of Operations

     Total net sales increased $4,886,000 (16.7%) during the three months ended March 31, 1996 compared with the same period in 1995. Net sales in the wholesale division increased $5,613,000 (22%) from $25,680,000 in 1995 to
     $31,293,000 in 1996.   The increase in sales resulted from an increase of
     16% in the number of pairs of shoes shipped as compared with 1995, as well as an increase in the average selling price per pair, attributed to a change in product mix.

     Retail net sales decreased 20% from $3,606,000 in the first quarter of
     1995 to $2,879,000 in the first quarter of 1996.   The decrease resulted
     from the closing of 10 retail units during 1995, as well as a slight decrease in same store net sales, which were down 2.5% compared to the first quarter of 1995.

     For the first quarter, gross earnings as a percent of net sales was 25.4%, down from 28.5% in 1995. Gross earnings in 1996 included a $600,000 loss reserve for the closing of 13 retail stores anticipated to occur in July of 1996. Excluding this loss reserve, first quarter gross earnings as a percent of net sales would have been 27.1%.

     For the first quarter, selling and administrative expenses decreased $213,000. As a percent of sales, selling and administrative expenses decreased from 21.3% in 1995 to 17.6% in 1996. This decrease, both in dollars and as a percent of sales was caused primarily by the closing of the retail units during 1995.


                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held April 23, 1996 to 1) elect four members to the Board of Directors and 2) vote on a proposal to approve the Weyco Group, Inc. 1996 Nonqualified Stock Option Plan.

     John W. Florsheim, Thomas W. Florsheim, Jr., Robert Feitler and Leonard J. Goldstein were nominated for election to the Board of Directors for terms of one year for John W. Florsheim and three years for the others. A total of 4,063,084 votes were cast for each of the nominees, and 78,673 votes were withheld for Mr. Feitler, 75,273 votes withheld for Mr. Thomas W. Florsheim, Jr. and Mr. John W. Florsheim, and 77,173 votes withheld for Mr. Goldstein.

     The Weyco Group, Inc. 1996 Nonqualified Stock Option Plan was also voted on and approved. A total 3,512,927 votes were cast for the proposal, 251,402 against the proposal, 194,817 votes abstained, and there were 103,938 nonbroker votes.

Item 6.  Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WEYCO GROUP, INC.


___________________                     ________________________________
     Date                               John Wittkowske
                                        Vice President-Finance
                                        Chief Financial Officer