Form 10-Q
period 1996-06-30
WEYCO GROUP INC
filed 1996-08-09
CIK 106532

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

                                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------

Commission file number       0-9068

                               WEYCO GROUP, INC.
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                           39-0702200
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                           234 East Reservoir Avenue
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 263-8800
              (Registrant's telephone number, including area code)

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

As of August 1, 1996 the following shares were outstanding.

      Common Stock, $1.00 par value                   1,263,043 Shares
      Class B Common Stock, $1.00 par value             329,932 Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                     June 30               December 31
                                                                       1996                     1995
                                                                  ---------------       -------------------
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 2,715,440                 $11,247,137
     Marketable securities                                          10,797,826                  12,677,712
     Accounts receivable, net                                       20,699,601                  18,867,506
     Inventories -
        Finished shoes                                               7,155,974                  14,188,733
        Shoes in process                                                99,534                     618,671
        Raw materials and supplies                                     429,397                     138,303
                                                                 -------------               -------------
                       Total inventories                             7,684,905                  14,945,707
                                                                  ------------                 -----------
     Deferred income tax benefits                                    1,558,000                   1,746,000
     Prepaids and other current assets                                  83,894                      10,211
                                                                --------------              --------------
                  Total current assets                              43,539,666                  59,494,273

MARKETABLE SECURITIES                                               14,183,153                  10,470,262

DEFERRED INCOME TAX BENEFITS                                           566,000                     519,000

OTHER ASSETS                                                         5,551,002                   5,331,314

PLANT AND EQUIPMENT                                                  8,704,485                   8,782,806
  Less - Accumulated depreciation                                   (5,547,225)                 (5,269,369)
                                                                  ------------                 -----------
                                                                     3,157,260                   3,513,437
                                                                  ------------                 -----------
                                                                   $66,997,081                 $79,328,286
                                                                   ===========                 ===========

                      LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Accounts payable                                              $ 3,342,815                 $ 9,181,933
     Dividend payable                                                  352,655                     397,113
     Deferred compensation                                           1,816,185                   1,175,000
     Accrued liabilities                                             5,714,428                   2,743,479
                                                                  ------------                ------------
                     Total current liabilities                      11,226,083                  13,497,525
DEFERRED COMPENSATION                                                --                          1,747,764

SHAREHOLDERS' INVESTMENT:
     Common stock                                                    1,602,975                   1,884,015
     Other shareholders' investment                                 54,168,023                  62,198,982
                                                                   -----------                ------------
                                                                   $66,997,081                 $79,328,286
                                                                   ===========                 ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995


                                                           Three Months ended June 30        Six Months ended June  30
                                                           -------------------------------   ----------------------------
                                                             1996                  1995          1996           1995
                                                           --------             ---------      --------       ---------
NET SALES                                                  $31,135,723         $28,798,989     $65,307,720   $58,084,877

COST OF SALES                                               22,830,181          21,321,687      48,331,581    42,251,577
                                                           -----------          ----------      ----------   -----------
               Gross earnings                                8,305,542           7,477,302      16,976,139    15,833,300

SELLING AND ADMINISTRATIVE EXPENSES                          6,084,107           5,790,593      12,106,911    12,026,676
                                                           -----------         -----------     -----------   -----------
               Earnings from operations                      2,221,435           1,686,709       4,869,228     3,806,624

INTEREST AND OTHER INCOME, Net                                 225,723             349,246         526,900       685,396
                                                           -----------         -----------     -----------   -----------
               Earnings before provision for
                    income taxes                             2,447,158           2,035,955       5,396,128     4,492,020

PROVISION FOR INCOME TAXES                                     909,000             734,000       2,000,000     1,619,000
                                                           -----------         -----------     -----------   -----------

               Net earnings                                $ 1,538,158         $ 1,301,955     $ 3,396,128   $ 2,873,020
                                                           ===========         ===========     ===========   ===========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Note 2)                                                1,606,980           1,879,915       1,652,632     1,883,986

PER SHARE (Note 2):
     Net earnings                                                 $.95                $.69           $2.05         $1.52
                                                                  ====                ====           =====         =====

     Cash dividends                                               $.22                $.21           $ .43         $ .41
                                                                  ====                ====           =====         =====

                      WEYCO GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995




                                                                            1996                1995
                                                                      ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                     $ 6,656,284         $ 2,578,222
                                                                          -----------         -----------
          Net cash provided by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                     (8,406,795)        (21,209,376)
     Proceeds from sales of marketable securities                           6,573,790          20,581,434
     Purchase of plant and equipment                                         (209,039)            (58,755)
     Other                                                                   (218,340)           (207,062)
                                                                          -----------         -----------
          Net cash used for
              investing activities                                         (2,260,384)           (893,759)
                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred compensation payments                                        (1,175,000)           --
     Cash dividends paid                                                     (739,580)           (772,781)
     Shares purchased and retired                                         (11,027,517)           (865,293)
     Proceeds from stock options exercised                                     14,500             197,000
                                                                           ----------         -----------
              Net cash used for financing activities                      (12,927,597)         (1,441,074)
                                                                          -----------         -----------

          Net (decrease) increase in cash and
              cash equivalents                                             (8,531,697)            243,389

CASH AND CASH EQUIVALENTS at beginning
     of period                                                             11,247,137           3,648,361
                                                                          -----------         -----------
CASH AND CASH EQUIVALENTS at end
     of period                                                            $ 2,715,440         $ 3,891,750
                                                                          ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                    $ 1,560,973         $ 1,718,796
                                                                          ===========         ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 1996, are not necessarily indicative of results for the full year.

(2) Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of stock options which have a dilutive effect when applying the treasury stock method and are considered when material.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $27,696,000 at June 30, 1996, compared with $34,395,000 at December 31, 1995. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. The Company did not make any borrowings under these facilities during the first six months of 1996. On January 3, 1996, the Company paid $9,938,885 for the purchase of 146,860 shares of Common Stock and 106,360 shares of Class B Common Stock. On February 1, 1996, the Company paid $1,175,000 under deferred compensation agreements.

     The Company has historically generated adequate cash flow from operations to meet working capital requirements. The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

     Results of Operations

     Total net sales increased $2,337,000 (8%) during the three months ended June 30, 1996 compared with the same period in 1995. Net sales in the wholesale division increased $2,938,000 (12%) from $24,680,000 in 1995 to $27,618,000 in 1996. The increase in sales resulted from an increase of 5% in the number of pairs of shoes shipped as compared with 1995, as well as an increase in the average selling price per pair, attributed to a change in product mix.

     Retail net sales decreased 15% from $4,119,000 in the second quarter of
     1995 to $3,518,000 in the second quarter of 1996.   The decrease resulted
     primarily from the closing of 10 retail units during 1995.

     For the six months ended June 30, 1996, net sales increased $7,223,000 (12%) as compared with the same period in 1995. Wholesale sales increased $8,550,000 or 17% from $50,361,000 in 1995 to $58,911,000 in 1996. This increase resulted from an increase of 11% in the number of pairs shipped compared to 1995, as well as an increase in the average selling price per pair, attributed to a change in product mix.

     Retail net sales decreased $1,327,000 (17%) from $7,724,000 in 1995 to $6,397,000 in 1996, as a result of the previously discussed store closings. Same store net sales were flat as compared with the same period in 1995.

     Gross earnings as a percent of net sales for the second quarter and the six months ended June 30 were consistent between 1995 and 1996 at approximately 26 - 27%. 1996 gross earnings, however, included a $600,000 loss reserve recorded in the first quarter of 1996 for the closing of 13 retail stores. The last of the closings occurred in July 1996.
     Management believes that the reserve recorded in the first quarter is adequate to cover the full amount of the related costs incurred or expected to be incurred from the closing of these stores. Excluding this loss reserve, gross earnings as a percent of net sales would have increased 1%.

     Selling and administrative expenses for the second quarter and six months ended June 30, were consistent between 1996 and 1995, after considering decreases in these expenses related to the closing of retail units during 1995, offset by increases due to increased wholesale volume in 1996.

     Interest and other income is comprised principally of municipal bond interest. The decrease in both the three and six month amounts is due to a decrease in marketable securities.


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        WEYCO GROUP, INC.


    ---------------------                               ------------------------
              Date                                      John Wittkowske
                                                        Vice President-Finance
                                                        Chief Financial Officer