Form 10-Q
period 1996-09-30
WEYCO GROUP INC
filed 1996-11-05
CIK 106532

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ---------------

Commission file number       0-9068
                      --------------------


                               WEYCO GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         WISCONSIN                                           39-0702200
--------------------------------------                  -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                          234 East Reservoir Avenue
                               P. O. Box 1188
                         Milwaukee, Wisconsin 53201
                  ----------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (414) 263-8800
            ---------------------------------------------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No
   ------                ------

As of October 28, 1996 the following shares were outstanding.


      Common Stock, $1.00 par value                  1,258,253 Shares
      Class B Common Stock, $1.00 par value            329,722 Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


ASSETS
                                                           September 30        December 31
                                                                1996               1995
                                                            -------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $ 2,407,829        $11,247,137
  Marketable securities                                        8,092,420         12,677,712
  Accounts receivable, net                                    24,645,392         18,867,506
  Inventories -
    Finished shoes                                            11,271,092         14,188,733
    Shoes in process                                             765,410            618,671
    Raw materials and supplies                                   354,503            138,303
                                                             -----------        -----------
            Total inventories                                 12,391,005         14,945,707
                                                             -----------        -----------
  Deferred income tax benefits                                 1,456,000          1,746,000
  Prepaids and other current assets                               31,382             10,211
                                                             -----------        -----------
              Total current assets                            49,024,028         59,494,273

MARKETABLE SECURITIES                                         15,544,657         10,470,262
DEFERRED INCOME TAX BENEFIT                                      668,000            519,000
OTHER ASSETS                                                   5,660,622          5,331,314
PLANT AND EQUIPMENT                                            8,657,631          8,782,806
 Less - Accumulated depreciation                              (5,761,077)        (5,269,369)
                                                             -----------        -----------
                                                               2,896,554          3,513,437
                                                             -----------        -----------
                                                             $73,793,861        $79,328,286
                                                             ===========        ===========

LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                           $ 7,766,282        $ 9,181,933
  Dividend payable                                               350,455            397,113
  Deferred compensation                                        1,847,067          1,175,000
  Accrued liabilities                                          6,338,484          2,743,479
                                                             -----------        -----------
              Total current liabilities                       16,302,288         13,497,525
DEFERRED COMPENSATION                                                 --          1,747,764

SHAREHOLDERS' INVESTMENT:
  Common stock                                                 1,587,975          1,884,015
  Other shareholders' investment                              55,903,598         62,198,982
                                                             -----------        -----------
                                                             $73,793,861        $79,328,286
                                                             ===========        ===========

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995





                                              Three Months ended September 30      Nine Months ended September  30
                                              -------------------------------      -------------------------------
                                                   1996              1995               1996              1995
                                              ------------       ------------      ------------      -------------
NET SALES                                      $34,864,730       $33,124,343       $100,172,450       $91,209,220

COST OF SALES                                   25,267,625        23,798,309         73,599,206        66,049,886
                                               -----------       -----------       ------------       -----------
      Gross earnings                             9,597,105         9,326,034         26,573,244        25,159,334

SELLING AND ADMINISTRATIVE EXPENSES              5,576,213         6,149,851         17,683,124        18,176,527
                                               -----------       -----------       ------------       -----------
      Earnings from operations                   4,020,892         3,176,183          8,890,120         6,982,807

INTEREST AND OTHER INCOME, NET                     275,138           712,084            802,038         1,397,455
                                               -----------       -----------       ------------       -----------
      Earnings before provision for
        income taxes                             4,296,030         3,888,267          9,692,158         8,380,262

PROVISION FOR INCOME TAXES                       1,620,000         1,481,000          3,620,000         3,100,000
                                               -----------       -----------       ------------       -----------

      Net earnings                             $ 2,676,030       $ 2,407,267       $  6,072,158       $ 5,280,262
                                               ===========       ===========       ============       ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  (Note 2)                                       1,594,225         1,869,627          1,634,235         1,879,404

PER SHARE (Note 2):
  Net earnings                                       $1.67             $1.29              $3.72             $2.81
                                                     =====             =====              =====             =====

  Cash dividends                                      $.22              $.21               $.64              $.62
                                                      ====              ====               ====              ====

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995





                                                                       1996                1995
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities                     $ 6,091,531         $ 1,252,310
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                (11,561,000)        (29,576,616)
  Proceeds from sales of marketable securities                      11,071,897          29,462,922
  Purchase of plant and equipment                                     (232,917)            (92,011)
  Other                                                               (323,579)           (251,096)
                                                                   -----------         -----------
     Net cash used for investing activities                         (1,045,599)           (456,801)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred compensation payments                                    (1,175,000)                 --
  Cash dividends paid                                               (1,092,234)         (1,153,005)
  Shares purchased and retired                                     (11,632,506)         (1,368,255)
  Proceeds from stock options exercised                                 14,500             337,000
                                                                   -----------         -----------
       Net cash used for financing activities                      (13,885,240)         (2,184,260)
                                                                   -----------         -----------

     Net decrease in cash and
       cash equivalents                                             (8,839,308)         (1,388,751)

CASH AND CASH EQUIVALENTS at beginning
  of period                                                         11,247,137           3,648,361
                                                                   -----------         -----------
CASH AND CASH EQUIVALENTS at end
  of period                                                        $ 2,407,829         $ 2,259,610
                                                                   ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                $ 2,545,780         $ 2,827,025
                                                                   ===========         ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 1996, are not necessarily indicative of results for the full year.

(2) Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of stock options which have a dilutive effect when applying the treasury stock method and are considered when material.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $26,045,000 at September 30, 1996, compared with $34,395,000 at December 31, 1995. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. The Company did not make any borrowings under these facilities during the first nine months of 1996. On January 3, 1996, the Company paid $9,938,885 for the purchase of 146,860 shares of Common Stock and 106,360 shares of Class B Common Stock. On February 1, 1996, the Company paid $1,175,000 under deferred compensation agreements.

     The Company has historically generated adequate cash flow from operations to meet working capital requirements. The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

     Results of Operations

     Total net sales increased $1,740,000 (5%) for the three months ended September 30, 1996 compared with the same period in 1995. Net sales in the wholesale division increased $3,044,000 (10%) from $29,840,000 in
     1995 to $32,884,000 in 1996.   The increase in sales resulted from an
     increase of 6% in the number of pairs of shoes shipped as compared with 1995, as well as an increase in the average selling price per pair, attributed to a change in product mix.

     Retail net sales decreased 40% from $3,284,000 in the third quarter of
     1995 to $1,980,000 in the third quarter of 1996.   The decrease resulted
     primarily from the closing of 10 retail units during 1995 and the termination of a lease agreement covering 14 department stores in July, 1996.

     For the nine months ended September 30, 1996, net sales increased $8,963,000 (10%) as compared with the same period in 1995. Wholesale sales increased $11,594,000 or 14% from $80,201,000 in 1995 to $91,795,000 in
     1996. This increase resulted from an increase of 9% in the number of pairs shipped compared with 1995, as well as an increase in the average selling price per pair, attributed to a change in product mix.

     Retail net sales decreased $2,631,000 (24%) from $11,008,000 in 1995 to $8,377,000 in 1996, as a result of the previously discussed store closings. Same store net sales were flat as compared with the same period in 1995.

     Gross earnings as a percent of net sales for the third quarter and the nine months ended September 30 were consistent between 1995 and 1996 at approximately 27%. Gross earnings in 1996 included a $600,000 charge in the first quarter for the closing of retail units.

     Selling and administrative expenses for the third quarter and nine months ended September 30, were consistent between 1995 and 1996 after considering decreases in these expenses related to the closing of retail units, partially offset by increases due to increased wholesale volume in 1996.

     Interest and other income is comprised principally of municipal bond interest, however, in the third quarter of 1995, it also included $345,000 of income from a lease assignment. Year-to-date municipal bond interest has decreased in 1996 due to a lower amount of marketable securities.


                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WEYCO GROUP, INC.



--------------------                  ----------------------------------
       Date                           John Wittkowske
                                      Vice President-Finance
                                      Chief Financial Officer