Form 10-K
period 1996-12-31
WEYCO GROUP INC
filed 1997-03-25
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 (FEE REQUIRED)

 For the fiscal year ended          December 31, 1996     .
                          --------------------------------
                                      OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from ...............  to ...............
Commission file number        0-9068
                          --------------------
Weyco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Wisconsin                        39-0702200
-------------------------------  ---------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)


234 E. Reservoir Avenue, P. O. Box 1188, Milwaukee, WI 53201
----------------------------------------------------------------------------------------
(Address of principal executive offices)                                   (Zip Code)
Registrant's telephone number, include area code     (414) 263-8800
                                                 ---------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
   Title of each class                                which registered
None
-------------------------------------------  -------------------------------------------
-------------------------------------------  -------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $1.00 par value per share


----------------------------------------------------------------------------------------
                                (Title of Class)

----------------------------------------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                 ----       ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K.
(X)

As of March 4, 1997, there were outstanding 1,259,116 shares of Common Stock and 328,359 shares of Class B Common Stock. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $48,889,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference in Parts I, II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 24, 1997, prepared for the Annual Meeting of Shareholders scheduled for April 22, 1997, are incorporated by reference in Part III of this report.

Exhibit Index Pages 9-10

                                     PART I

     Item 1. Business
             --------
     The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

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

     The Company assembles footwear at one manufacturing plant in Wisconsin. Shoe components, referred to as "uppers," are purchased from outside sources, generally foreign, and turned into complete shoes by attaching the sole, either leather or man-made, applying appropriate "finishes" and packing the shoes into individual cartons, ready for sale. The Company purchases raw materials and shoe components from many suppliers and is not dependent on any one of them. The supply of these items is generally plentiful and there are no long-term purchase commitments. Over the past five years, production at the Company's plant has accounted for approximately 15% of the value of the Company's wholesale footwear sales.

     In addition to the production of footwear at the Company's own manufacturing plants, complete shoes are purchased from many sources worldwide, generally at U. S. dollar prices. These purchases account for the balance of the Company's wholesale footwear sales. In recent years, domestic production of men's shoes by the Company and the industry has declined, while imports to the United States have increased.

     The Company's business is separated into two divisions - wholesale and retail. Wholesale sales constituted approximately 92% of total sales in 1996, 87% in 1995, and 79% in 1994. At wholesale, shoes are marketed nationwide through more than 8,000 shoe, clothing and department stores. All sales are to unaffiliated customers from North America. Sales to the Company's largest customer were 13%, 15% and 11% of total sales for 1996, 1995 and 1994, respectively. Sales to another customer were 10% of total sales for 1996. There are no other individually significant customers. The Company employs traveling salesmen who sell the Company's products to the retail outlets.
Shoes are shipped to these retailers primarily from warehouses maintained in Milwaukee and Beaver Dam, Wisconsin. Although there is no clearly identifiable seasonality in the men's footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with the industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.

     Retail sales constituted approximately 8% of total sales in 1996, 13% in 1995 and 21% in 1994. In the retail division there are 17 company-operated stores in principal cities of the United States. The decrease in retail sales in recent years is a result of the termination of leased departments and company-operated stores. In 1996, 1 company-operated store and 13 leased departments were closed. In 1995, 10 company-operated stores were closed due to unprofitable operations or unattractive lease renewal terms. In 1994, the Company closed 45 leased departments as a result of the termination of a lease agreement with a department store and 7 company-operated stores due to unprofitable operations or unattractive lease renewal terms. Sales in retail outlets are made directly to the consumer by company employees. In addition to the sale of the Company's brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

     In dollar sales, the Company is about eighth largest among approximately 900 domestic men's shoe distributors. During 1996 it sold approximately 3% of the total men's non-rubber dress and casual shoes sold in the United States.

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

         Approximately 450 persons are employed by the Company.



Item 2.  Properties
-------  -------------------------

         The following facilities are operated by the Company and its subsidiaries:

                  Location                    Character        Owned/Leased
         -------------------------  -------------------------  -----------------

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

     In addition to the above-described manufacturing and warehouse facilities, the Company operates 17 retail stores throughout the United States under various rental agreements. See Note 10 to Consolidated Financial Statements and
Item 1. Business above.

Item 3. Legal Proceedings

        Previously, the Company had been identified as a potentially responsible party ("PRP") in two separate actions in connection with an alleged hazardous substance discharge in the State of Wisconsin. The actions were settled during 1996. The Company paid a cash settlement which was not material in relation to the Consolidated Financial Statements.


Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Executive Officers of the Registrant

                                                                        Served
     Officer              Age           Office(s)                       Since           Business Experience
-------------------       ---  ----------------------------             ------       --------------------------------
Thomas W. Florsheim        66  Chairman of the Board and                 1968        Chairman of the Company --
                                Chief Executive Officer                              1968 to present
Thomas W. Florsheim, Jr.   39  President and Chief                       1995        President of the Company --
                                Operating Officer & Director                         1995 to present; Vice President
                                                                                     of the Company -- 1988 to 1995
John W. Florsheim          33  Executive Vice President & Director       1995        Executive Vice President of the
                                                                                     Company --1995 to present;
                                                                                     Vice President of the Company --
                                                                                     1994 to 1995; Brand Manager,
                                                                                     M & M/Mars, Inc. 1990 to 1994

David N. Couper            48  Vice President                            1981        Vice President of the Company --
                                                                                     1981 to present
James F. Gorman            53  Vice President                            1975        Vice President of the Company --
                                                                                     1975 to present
Peter S. Grossman          53  Vice President                            1971        Vice President of the Company --
                                                                                     1971 to present
John F. Wittkowske         37  Vice President-Finance &                 1993         Vice President-Finance of the Company
                               Secretary                                             1995 to present; Secretary/Treasurer of
                                                                                     the company --1993 to 1995; Audit
                                                                                     Manager, Arthur Andersen LLP,
                                                                                     Independent Public Accountants --
                                                                                     1986 to 1993

     Thomas W. Florsheim is the father of John W. Florsheim and Thomas W. Florsheim, Jr.

                                    PART II



Item 5.  Market for Registrant's Common Equity
          and Related Shareholder Matters

         Information required by this Item is set forth on pages 2 and 17 of the Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


Item 6.  Selected Financial Data

         Information required by this Item is set forth on page 2 of the Annual
            Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

         Information required by this Item is set forth on pages 3 and 4 of the Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         Information required by this Item is set forth on pages 5 through 15 of the Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.

                                    PART III




Item 10.  Directors and Executive Officers of the Registrant

          Information required by this Item is set forth on pages 1 through 3 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997, and is incorporated herein by reference.


Item 11.  Executive Compensation

          Information required by this Item is set forth on pages 4 through 8 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997, and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial
          Owners of Management

          Information required by this Item is set forth on pages 1 and 2 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

          Information required by this Item is set forth on pages 6 through 8 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997, and is incorporated herein by reference.

                                    PART IV




Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K

  (a)      The following documents are filed as a part of this report:

                                                                  Page Reference
                                                                       to
                                                                   Annual Report
                                                                  --------------
     1.    Financial Statements -

              Consolidated Statements of Earnings
                for the years ended December 31
                1996, 1995 and 1994                                      5

              Consolidated Balance Sheets -
                December 31, 1996 and 1995                              6-7

              Consolidated Statements of Shareholders'
                Investment for the years ended
                December 31, 1996, 1995 and 1994                         8

              Consolidated Statements of Cash Flows
                for the years ended December 31,
                1996, 1995 and 1994                                      9

              Notes to Consolidated Financial
                Statements - December 31, 1996, 1995
                and 1994                                                10-15

              Report of Independent Public Accountants                  16

Item 14.  Exhibits, Financial Statement Schedules,
            and Report on Form 8-K (Continued)



                                                                  Page Reference
                                                                        to
                                                                     Form 10-K
                                                                  --------------
          2.    Financial Statement Schedules for the
                   years ended December 31, 1996,
                   1995 and 1994 -


                  Schedule II  -  Valuation and Qualifying
                                    Accounts                            11


                All other schedules have been omitted because of the
                  absence of the conditions under which they are required.




                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weyco Group, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                       ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 17, 1997.

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K (Continued)

          3.  Exhibits


                                                  Incorporated Herein    Filed
Exhibit           Description                       By Reference To     Herewith
------- -------------------------------------     -------------------   --------

3.1     Articles of Incorporation as Restated      Exhibit 3.1 to Form
          August 29, 1961, and Last Amended         10-K for Year Ended
          April 25, 1990                            December 31, 1990

3.2     Bylaws as Revised January 21, 1991         Exhibit 3.2 to Form
          and Amended November 3, 1992              10-K for Year Ended
                                                    December 31, 1992

10.1*   Employment Agreement - Thomas W.                                   X
          Florsheim, dated January 1, 1997

10.2*   Employment Agreement - Thomas W.                                   X
          Florsheim, Jr., dated January 1, 1997

10.3*   Employment Agreement - John W.                                     X
          Florsheim, dated January 1, 1997

10.4*   Restated and Amended Deferred              Exhibit 10.3 to Form
          Compensation Agreement - Thomas W.        10-K for Year Ended
          Florsheim, dated December 1, 1995         December 31, 1995

10.5*   Restated and Amended Deferred              Exhibit 10.4 to Form
          Compensation Agreement - Robert           10-K for Year Ended
          Feitler, dated December 1, 1995           December 31, 1995

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

10.7*   Pension Plan - Amended and Restated        Exhibit 10.7 to Form
          Effective January 1, 1989                 10-K for Year Ended
                                                    December 31, 1991

10.8*   Deferred Compensation Plan - Effective     Exhibit 10.8 to Form
          as of January 1, 1989                     10-K for Year Ended
                                                    December 31, 1991

10.9*   1992 Nonqualified Stock Option Plan        Exhibit 10.9 to Form
                                                    10-K for Year Ended
                                                    December 31, 1991

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


          3.  Exhibits (Continued)


                                                  Incorporated Herein     Filed
Exhibit         Description                          By Reference To    Herewith
        ------------------------------------      -------------------   --------

10.10*  Death Benefit Plan Agreement -             Exhibit 10.10 to Form
          Thomas W. Florsheim, dated                10-K for Year Ended
          November 8, 1993                          December 31, 1993

10.11*  Death Benefit Plan Agreement -             Exhibit 10.11 to Form
          Robert Feitler, dated                     10-K for Year Ended
          November 8, 1993                          December 31, 1993

10.12*  1996 Nonqualified Stock Option Plan        Exhibit 10.12 to Form
                                                    10-K for Year Ended
                                                    December 31, 1995

21      Subsidiaries of the Registrant                                      X

23.1    Consent of Independent Public                                       X
          Accountants Dated March 21, 1997

27      Financial Data Schedule                                             X

*Management contract or compensatory plan or arrangement

        (b) Reports on Form 8-K

            None

                                                                  SCHEDULE II



                               WEYCO GROUP, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                                      Deducted from Assets
                                 --------------------------------------------------------------------
                                      Doubtful          Cash          Returns and
                                      Accounts        Discounts        Allowances             Total
                                      --------        ---------       -----------            -------
BALANCE, DECEMBER 31, 1993                  700,000         118,000           720,000         1,538,000

   Add - Additions charged to
           earnings                         505,324         384,925         3,559,427         4,449,676

   Deduct - Charges for purposes for
             which reserves were
             established                   (307,144)       (447,925)       (3,559,427)       (4,314,496)
                                      -------------   -------------   ---------------   ---------------

BALANCE, DECEMBER 31, 1994                  898,180          55,000           720,000         1,673,180

   Add - Additions charged to
           earnings                         486,549         275,694         4,692,992         5,455,235

   Deduct - Charges for purposes for
             which reserves were
             established                   (361,549)       (264,694)       (4,452,992)       (5,079,235)
                                      -------------   -------------   ---------------   ---------------

BALANCE, DECEMBER 31, 1995                1,023,180          66,000           960,000         2,049,180

   Add - Additions charged to
           earnings                         438,938         454,241         4,314,617         5,207,796

   Deduct - Charges for purposes for
             which reserves were
             established                   (313,938)       (456,241)       (4,194,617)       (4,964,796)
                                      -------------   -------------   ---------------   ---------------

   BALANCE, DECEMBER 31, 1996         $   1,148,180   $      64,000   $     1,080,000   $     2,292,180
                                      =============   =============   ===============   ===============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
     (Registrant)

By /s/ John Wittkowske
   ---------------------------------------                       March 24, 1997
  John Wittkowske, Vice President-Finance
                               _________________
                               Power of Attorney

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Florsheim, Sr., Thomas W. Florsheim, Jr., and John Wittkowske, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.
                                 ______________

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures and Titles                                            Date

     /s/ Thomas W. Florsheim                                      March 24, 1997
     ------------------------------------------------
     Thomas W. Florsheim, Chairman of the Board
     and Chief Executive Officer (Principal
     Executive Officer)

     /s/ Thomas W. Florsheim, Jr.                                 March 24, 1997
     ------------------------------------------------
     Thomas W. Florsheim, Jr., President and Chief
     Operating Officer and Director

     /s/ John W. Florsheim                                        March 24, 1997
     ------------------------------------------------
     John W. Florsheim, Executive Vice President
     and Director

     /s/ John Wittkowske                                          March 24, 1997
     ------------------------------------------------
     John Wittkowske, Vice President-Finance
     (Principal Accounting Officer)

     /s/ Robert Feitler                                           March 24, 1997
     ------------------------------------------------
     Robert Feitler, Director

     /s/ Leonard J. Goldstein                                     March 24, 1997
     ------------------------------------------------
     Leonard J. Goldstein, Director

     /s/ Frank W. Norris                                          March 24, 1997
     ------------------------------------------------
     Frank W. Norris, Director

     /s/ Frederick P. Stratton, Jr.                               March 24, 1997
     ------------------------------------------------
     Frederick P. Stratton, Jr., Director