Form 10-Q
period 1997-03-31
WEYCO GROUP INC
filed 1997-05-12
CIK 106532

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               ---------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------

Commission file number       0-9068
                       -------------------

                               WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     WISCONSIN                                                  39-0702200
-------------------------                                 ----------------------
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

                                 (414) 263-8800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---          ---
As of April 28, 1997 the following shares were outstanding.

       Common Stock, $1.00 par value                  1,260,783 Shares
       Class B Common Stock, $1.00 par value            326,692 Shares

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


                       WEYCO GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                   March 31      December 31
                                                                     1997           1996
                                                                  -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 2,185,275   $ 6,837,765
  Marketable securities                                             7,076,991     8,179,263
  Accounts receivable, net                                         24,905,215    18,235,404
  Inventories -
    Finished shoes                                                  6,302,669    11,984,639
    Shoes in process                                                   85,986       331,718
    Raw materials and supplies                                         51,095        83,087
                                                                  -----------   -----------
            Total inventories                                       6,439,750    12,399,444
                                                                  -----------   -----------
  Deferred income tax benefits                                      2,326,000     2,161,000
  Prepaids and other current assets                                    32,530            --
                                                                  -----------   -----------
               Total current assets                                42,965,761    47,812,876
MARKETABLE SECURITIES                                              23,285,159    16,440,201
DEFERRED INCOME TAX BENEFIT                                           199,000        33,000
OTHER ASSETS                                                        6,240,295     6,138,205
PLANT AND EQUIPMENT                                                 8,431,288     8,679,517
 Less - Accumulated depreciation                                   (6,046,590)   (6,026,644)
                                                                  -----------   -----------
                                                                    2,384,698     2,652,873
                                                                  -----------   -----------
                                                                  $75,074,913   $73,077,155
                                                                  ===========   ===========

                                              LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                                $ 4,256,533   $ 6,793,555
  Dividend payable                                                    349,245       349,354
  Accrued liabilities                                               6,855,194     5,837,753
  Accrued income taxes                                              2,472,690       992,241
                                                                  -----------   -----------
              Total current liabilities                            13,933,662    13,972,903

SHAREHOLDERS' INVESTMENT:
  Common stock                                                      1,587,475     1,587,475
  Other shareholders' investment                                   59,553,776    57,516,777
                                                                  -----------   -----------
                                                                  $75,074,913   $73,077,155
                                                                  ===========   ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                  1997         1996
                                               -----------  -----------
         NET SALES                             $34,153,469  $34,171,997

         COST OF SALES                          24,871,844   25,501,400
                                               -----------  -----------
                Gross earnings                   9,281,625    8,670,597

         SELLING AND ADMINISTRATIVE EXPENSES     5,572,783    6,022,804
                                               -----------  -----------
                Earnings from operations         3,708,842    2,647,793

         INTEREST AND OTHER INCOME, Net            127,402      301,177
                                               -----------  -----------
                Earnings before provision for
                  income taxes                   3,836,244    2,948,970

         PROVISION FOR INCOME TAXES              1,450,000    1,091,000
                                               -----------  -----------
                Net earnings                   $ 2,386,244  $ 1,857,970
                                               ===========  ===========


         WEIGHTED AVERAGE COMMON AND
           COMMON EQUIVALENT SHARES
           OUTSTANDING (Note 2)                  1,587,475    1,689,875

         PER SHARE (Note 2)
           Net earnings                              $1.50        $1.10
                                                     =====        =====

           Cash dividends                            $ .22        $ .21
                                                     =====        =====

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH, 1997 AND 1996







                                                                   1997          1996
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities                 $ 1,523,675    $    939,017
                                                               -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                             (7,972,422)     (2,548,374)
  Proceeds from sales of marketable securities                   2,229,736       5,141,669
  Purchase of plant and equipment                                  (23,234)       (123,593)
  Other                                                            (61,000)       (109,844)
                                                               -----------    ------------
     Net cash (used for) provided by
       investing activities                                     (5,826,920)      2,359,858

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                             (349,245)       (397,113)
  Shares purchased and retired                                          --     (10,412,611)
  Proceeds from stock options exercised                                 --          14,500
                                                               -----------    ------------
     Net cash used for financing activities                        (349,245)   (10,795,224)
                                                               -----------    ------------

     Net decrease in cash and cash equivalents                   (4,652,490)    (7,496,349)

CASH AND CASH EQUIVALENTS at beginning
  of period                                                       6,837,765     11,247,137
                                                               ------------   ------------
CASH AND CASH EQUIVALENTS at end
  of period                                                    $  2,185,275   $  3,750,788
                                                               ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                            $    301,000   $    245,281
                                                               ============   ============

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of results for the full year.

(2) Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of stock options which have a dilutive effect when applying the treasury stock method and are considered when material. The Company intends to adopt Statement of Accounting Standards No. 128, "Earnings Per Share," for the year ended December 31, 1997 and will restate prior period earnings per share as required. The adoption of this standard is not expected to have a material impact on previously reported earnings per share.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

       Liquidity

       The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $32,547,000 at March 31, 1997, compared with $31,457,000 at December 31, 1996. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. The Company did not make any borrowings under these facilities during the first three months of 1997.

       The Company has historically generated adequate cash flow from operations to meet working capital requirements. The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

       In April 1997, the Company announced its plan to build a 370,000 square foot building in Glendale, Wisconsin, to house its corporate offices and warehouse and distribution facilities. The building is scheduled to open July 1, 1998. The estimated cost of the building and related equipment is $12 million.

       Results of Operations

       Total net sales were flat for the three months ended March 31, 1997 compared with the same period in 1996. Net sales in the wholesale division increased $659,000 (2%) from $31,293,000 in 1996 to $31,952,000 in 1997. Retail net sales decreased 23% from $2,879,000 in the first quarter of 1996 to $2,201,000 in the first quarter of 1997 as a result of the closing of 13 leased departments in 1996.

       For the first quarter, gross earnings as a percent of net sales was 27.2%, up from 25.4% in 1996. Gross earnings in 1996 included a $600,000 loss reserve for the closing of the 13 leased departments which occurred in 1996. Excluding this reserve, gross earnings would have been 27.1% in 1996.

       For the first quarter, selling and administrative expenses decreased $450,000 between 1996 and 1997. As a percent of sales, selling and administrative expenses decreased from 17.6% in 1996 to 16.3% in 1997. This decrease also resulted from the closing of the 13 leased departments in 1996.


                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

       The Annual Meeting of Shareholders was held April 22, 1997 to elect two members to the Board of Directors.

       John W. Florsheim and Frederick P. Stratton, Jr. were nominated for election to the Board of Directors for terms of three years. A total of 3,538,165 votes were cast for each nominee, and 12,410 votes were withheld for Mr. Florsheim and 9,550 shares were withheld for Mr. Stratton.

Item 6.  Exhibits and Reports on Form 8-K

       None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     WEYCO GROUP, INC.



---------------------                                -------------------------
     Date                                            John Wittkowske
                                                     Vice President-Finance
                                                     Chief Financial Officer