Form 10-Q
period 1997-06-30
WEYCO GROUP INC
filed 1997-08-13
CIK 106532

                                  FORM 10-Q
                      SECURITIES & EXCHANGE COMMISSION
                          Washington, D. C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  0-9068
                       ---------

                              WEYCO GROUP, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         WISCONSIN                                          39-0702200
--------------------------------                      ------------------------
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

    Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No
    -----             -----

As of August 1, 1997 the following shares were outstanding.

     Common Stock, $1.00 par value                           1,261,297 Shares
     Class B Common Stock, $1.00 par value                     324,178 Shares

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

                      WEYCO GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                    ASSETS

                                          June 30        December 31
                                            1997            1996
                                         -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents              $ 5,223,819     $ 6,837,765
  Marketable securities                    6,209,392       8,179,263
  Accounts receivable, net                18,577,628      18,235,404
  Inventories -
    Finished shoes                         9,255,918      11,984,639
    Shoes in process                          84,094         331,718
    Raw materials and supplies                63,539          83,087
                                         -----------     -----------
         Total inventories                 9,403,551      12,399,444
                                         -----------     -----------
  Deferred income tax benefits             2,369,000       2,161,000
                                         -----------     -----------
              Total current assets        41,783,390      47,812,876
MARKETABLE SECURITIES                     28,712,327      16,440,201
DEFERRED INCOME TAX BENEFIT                  213,000          33,000
OTHER ASSETS                               6,254,830       6,138,205
PLANT AND EQUIPMENT                        8,470,736       8,679,517
  Less - Accumulated depreciation         (6,258,551)     (6,026,644)
                                         -----------     -----------
                                           2,212,185       2,652,873
                                         -----------     -----------
                                         $79,175,732     $73,077,155
                                         ===========     ===========

                    LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                       $ 7,833,847     $ 6,793,555
  Dividend payable                           365,119         349,354
  Accrued liabilities                      7,408,706       5,837,753
  Accrued income taxes                     1,187,651         992,241
                                         -----------     -----------
              Total current liabilities   16,795,323      13,972,903

SHAREHOLDERS' INVESTMENT
  Common stock                             1,585,475       1,587,475
  Other shareholders' investment          60,794,934      57,516,777
                                         -----------     -----------
                                         $79,175,732     $73,077,155
                                         ===========     ===========

                      WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996


                                      Three Months ended June 30   Six Months ended June  30
                                      --------------------------   -------------------------
                                          1997          1996          1997         1996
                                       -----------   -----------   -----------   -----------
NET SALES                              $29,719,784   $31,135,723   $63,873,253   $65,307,720

COST OF SALES                           21,745,064    22,830,181    46,616,908    48,331,581
                                       -----------   -----------   -----------   -----------
       Gross earnings                    7,974,720     8,305,542    17,256,345    16,976,139

SELLING AND ADMINISTRATIVE EXPENSES      5,508,260     6,084,107    11,081,043    12,106,911
                                       -----------   -----------   -----------   -----------
       Earnings from operations          2,466,460     2,221,435     6,175,302     4,869,228

INTEREST AND OTHER INCOME, Net             256,879       225,723       384,281       526,900
                                       -----------   -----------   -----------   -----------
       Earnings before provision for
          income taxes                   2,723,339     2,447,158     6,559,583     5,396,128

PROVISION FOR INCOME TAXES                 950,000       909,000     2,400,000     2,000,000
                                       -----------   -----------   -----------   -----------
       Net earnings                    $ 1,773,339   $ 1,538,158   $ 4,159,583   $ 3,396,128
                                       ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  (Note 2)                               1,586,975     1,606,980     1,587,189     1,652,632

PER SHARE (Note 2):
  Net earnings                               $1.12          $.95         $2.62         $2.05
                                             =====          ====         =====         =====
  Cash dividends                              $.23          $.22          $.45          $.43
                                             =====          ====         =====         =====

                      WEYCO GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996





                                                        1997          1996
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities        $9,693,578    $6,656,284
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                  (15,508,355)   (8,406,795)
  Proceeds from sales of marketable securities         5,206,100     6,573,790
  Purchase of plant and equipment                        (62,683)     (209,039)
  Other                                                  (74,925)     (218,340)
                                                     -----------   -----------
     Net cash used for investing activities          (10,439,863)   (2,260,384)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred compensation payments                              --    (1,175,000)
  Cash dividends paid                                   (698,599)     (739,580)
  Shares purchased and retired                          (260,500)  (11,027,517)
  Proceeds from stock options exercised                   91,438        14,500
                                                     -----------   -----------
     Net cash used for financing activities             (867,661)  (12,927,597)
                                                     -----------   -----------
  Net decrease in cash and
     cash equivalents                                 (1,613,946)   (8,531,697)

CASH AND CASH EQUIVALENTS at beginning
  of period                                            6,837,765    11,247,137
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS at end
  of period                                           $5,223,819    $2,715,440
                                                     ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                   $2,592,306    $1,560,973
                                                     ===========   ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 1997, are not necessarily indicative of results for the full year.

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

(3) The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. The Company accounts for these contracts under the deferral method. Accordinaly, gains and losses are recorded in inventory when the inventory is purchased.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and results of Operations

     Liquidity
     ---------

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $40,146,000 at June 30, 1997, compared with $31,457,000 at December 31, 1996. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. The Company did not make any borrowings under these facilities during the first six months of 1997.

     The Company has historically generated adequate cash flow from operations to meet working capital requirements. The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

     In April, 1997, the Company announced its plan to build a 370,000 square foot building in Glendale, Wisconsin, to house its corporate offices and warehouse and distribution facilities. The building is scheduled to open in the fall of 1998. The estimated cost of the building and related equipment is $12 million.

Results of Operations
---------------------

     Total net sales decreased $1,416,000 (5%) during the three months ended June 30, 1997 compared with the same period in 1996. Net sales in the wholesale division were flat. Retail net sales decreased 34% from $3,518,000 in the second quarter of 1996 to $2,308,000 in the second quarter of 1997 as a result of the closing of 13 leased departments in 1996. Same store net sales increased 20% from 1996 to 1997 due to increased volume.

     For the six months ended June 30, 1997, net sales decreased $1,434,000 (2%) as compared with the same period in 1996. Wholesale sales increased $454,000 or 1% from $58,911,000 in 1996 to $59,365,000 in 1997. This increase resulted primarily from an increase in the average selling price per pair, attributed to a change in product mix. Retail net sales decreased $1,888,000 (30%) from $6,397,000 in 1996 to $4,509,000 in 1997, as a result of the previously discussed store closings. Same store net sales were up 19% as compared with the same period in 1996.

     Gross earnings as a percent of net sales were consistent for the second quarter of 1996 and 1997, as well as the six months ended June 30, 1997 at 27%. For the six months ended June 30, 1996, gross earnings as a percent of net sales was 26%, which included a $600,000 loss reserve for the closing of the 13 leased departments in the first quarter of 1996.

     Selling and administrative expenses for the second quarter and six months ended June 30 decreased from 1996 to 1997 due to the closing of the retail units during 1996.

     On July 21, 1997, the Company's Board of Directors declared a 200% stock dividend on the Company's Common Stock, $1.00 par value, and on the Company's Class B Common Stock, $1.00 par value, so as to effect a three-for-one stock split without a change in par value. The additional shares will be mailed October 1, 1997, to shareholders of record on September 2, 1997.

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings

     On July 31, 1997, the Company, along with certain officers and directors, was sued by Amanda Kahn, a shareholder, in the United States District Court for the Eastern District of Wisconsin (Kahn v. Weyco Group, Inc. et al, Case No. 97-824). The lawsuit alleges that a proposed 1994 management buy-out breached the defendants' fiduciary duties, that certain disclosures violated the securities laws and that Ms. Kahn and her attorneys created a common benefit by opposing the proposed buy-out. Ms. Kahn previously sued the Company and certain officers and directors, making similar allegations, in two separate lawsuits. One suit, filed in the Circuit Court of Milwaukee County, Wisconsin, was dismissed on June 2, 1995 and the appeal was dismissed on December 29, 1995. The other lawsuit was dismissed by the parties, without prejudice, in August, 1994. The Company believes it has meritorious defenses to the allegations and that the resolution of this new lawsuit will not have a material effect on the consolidated financial statements of the Company.

Item 6.  Exhibits and Reports on Form 8-K

     None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEYCO GROUP, INC.





----------------------                          -------------------------------
       Date                                     John Wittkowske
                                                Vice President-Finance
                                                Chief Financial Officer