Form 10-Q
period 1997-09-30
WEYCO GROUP INC
filed 1997-11-13
CIK 106532

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                                ------------    ------------

Commission file number  0-9068
                     -------------

                              WEYCO GROUP, INC.
--------------------------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

         WISCONSIN                                              39-0702200
---------------------------------------                 ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                          234 East Reservoir Avenue
                               P. O. Box 1188
                         Milwaukee, Wisconsin 53201
                   --------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (414) 263-8800
             --------------------------------------------------
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---

As of October 29, 1997 the following shares were outstanding.

     Common Stock, $1.00 par value                3,808,073  Shares
     Class B Common Stock, $1.00 par value          966,352  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                               September 30  December 31
                                                   1997          1996
                                               ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                    $  4,808,451  $  6,837,765
  Marketable securities                           6,686,901     8,179,263
  Accounts receivable, net                       24,203,856    18,235,404
  Inventories -
   Finished shoes                                 7,993,447    11,984,639
   Shoes in process                                 118,046       331,718
   Raw materials and supplies                        50,810        83,087
                                               ------------  ------------
           Total inventories                      8,162,303    12,399,444
                                               ------------  ------------
  Deferred income tax benefits                    2,371,000     2,161,000
                                               ------------  ------------
             Total current assets                46,232,511    47,812,876

MARKETABLE SECURITIES                            26,515,532    16,440,201

DEFERRED INCOME TAX BENEFIT                         225,000        33,000

OTHER ASSETS                                      6,366,095     6,138,205

PLANT AND EQUIPMENT                               8,317,106     8,679,517
Less - Accumulated depreciation                  (6,310,371)   (6,026,644)
                                               ------------  ------------
                                                  2,006,735     2,652,873
                                               ------------  ------------
                                               $ 81,345,873  $ 73,077,155
                                               ============  ============

                   LIABILITIES & SHAREHOLDERS' INVESTMENT
                   --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                               $6,890,285    $6,793,555
  Dividend payable                                  380,514       349,354
  Accrued liabilities                             7,522,757     5,837,753
  Accrued income taxes                            1,771,976       992,241
                                               ------------  ------------
             Total current liabilities           16,565,532    13,972,903


SHAREHOLDERS' INVESTMENT:
  Common stock                                    4,756,425     1,587,475
  Other shareholders' investment                 60,023,916    57,516,777
                                               ------------  ------------
                                               $ 81,345,873  $ 73,077,155
                                               ============  ============

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                     Three Months ended September 30            Nine Months ended September 30
                                        1997                 1996                 1997                  1996
                                     -----------          -----------          -----------          ------------
NET SALES                            $35,982,370          $34,864,730          $99,855,623          $100,172,450

COST OF SALES                         26,086,296           25,267,625           72,703,204            73,599,206
                                     -----------          -----------          -----------          ------------
     Gross earnings                    9,896,074            9,597,105           27,152,419            26,573,244

SELLING AND ADMINISTRATIVE EXPENSES    5,791,151            5,576,213           16,872,194            17,683,124
                                     -----------          -----------          -----------          ------------
     Earnings from operations          4,104,923            4,020,892           10,280,225             8,890,120

INTEREST AND OTHER INCOME, NET           302,211              275,138              686,492               802,038
                                     -----------          -----------          -----------          ------------
     Earnings before provision for
       income taxes                    4,407,134            4,296,030           10,966,717             9,692,158

PROVISION FOR INCOME TAXES             1,600,000            1,620,000            4,000,000             3,620,000
                                     -----------          -----------          -----------          ------------

     Net earnings                    $ 2,807,134          $ 2,676,030          $ 6,966,717          $  6,072,158
                                     ===========          ===========          ===========          ============

WEIGHTED AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING
 (Note 2)                              4,756,425            4,782,675            4,760,025             4,902,705

PER SHARE (Note 2):
 Net earnings                               $.59                 $.56                $1.46                 $1.24
                                     ===========          ===========          ===========          ============

 Cash dividends                             $.08                 $.07                 $.23                  $.21
                                     ===========          ===========          ===========          ============

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                               1997                   1996
                                                          ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities            $  8,071,692            $  6,091,531
                                                          ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                        (18,473,290)            (11,561,000)
  Proceeds from sales of marketable securities               9,890,322              11,071,897
  Purchase of plant and equipment                              (72,645)               (232,917)
  Other                                                       (185,925)               (323,579)
                                                          ------------            ------------
     Net cash used for investing activities                 (8,841,538)             (1,045,599)
                                                          ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred compensation payments                                     -              (1,175,000)
  Cash dividends paid                                       (1,063,718)             (1,092,234)
  Shares purchased and retired                                (304,500)            (11,632,506)
  Proceeds from stock options exercised                        108,750                  14,500
                                                          ------------            ------------
       Net cash used for financing activities               (1,259,468)            (13,885,240)
                                                          ------------            ------------

     Net decrease in cash and
       cash equivalents                                     (2,029,314)             (8,839,308)

CASH AND CASH EQUIVALENTS at beginning
  of period                                                  6,837,765              11,247,137
                                                          ------------            ------------
CASH AND CASH EQUIVALENTS at end
  of period                                               $  4,808,451            $  2,407,829
                                                          ============            ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                       $  3,621,982            $  2,545,780
                                                          ============            ============

NOTES:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 1997, are not necessarily indicative of results for the full year.

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

(3) The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. The Company accounts for these contracts under the deferral method. Accordingly, gains and losses are recorded in inventory when the inventory is purchased.

(4) On July 21, 1997, the Company's Board of Directors declared a 200% stock dividend on the Company's Common Stock, $1.00 par value, and on the Company's Class B Common Stock, $1.00 par value, so as to effect a three-for-one stock split without a change in par value. The additional shares were mailed October 1, 1997, to shareholders of record on September 2, 1997. Weighted average common and common equivalent shares outstanding on the Statements of Earnings have been restated for prior periods to reflect this stock dividend.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $38,011,000 at September 30, 1997, compared with $31,457,000 at December 31, 1996. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. The Company did not make any borrowings under these facilities during the first nine months of 1997.

     The Company has historically generated adequate cash flow from operations to meet working capital requirements. The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

     In April, 1997, the Company announced its plan to build a 370,000 square foot building in Glendale, Wisconsin, to house its corporate offices and warehouse and distribution facilities. The building is scheduled to open by the end of 1998. The estimated cost of the building and related equipment is $12 million.

Results of Operations

     Total net sales increased $1,118,000 (3%) for the three months ended September 30, 1997 compared with the same period in 1996. Net sales in the wholesale division increased $1,246,000 (4%) from $32,884,000 in 1996 to
     $34,130,000 in 1997.   The increase in sales resulted from an increase
     of 3% in the number of pairs of shoes shipped as compared with 1996, as well as an increase in the average selling price per pair, attributed to a change in product mix.

     Retail net sales decreased 7% from $1,980,000 in the third quarter of 1996
     to $1,852,000 in the third quarter of 1997.   The decrease resulted
     primarily from the closing of 4 retail units during 1997. Same store net sales increased 8% from 1996 to 1997 due to increased volume.

     For the nine months ended September 30, 1997, net sales were flat compared with the same period in 1996. Wholesale sales increased $1,700,000 or 2% from $91,795,000 in 1996 to $93,495,000 in 1997. This increase resulted primarily from an increase in the average selling price per pair, attributed to a change in product mix. Retail net sales decreased $2,016,000 (24%) from $8,377,000 in 1996 to $6,361,000 in 1997, as a result of the closing of 13 retail units during 1996 and 4 retail units during 1997. Same store net sales were up 13% as compared with the same period in 1996.

     Overall gross earnings as a percent of net sales was 27% for the third quarter of 1996 and 1997, as well as for the nine months ended September 30, 1997. Gross earnings as a percent of net sales was 26% for the nine months ended September 30, 1996. Wholesale gross earnings as a percent of wholesale net sales was 26% for the third quarter of 1996 and 1997, as well as the nine months ended September 30, 1997, and was 25% for the nine months ended September 30,1996. Retail net earnings as a percent of retail net sales was consistent between the third quarter of 1996 and 1997 at 50%, and increased from 46% for the nine months ended September 30, 1996 to 49% for the same period in 1997, primarily due to a $600,000 charge made to retail cost of sales during the first quarter of 1996 for the closing of retail units.

Overall selling and administrative expenses as a percent of net sales was consistent at 16% for the third quarter of 1996 and 1997. For the nine months ended September 30, selling and administrative expenses as a percent of net
sales decreased from 18% in 1996 to 17% in 1997.   Wholesale selling and
administrative expenses as a percent of wholesale net sales between the third quarter of 1996 and 1997 and the nine months ended September 30, 1996 and 1997 was consistent at 15%. Retail selling and administrative expenses as a percent of retail net sales decreased from 56% in the third quarter of 1996 to 52% in the third quarter of 1997, and from 52% for the nine months ended September 30, 1996 to 49% for the same period in 1997. The decreases noted in the retail figures resulted from the closing of less profitable retail units during 1996 and 1997. Sales at the remaining retail stores have increased in relation to occupancy and employee expenses.

Interest and other income consists principally of interest income from fixed rate short term investments.



                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     None

Item 6.  Exhibits and Reports on Form 8-K

     None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WEYCO GROUP, INC.



_____________________                           _____________________________

      Date                                      John Wittkowske
                                                Vice President-Finance
                                                Chief Financial Officer