Form 10-K405
period 1997-12-31
WEYCO GROUP INC
filed 1998-03-30
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
       ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended  December 31, 1997.

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For transition period from                   to
                           ------------------  ------------------
Commission file number 0-9068

Weyco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
Wisconsin                                                         39-0702200
--------------------------------                --------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)
234 E. Reservoir Avenue, P.O. Box 1188, Milwaukee, WI 53201
--------------------------------------------------------------------------------

  (Address of principal executive offices)                           (Zip Code)
Registrant's telephone number, include area code  (414) 263-8800
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
               Title of each class                          which registered
  None
---------------------------------------      -----------------------------------

---------------------------------------      -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $1.00 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)
--------------------------------------------------------------------------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K. (X)

As of March 3, 1998, there were outstanding 3,833,931 shares of Common Stock and 965,494 shares of Class B Common Stock. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $69,883,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference in Parts I, II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 30, 1998, prepared for the Annual Meeting of Shareholders scheduled for April 28, 1998, are incorporated by reference in Part III of this report.

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

                 In addition to the production of footwear at the Company's own manufacturing plant, complete shoes are purchased from many sources worldwide, generally in U.S. dollars. These purchases account for the balance of the Company's wholesale footwear sales. In recent years, domestic production of men's shoes by the Company and the industry has declined, while imports to the United States have increased.

                 The Company's business is separated into two divisions - wholesale and retail. Wholesale sales constituted approximately 93% of total sales in 1997, 92% in 1996, and 87% in 1995. At wholesale, shoes are marketed nationwide through more than 8,000 shoe, clothing and department stores. All sales are to unaffiliated customers in North America. Sales to the Company's largest customer, J C Penney, were 13%, 13% and 15% of total sales for 1997, 1996 and 1995, respectively. Sales to another customer, Brown Shoe Group, were 10% of total sales for 1996. There are no other individually significant customers. The Company employs traveling salesmen who sell the Company's products to the retail outlets. Shoes are shipped to these retailers primarily from warehouses maintained in Milwaukee and Beaver Dam, Wisconsin. Although there is no clearly identifiable seasonality in the men's footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with the industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.

                 Retail sales constituted approximately 7% of total sales in 1997, 8% in 1996 and 13% in 1995. In the retail division, there are currently 13 company-operated stores in principal cities of the United States. The decrease in retail sales in recent years is a result of the termination of leased departments and company-operated stores. In 1997, 4 company-operated stores were closed. In 1996, 1 company-operated store and 13 leased departments were closed. In 1995, 10 company-operated stores were closed. These stores were closed primarily due to unprofitable operations or unattractive lease renewal terms. Management intends to continue to closely monitor retail operations and may close other retail units in the future if they are deemed unprofitable. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company's brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

                 In dollar sales, management estimates that the Company is about eighth largest among approximately 900 domestic men's shoe distributors. During 1997 it sold approximately 3% of the total men's non-rubber dress and casual shoes sold in the United States.

                 As of December 31, 1997, the Company employed approximately 410 persons. Of those 410 employees, approximately 180 were members of the United Food and Commercial Works Local 651 Union. The Company ratified a new contract with the Union during 1997, which will expire in March 2003. Future wage and benefit increases under the new contract are not expected to have a significant impact on the future operations or financial position of the Company.

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


  Item 2.        Properties

                 The following facilities are operated by the Company and its subsidiaries:

                               Location                           Character            Owned/Leased
                        Milwaukee, Wisconsin                 Multistory office            Owned
                                                               and warehouse
                        Milwaukee, Wisconsin                 Multistory warehouse         Owned
                        Beaver Dam, Wisconsin                Multistory warehouse         Owned
                        Beaver Dam, Wisconsin                Multistory factory           Leased (1)


                                   (1) Not a material lease.

                 The manufacturing facilities noted above are adequately equipped, well maintained and suitable for foreseeable needs. If all available manufacturing space were utilized and significant additional shoe making equipment were acquired, production could be increased about 25%.

                 In December 1997 the Company broke ground on a new 346,000 square foot office and distribution center. Management estimates that the building will be completed in the fall of 1998 with installation of equipment and systems to follow. Operations are expected to begin in the new facility in the second quarter of 1999. Management believes that this facility, coupled with system improvements, will greatly enhance the distribution process enabling the Company to better serve customers and continue to grow. The entire project is expected to cost $12 million.

                 In addition to the above-described manufacturing and warehouse facilities, the Company operates 13 retail stores throughout the United States under various rental agreements. See Note 10 to Consolidated Financial Statements and Item 1. Business above.


Item 3.          Legal Proceedings

                 Not Applicable


  Item 4.        Submission of Matters to a Vote of Security Holders

                 Not Applicable

Executive Officers of the Registrant


                                                                     Served
    Officer                    Age          Office(s)                 Since      Business Experience
    -------                    ---          --------                 ------     -------------------
Thomas W. Florsheim           67    Chairman of the Board and         1968      Chairman of the Company --
                                    Chief Executive Officer                     1968 to present
Thomas W. Florsheim, Jr.      40    President and Chief               1995      President of the Company --
                                      Operating Officer & Director              1995 to present; Vice President
                                                                                of the Company -- 1988 to 1995
John W. Florsheim             34    Executive Vice President &        1995      Executive Vice President of the
                                      Director                                  Company --1995 to present;
                                                                                Vice President of the Company --
                                                                                1994 to 1995; Brand Manager,
                                                                                M & M/Mars, Inc. 1990 to 1994

David N. Couper               49    Vice President                    1981      Vice President of the Company --
                                                                                1981 to present
James F. Gorman               54    Vice President                    1975      Vice President of the Company --
                                                                                1975 to present
Peter S. Grossman             54    Vice President                    1971      Vice President of the Company --
                                                                                1971 to present
John F. Wittkowske            38    Vice President-Finance &          1993      Vice President-Finance of the Company
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

Thomas W. Florsheim is the father of John W. Florsheim and Thomas W. Florsheim, Jr.

                                     PART II



  Item 5.        Market for Registrant's Common Equity
                      and Related Shareholder Matters

                 Information required by this Item is set forth on pages 2 and
                      17 of the Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.


  Item 6.        Selected Financial Data

                 Information required by this Item is set forth on page 2 of the
                      Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.


  Item 7.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                 Information required by this Item is set forth on pages 3 and 4 of the Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.


  Item 8.        Financial Statements and Supplementary Data

                 Information required by this Item is set forth on pages 5
                      through 15 of the Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.


  Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                 Not applicable.

                                    PART III



  Item 10.       Directors and Executive Officers of the Registrant

                 Information required by this Item is set forth on pages 1
                      through 3 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998, and is incorporated herein by reference.


  Item 11.       Executive Compensation

                 Information required by this Item is set forth on pages 4
                      through 7 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998, and is incorporated herein by reference.


  Item 12.       Security Ownership of Certain Beneficial
                     Owners of Management

                 Information required by this Item is set forth on pages 1 and
                      2 of the Company's proxy statement for the Annual
                      Meeting of Shareholders to be held on April 28, 1998, and is incorporated herein by reference.


  Item 13.       Certain Relationships and Related Transactions

                 Information required by this Item is set forth on pages 6
                      through 7 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998, and is incorporated herein by reference.

                                                 PART IV



  Item 14.       Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K

     (a)          The following documents are filed as a part of this report:


                                                                                    Page Reference
                                                                                              to
                                                                                      Annual Report
                  1.    Financial Statements -

                           Consolidated Statements of Earnings
                               for the years ended December 31,
                               1997, 1996 and 1995                                         5

                           Consolidated Balance Sheets -
                               December 31, 1997 and 1996                                 6-7

                           Consolidated Statements of Shareholders'
                               Investment for the years ended
                               December 31, 1997, 1996 and 1995                            8

                           Consolidated Statements of Cash Flows
                               for the years ended December 31,
                               1997, 1996 and 1995                                         9

                           Notes to Consolidated Financial
                               Statements - December 31, 1997, 1996
                               and 1995                                                  10-15

                           Report of Independent Public Accountants                       16


  Item 14.        Exhibits, Financial Statement Schedules,
                      and Report on Form 8-K (Continued)


                                                                                    Page Reference
                                                                                         to
                                                                                      Form 10-K
                  2.     Financial Statement Schedules for the years ended
                            December 31, 1997, 1996 and 1995 -

                            Schedule II  -  Valuation and Qualifying                       11
                                                Accounts


                         All other schedules have been omitted because of the
                           absence of the conditions under which they are required.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weyco Group, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 13, 1998.

  Item 14.     Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K (Continued)

               3.  Exhibits


                                                                   Incorporated Herein
Exhibit                   Description                                By Reference To
-------                   -----------                              -------------------
    3.1        Articles of Incorporation as Restated                 Exhibit 3.1 to Form
                  August 29, 1961, and Last Amended                   10-K for Year Ended
                  April 25, 1990                                      December 31, 1990

    3.2        Bylaws as Revised January 21, 1991                    Exhibit 3.2 to Form
                  and Amended November 3, 1992                        10-K for Year Ended
                                                                       December 31, 1992

   10.1*       Employment Agreement - Thomas W.                      Exhibit 10.1 to Form
                  Florsheim, dated January 1, 1997                     10-K for Year Ended
                                                                       December 31, 1996

   10.2*       Employment Agreement - Thomas W.                      Exhibit 10.2 to Form
                 Florsheim, Jr., dated January 1, 1997                 10-K for Year Ended
                                                                       December 31, 1996

   10.3*       Employment Agreement - John W.                        Exhibit 10.3 to Form
                 Florsheim, dated January 1, 1997                      10-K for Year Ended
                                                                       December 31, 1996

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

   10.7*       Pension Plan - Amended and Restated                   Exhibit 10.7 to Form
                  Effective January 1, 1989                           10-K for Year Ended
                                                                       December 31, 1991

   10.8*       Deferred Compensation Plan - Effective                Exhibit 10.8 to Form
                  as of January 1, 1989                               10-K for Year Ended
                                                                       December 31, 1991

   10.9*       1992 Nonqualified Stock Option Plan                   Exhibit 10.9 to Form
                                                                       10-K for Year Ended
                                                                       December 31, 1991

  Item 14.     Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K (Continued)

               3.  Exhibits (Continued)


                                                                   Incorporated Herein
Exhibit                  Description                                 By Reference To
-------                  -----------                               -------------------

   10.10*        Death Benefit Plan Agreement -                      Exhibit 10.10 to Form
                     Thomas W. Florsheim, dated                       10-K for Year Ended
                     November 8, 1993                                 December 31, 1993

   10.12*        1996 Nonqualified Stock Option Plan                 Exhibit 10.12 to Form
                                                                      10-K for Year Ended
                                                                      December 31, 1995

   10.13*        1997 Stock Option Plan

   10.14*        Change of Control Agreement
                   John Wittkowske, dated
                   January 26, 1998

   10.15*        Change of Control Agreement
                   Peter S. Grossman, dated
                   January 26, 1998

   10.16*        Change of Control Agreement
                   James F. Gorman, dated
                   January 26, 1998

   10.17*        Change of Control Agreement
                   David N. Couper, dated
                   January 26, 1998

   21            Subsidiaries of the Registrant

   23.1          Consent of Independent Public
                    Accountants Dated March 27, 1998


                 *Management contract or compensatory plan
                     or arrangement



  (b)            Reports on Form 8-K

                     None

                                                                     SCHEDULE II



                                WEYCO GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS




                                                                       Deducted from Assets
                                                   ----------------------------------------------------------
                                                   Doubtful           Cash         Returns and
                                                   Accounts         Discounts      Allowances        Total
                                                   --------         ---------      -----------     ---------
BALANCE, DECEMBER 31, 1994                            898,180         55,000          720,000       1,673,180

     Add - Additions charged to
                earnings                              486,549        275,694        4,692,992       5,455,235

     Deduct - Charges for purposes for
                   which reserves were
                   established                       (361,549)      (264,694)      (4,452,992)     (5,079,235)
                                                  -----------      ---------       ----------      ----------

BALANCE, DECEMBER 31, 1995                          1,023,180         66,000          960,000       2,049,180

     Add - Additions charged to
                earnings                              438,938        454,241        4,314,617       5,207,796

     Deduct - Charges for purposes for
                   which reserves were
                   established                       (313,938)      (456,241)      (4,194,617)     (4,964,796)
                                                  -----------      ---------       ----------      ----------

BALANCE, DECEMBER 31, 1996                          1,148,180         64,000        1,080,000       2,292,180

     Add - Additions charged to
                earnings                              434,599        491,925        4,086,561       5,013,085

     Deduct - Charges for purposes for
                   which reserves were
                   established                       (234,599)      (513,925)      (4,086,561)     (4,835,085)
                                                  -----------      ---------       ----------      ----------


BALANCE, DECEMBER 31, 1997                        $ 1,348,180      $  42,000       $1,080,000      $2,470,180
                                                  ===========      =========       ==========      ==========

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
                 (Registrant)
By  /s/ John Wittkowske                                March 30, 1998
  ---------------------------------
  John Wittkowske, Vice President-Finance

                                -----------------
                                Power of Attorney

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

        Signatures and Titles                                     Date
        ---------------------                                     ----

/s/ Thomas W.Florsheim                                       March 30, 1998
-------------------------------------------
 Thomas W. Florsheim, Chairman of the Board
    and Chief Executive Officer (Principal
    Executive Officer)

/s/ Thomas W. Florsheim, Jr.                                 March 30, 1998
-------------------------------------------
 Thomas W. Florsheim, Jr., President and Chief
    Operating Officer and Director

/s/ John W. Florsheim                                        March 30, 1998
-------------------------------------------
 John W. Florsheim, Executive Vice President
    and Director

/s/ John Wittkowske                                          March 30, 1998
-------------------------------------------
 John Wittkowske, Vice President-Finance
  (Principal Accounting Officer)

/s/ Robert Feitler                                           March 30, 1998
-------------------------------------------
 Robert Feitler, Director

/s/ Leonard J. Goldstein                                     March 30, 1998
-------------------------------------------
 Leonard J. Goldstein, Director

/s/ Frank W. Norris                                          March 30, 1998
-------------------------------------------
 Frank W. Norris, Director

/s/ Frederick P. Stratton, Jr.                               March 30, 1998
-------------------------------------------
 Frederick P. Stratton, Jr., Director