Form 10-Q
period 1998-03-31
WEYCO GROUP INC
filed 1998-05-12
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                              ------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

Commission file number       0-9068
                      ---------------

                                WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                         39-0702200
 ------------------------------                          -------------------
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

Yes     X                         No
   ---------                        -------

As of April 28, 1998 the following shares were outstanding.

          Common Stock, $1.00 par value                 3,829,369    Shares
          Class B Common Stock, $1.00 par value           965,056    Shares

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

                      WEYCO GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                    ASSETS



                                                                         March 31              December 31
                                                                           1998                   1997
                                                                       ------------           ---------------

CURRENT ASSETS:
     Cash and cash equivalents                                         $  4,510,936            $  3,323,035
     Marketable securities                                                9,023,018               7,360,953
     Accounts receivable, net                                            24,287,652              17,672,176
     Inventories -
        Finished shoes                                                    8,274,988              10,713,099
        Shoes in process                                                    133,739                 347,189
        Raw materials and supplies                                           28,420                 101,165
                                                                       ------------            ------------
                       Total inventories                                  8,437,147              11,161,453
                                                                       ------------            ------------
     Deferred income tax benefits                                         3,302,000               3,357,000
     Prepaids and other current assets                                       41,435                  37,447
                                                                       ------------            ------------
                            Total current assets                         49,602,188              42,912,064
                                                                       ------------            ------------

MARKETABLE SECURITIES                                                    30,107,041              30,105,090

OTHER ASSETS                                                              6,996,731               6,874,191

PLANT AND EQUIPMENT                                                      10,042,471               8,608,049
  Less - Accumulated depreciation                                        (6,460,119)             (6,295,279)
                                                                       ------------            ------------
                                                                          3,582,352               2,312,770
                                                                       ------------            ------------
                                                                       $ 90,288,312            $ 82,204,115
                                                                       ============            ============

                       LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                             $  3,060,000            $         --
     Accounts payable                                                     6,910,501               6,275,563
     Dividend payable                                                       383,954                 381,954
     Accrued liabilities                                                  7,924,523               7,006,168
     Accrued income taxes                                                 2,183,727                 979,024
                                                                       ------------            ------------
                            Total current liabilities                    20,462,705              14,642,709

DEFERRED INCOME TAX LIABILITIES                                             864,000                 884,000

SHAREHOLDERS' INVESTMENT:
     Common stock                                                         4,794,425               4,774,925
     Other shareholders' investment                                      64,167,182              61,902,481
                                                                       ------------            ------------
                                                                       $ 90,288,312            $ 82,204,115
                                                                       ============            ============

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                        1998                 1997
                                                                    -------------        ------------

NET SALES                                                            $ 36,055,262        $ 34,153,469

COST OF SALES                                                          26,254,325          24,871,844
                                                                     ------------        ------------
               Gross earnings                                           9,800,937           9,281,625

SELLING AND ADMINISTRATIVE EXPENSES                                     6,017,306           5,572,783
                                                                     ------------        ------------
               Earnings from operations                                 3,783,631           3,708,842

INTEREST INCOME                                                           433,372             212,044

OTHER INCOME AND EXPENSE                                                    8,750             (84,642)
                                                                     ------------        ------------
               Earnings before provision for
                    income taxes                                        4,225,753           3,836,244

PROVISION FOR INCOME TAXES                                              1,550,000           1,450,000
                                                                     ------------        ------------
               Net earnings                                          $  2,675,753        $  2,386,244
                                                                     ============        ============


WEIGHTED AVERAGE SHARES
     OUTSTANDING (Note 2)
          Basic                                                         4,792,050           4,762,425
          Diluted                                                       4,860,847           4,793,341

EARNINGS PER SHARE (Note 2)
          Basic                                                      $        .56        $        .50
                                                                     ============        ============
          Diluted                                                    $        .55        $        .50
                                                                     ============        ============

          Cash dividends                                             $        .08        $        .07
                                                                     ============        ============

                      WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997





                                                                          1998                1997
                                                                     -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities                   $ 1,615,991          $ 1,523,675
                                                                      -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                 (3,926,549)          (7,972,422)
     Proceeds from sales of marketable securities                       2,262,533            2,229,736
     Purchase of plant and equipment                                   (1,434,522)             (23,234)
     Other                                                                     --              (61,000)
                                                                      -----------          -----------
          Net cash used for investing activities                       (3,098,538)          (5,826,920)
                                                                      -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                 (381,954)            (349,245)
     Shares purchased and retired                                        (399,625)                  --
     Proceeds from stock options exercised                                392,027                   --
     Short-term borrowings                                              3,060,000                   --
                                                                      -----------          -----------
          Net cash (used for) provided by
              financing activities                                      2,670,448             (349,245)
                                                                      -----------         -----------

          Net increase (decrease) in cash
              and cash equivalents                                      1,187,901           (4,652,490)

CASH AND CASH EQUIVALENTS at beginning
     of period                                                          3,323,035            6,837,765
                                                                      -----------          -----------
CASH AND CASH EQUIVALENTS at end
     of period                                                        $ 4,510,936          $ 2,185,275
                                                                      ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                $   225,828          $   301,000
                                                                      ===========          ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of results for the full year.

(2) Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding. Common equivalent shares consist of stock options which have a dilutive effect when applying the treasury stock method. The Company adopted Statement of Accounting Standards No. 128, "Earnings Per Share," as of December 31, 1997 and has restated prior period earnings per share as required.

(3) The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. The Company accounts for these contracts under the deferral method. Accordingly, gains and losses are recorded in inventory when the inventory is purchased.

(4) During the first quarter of 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income. The adoption of this standard did not impact the financial statements of the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $43,641,000 at March 31, 1998, compared with $40,789,000 at December 31, 1997. The Company also maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. In addition, the Company entered into a 3 year $10,000,000 revolving credit agreement during the first quarter of 1998. The Company did not make any borrowings under these facilities during the first quarter.

     In December 1997, the Company broke ground on a new 346,000 square foot office and distribution center. Management estimates that the building will be completed in the fall of 1998 with installation of equipment and systems to follow. Operations are expected to begin in the new facility in the second quarter of 1999. Management believes that this facility, coupled with system improvements, will greatly enhance the distribution process, enabling the Company to better serve customers and continue to grow. The entire project is expected to cost $12 million. During the first quarter of 1998, the Company began issuing commercial paper with 30 to 90 day maturities to finance the construction project. As of March 31, 1998, $3,060,000 of commercial paper was outstanding.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.


     Results of Operations

     Total net sales increased 6%, from $34,153,000 for the first quarter of 1997 to $36,055,000 for the first quarter of 1998. Net sales in the wholesale division increased $2,350,000 (7%) from $31,952,000 in 1997 to $34,302,000 in 1998. The increase in sales resulted from both an increase in the number of pairs of shoes shipped and the average selling price per pair, attributable to a change in product mix. Retail net sales decreased 20% from $2,201,000 in the first quarter of 1997 to $1,753,000 in the first quarter of 1998, primarily as a result of the closing of 4 retail units during 1997. Same store retail sales were down 6% between the first quarter of 1997 and 1998 principally due to a later Easter in 1998.

                  Gross earnings as a percent of net sales was consistent between the first quarter of 1997 and 1998 at 27%. This reflects the consistency of wholesale gross earnings as a percent of wholesale net sales of 26% for the first quarters of 1997 and 1998, as well as retail gross earnings as a percent of retail net sales of 52% for the first quarters of 1997 and 1998.

     For the first quarter, selling and administrative expenses increased $444,000 between 1997 and 1998. As a percent of net sales, selling and administrative expenses increased from 16% in 1997 to 17% in 1998. This increase reflects fees incurred in the first quarter of 1998 relating to enhancements of our information systems, including costs related to ensuring our systems will be year 2000 compliant.

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held April 28, 1998 to 1) elect two members to the Board of Directors, 2) vote on a proposal to approve the Weyco Group, Inc. 1997 Stock Option Plan, and 3) vote on a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company, $1.00 par value, from 4,000,000 to 10,000,000 shares.

     Thomas W. Florsheim and Frank W. Norris were nominated for election to the Board of Directors for terms of three years. A total of 10,950,936 votes were cast for each nominee, and 64,254 votes were withheld for Mr. Florsheim and 27,750 votes were withheld for Mr. Norris.

     The Weyco Group, Inc. 1997 Stock Option Plan was voted on and approved. A total of 9,936,732 votes were cast for the proposal, 429,150 votes against the proposal, 86,293 votes abstained, and there were 498,761 nonbroker votes.

     The amendment to the Company's Restated Articles of Incorporation was voted on and approved. A total of 10,642,580 votes were cast for the amendment, 271,524 votes against the amendment, and 36,832 votes abstained.


Item 6.  Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    WEYCO GROUP, INC.



            May 12, 1998                            /s/ John Wittkowske
     ----------------------                         ----------------------------
               Date                                 John Wittkowske
                                                    Vice President-Finance
                                                    Chief Financial Officer