Form 10-Q
period 1998-06-30
WEYCO GROUP INC
filed 1998-08-11
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to__________________

Commission file number       0-9068
                             ------

                                WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                            39-0702200
-------------------------------                             -------------------
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

Yes     X                         No
      ----                              ----
As of August 1, 1998 the following shares were outstanding.

          Common Stock, $1.00 par value                      3,680,269  Shares
          Class B Common Stock, $1.00 par value                960,156  Shares

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                       ----------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                     ASSETS
                                     ------

                                                   June 30       December 31
                                                     1998            1997
                                                -------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                     $  4,417,527    $  3,323,035
  Marketable securities                            9,560,425       7,360,953
  Accounts receivable, net                        20,205,525      17,672,176
  Inventories -
     Finished shoes                               11,863,930      10,713,099
     Shoes in process                                325,138         347,189
     Raw materials and supplies                      136,114         101,165
                                                ------------    ------------
                    Total inventories             12,325,182      11,161,453
                                                ------------    ------------
  Deferred income tax benefits                     3,325,000       3,357,000
  Prepaid expenses and other current assets             --            37,447
                                                ------------    ------------
                         Total current assets     49,833,659      42,912,064
                                                ------------    ------------
MARKETABLE SECURITIES                             31,668,037      30,105,090
OTHER ASSETS                                       7,109,198       6,874,191
PLANT AND EQUIPMENT                               12,492,681       8,608,049
 Less - Accumulated depreciation                  (6,624,894)     (6,295,279)
                                                ------------    ------------
                                                   5,867,787       2,312,770
                                                ------------    ------------
                                                $ 94,478,681    $ 82,204,115
                                                ============    ============

                     LIABILITIES & SHAREHOLDERS' INVESTMENT
                     --------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                         $ 7,739,050   $       --
  Accounts payable                               10,247,929        6,275,563
  Dividend payable                                  431,498          381,954
  Accrued liabilities                             8,082,085        7,006,168
  Accrued income taxes                              753,548          979,024
                                                -----------      -----------
               Total current liabilities         27,254,110       14,642,709


DEFERRED INCOME TAX LIABILITIES                     859,000          884,000
SHAREHOLDERS' INVESTMENT:
  Common stock                                    4,640,425        4,774,925
  Other shareholders' investment                 61,725,146       61,902,481
                                                -----------      -----------
                                                $94,478,681      $82,204,115
                                                ===========      ===========


                       WEYCO GROUP, INC. AND SUBSIDIARIES
                       ----------------------------------

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  ---------------------------------------------
                  FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997
                  --------------------------------------------


                                                             Three Months ended June 30       Six Months ended June 30
                                                             --------------------------    ----------------------------
                                                                1998            1997           1998            1997
                                                           ------------    ------------    ------------    ------------

            NET SALES                                      $ 29,636,465    $ 29,719,784    $ 65,691,727    $ 63,873,253

            COST OF SALES                                    21,812,112      21,745,064      48,066,437      46,616,908
                                                           ------------    ------------    ------------    ------------
                           Gross earnings                     7,824,353       7,974,720      17,625,290      17,256,345

            SELLING AND ADMINISTRATIVE EXPENSES               5,330,849       5,508,260      11,348,155      11,081,043
                                                           ------------    ------------    ------------    ------------
                           Earnings from operations           2,493,504       2,466,460       6,277,135       6,175,302

            INTEREST INCOME                                     484,752         400,296         926,147         612,340
            INTEREST EXPENSE                                    (69,859)           --           (77,882)           --
            OTHER INCOME AND EXPENSE, net                       (58,186)       (143,417)        (49,436)       (228,059)
                                                           ------------    ------------    ------------    ------------
                           Earnings before provision for
                                income taxes                  2,850,211       2,723,339       7,075,964       6,559,583

            PROVISION FOR INCOME TAXES                          900,000         950,000       2,450,000       2,400,000
                                                           ------------    ------------    ------------    ------------

                           Net earnings                    $  1,950,211    $  1,773,339    $  4,625,964    $  4,159,583
                                                           ============    ============    ============    ============

            WEIGHTED AVERAGE COMMON AND COMMON
                 EQUIVALENT SHARES OUTSTANDING
                 (Note 2)
                      Basic                                   4,751,675       4,760,925       4,767,925       4,761,567
                      Diluted                                 4,824,342       4,830,170       4,833,166       4,817,822
            EARNINGS PER SHARE (Note 2):
                      Basic                                $        .41    $        .37    $        .97    $        .87
                                                           ============    ============    ============    ============
                      Diluted                              $        .41    $        .37    $        .96    $        .86
                                                           ============    ============    ============    ============
            CASH DIVIDENDS PER SHARE                       $        .08    $        .08    $        .16    $        .15
                                                           ============    ============    ============    ============


                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                       1998            1997
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities     $  5,930,090    $  9,693,578
                                                   ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                  (8,777,756)    (15,508,355)
  Proceeds from maturities of marketable securities   5,025,635       5,206,100
  Purchase of plant and equipment                    (3,884,731)        (62,683)
  Other                                                    --           (74,925)
                                                   ------------    ------------
     Net cash used for investing activities         ( 7,636,852)    (10,439,863)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                  (815,452)       (698,599)
  Shares purchased and retired                       (4,514,375)       (260,500)
  Proceeds from stock options exercised                 392,031          91,438
  Short-term borrowings                               7,739,050              --
    Net cash provided by (used for)                ------------    ------------
       financing activities                           2,801,254        (867,661)
                                                   ------------    ------------

    Net increase (decrease) in cash and
       cash equivalents                               1,094,492      (1,613,946)

CASH AND CASH EQUIVALENTS at beginning
  of period                                           3,323,035       6,837,765
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS at end
  of period                                        $  4,417,527    $  5,223,819
                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                $  2,513,203    $  2,592,306
                                                   ============    ============
  Interest paid                                    $     73,718    $         --
                                                   ============    ============

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 1998, are not necessarily indicative of results for the full year.

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

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires that an entity recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company intends to adopt this standard in 2000. The adoption of this standard is not expected to have a material effect on the Company's balance sheet or statement of earnings.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity
     ---------
     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $45,646,000 at June 30, 1998, compared with $40,789,000 at December 31, 1997. The Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. In addition, the Company entered into a three year $10,000,000 revolving credit agreement during the first quarter of 1998. The Company did not make any borrowings under these facilities during the first six months of 1998.

     In April 1998, the Company's Board of Directors authorized a stock repurchase program for up to 500,000 shares or approximately 10% of its common stock in open market transactions at prevailing prices. Through June 30, the Company purchased 149,000 shares at a total cost of $3,983,000.

     Included in Plant and Equipment is $3,592,000 of construction costs for the Company's distribution center and related equipment. Management estimates that the new building will be completed in the fall of 1998 with the installation of equipment and systems to follow. Operations are expected to begin in the new facility in the second quarter of 1999. The entire project is expected to cost $12 million. During the first six months of 1998, the Company began issuing commercial paper with 30 to 90 day maturities to finance the construction project. As of June 30, 1998, $7,739,000 of commercial paper was outstanding.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

 Results of Operations
 ---------------------
     Total net sales for the second quarter of 1998 were essentially flat compared with the same period in 1997. Net sales in the wholesale division increased $584,000 (2%) from $27,412,000 in 1997 to $27,996,000 in 1998.
     Retail net sales decreased 18% during the second quarter of 1998 as compared to the second quarter of 1997 due to the closing of four retail units during 1997 and one during 1998. Same store net sales were flat between the second quarter of 1997 and 1998.

     For the six months ended June 30, 1998, net sales increased $1,819,000, or 3%, as compared with the same period in 1997. Wholesale sales increased $2,646,000 or 5% from $59,365,000 in 1997 to $62,011,000 in 1998. This increase resulted from a 3% increase in shoes shipped, as well as an increase in the average selling price per pair, attributed to a change in product mix. Retail net sales decreased $828,000 (18%) from $4,509,000 in 1997 to $3,681,000 in 1998, as a result of the retail store closings. Same store net sales were down 3% as compared with the same period in 1997. Retail net sales now account for less than 6% of total company net sales.

     Gross earnings as a percent of net sales were consistent for the second quarter of 1997 and 1998, as well as the six months ended June 30, 1998 at 27%.

     As a percent of net sales, selling and administrative expenses were consistent between the second quarter of 1997 and 1998 at 18% and the six months ended June 30, 1997 and 1998 at 17%.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings

       None

Item 6.  Exhibits and Reports on Form 8-K

       None



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WEYCO GROUP, INC.



   _____________________________            ____________________________________
               Date                         John Wittkowske
                                            Vice President-Finance
                                            Chief Financial Officer