Form 10-Q
period 1998-09-30
WEYCO GROUP INC
filed 1998-11-12
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              ----------   ----------


Commission file number     0-9068
                      ---------------

                                WEYCO GROUP, INC.
-----------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           WISCONSIN                                    39-0702200
----------------------------------               -----------------------
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

Yes  X             No
   ---               ---

As of October 30, 1998 the following shares were outstanding.

     Common Stock, $1.00 par value                              955,275   Shares
     Class B Common Stock, $1.00 par value                    3,531,650   Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                  September 30     December 31
                                                      1998             1997
                                                  -------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                     $  3,691,806    $  3,323,035
     Marketable securities                            9,415,254       7,360,953
     Accounts receivable, net                        24,071,935      17,672,176
     Inventories -
        Finished shoes                               10,898,644      10,713,099
        Shoes in process                                410,255         347,189
        Raw materials and supplies                      116,350         101,165
                                                   ------------    ------------
                       Total inventories             11,425,249      11,161,453
                                                   ------------    ------------
     Deferred income tax benefits                     3,322,000       3,357,000
     Prepaid expenses and other current assets               --          37,447
                                                   ------------    ------------
                     Total current assets            51,926,244      42,912,064
                                                   ------------    ------------
MARKETABLE SECURITIES                                26,481,785      30,105,090
OTHER ASSETS                                          7,231,961       6,874,191
PLANT AND EQUIPMENT                                  17,470,638       8,608,049
  Less - Accumulated depreciation                    (6,531,199)     (6,295,279)
                                                   ------------    ------------
                                                     10,939,439       2,312,770
                                                   ------------    ------------
                                                   $ 96,579,429    $ 82,204,115
                                                   ============    ============

                     LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                         $  9,996,900    $         --
     Accounts payable                                 8,011,539       6,275,563
     Dividend payable                                   417,053         381,954
     Accrued liabilities                              8,138,154       7,006,168
     Accrued income taxes                             1,411,062         979,024
                                                   ------------    ------------
                     Total current liabilities       27,974,708      14,642,709

DEFERRED INCOME TAX LIABILITIES                         855,000         884,000
SHAREHOLDERS' INVESTMENT:
     Common stock                                     4,622,925       4,774,925
     Other shareholders' investment                  63,126,796      61,902,481
                                                   ------------    ------------
                                                   $ 96,579,429    $ 82,204,115
                                                   ============    ============

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997


                                              Three Months ended September 30 Nine Months ended September 30
                                              ------------------------------- ------------------------------
                                                   1998            1997           1998            1997
                                               ------------    ------------   ------------    ------------

NET SALES                                      $ 32,745,457    $ 35,982,370   $ 98,437,184    $ 99,855,623

COST OF SALES                                    24,141,995      26,086,296     72,208,432      72,703,204
                                               ------------    ------------   ------------    ------------
               Gross earnings                     8,603,462       9,896,074     26,228,752      27,152,419

SELLING AND ADMINISTRATIVE EXPENSES               5,282,103       5,791,151     16,630,091      16,872,194
                                               ------------    ------------   ------------    ------------
               Earnings from operations           3,321,359       4,104,923      9,598,661      10,280,225

INTEREST INCOME                                     458,314         288,991      1,384,461         901,331

INTEREST EXPENSE                                   (138,258)             --       (216,140)             --

OTHER INCOME AND EXPENSE, NET                       (33,335)         13,220        (82,771)       (214,839)
                                               ------------    ------------   ------------    ------------
               Earnings before provision for
                    income taxes                  3,608,080       4,407,134     10,684,211      10,966,717

PROVISION FOR INCOME TAXES                        1,300,000       1,600,000      3,750,000       4,000,000
                                               ------------    ------------   ------------    ------------

               Net earnings                    $  2,308,080    $  2,807,134   $  6,934,211    $  6,966,717
                                               ============    ============   ============    ============

SHARES OUTSTANDING (Note 2)
     Basic                                        4,634,925       4,756,425      4,727,475       4,760,025
     Diluted                                      4,711,166       4,854,859      4,793,027       4,820,518

EARNINGS PER SHARE (Note 2):
     Basic                                     $        .50    $       .59    $       1.47     $     1.46
                                               ============    ============   ============     ===========
     Diluted                                   $        .49    $       .58    $       1.45     $     1.45
                                               ============    ============   ============     ===========

CASH DIVIDENDS PER SHARE                        $       .09    $       .08    $        .25     $      .23
                                               ============    ============   ============     ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997




                                                                                  1998                 1997
                                                                               -----------          ----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash provided by operating activities                        $  3,773,406         $ 8,071,692
                                                                              ------------         -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of marketable securities                                       (9,742,756)        (18,473,290)
        Proceeds from sales of marketable securities                            11,322,055           9,890,322
        Purchase of plant and equipment                                         (9,118,938)            (72,645)
        Other                                                                           --            (185,925)
                                                                              ------------         -----------
             Net cash used for investing activities                             (7,539,639)         (8,841,538)
                                                                              ------------         -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividends paid                                                     (1,232,506)         (1,063,718)
        Shares purchased and retired                                            (5,051,812)           (304,500)
        Proceeds from stock options exercised                                      422,422             108,750
        Short-term borrowings                                                    9,996,900                  --
                                                                              ------------         -----------
              Net cash provided by (used for)
                   financing activities                                          4,135,004          (1,259,468)
                                                                              ------------         -----------

              Net increase (decrease) in cash and
                  cash equivalents                                                 368,771          (2,029,314)

   CASH AND CASH EQUIVALENTS at beginning
        of period                                                                3,323,035           6,837,765
                                                                              ------------         -----------
   CASH AND CASH EQUIVALENTS at end
        of period                                                             $  3,691,806         $ 4,808,451
                                                                              ============         ===========

   SUPPLEMENTAL CASH FLOW INFORMATION:
        Income taxes paid                                                     $  3,142,163         $ 3,621,982
                                                                              ============         ===========
        Interest paid                                                         $    180,902         $        --
                                                                              ============         ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 1998, are not necessarily indicative of results for the full year.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company intends to adopt this standard in 2000. The adoption of this standard is not expected to have a material effect on the Company's balance sheet or statement of earnings.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $39,589,000 at September 30, 1998, compared with $40,789,000 at December 31, 1997. The Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. In addition, the Company entered into a three year $10,000,000 revolving credit agreement during the first quarter of 1998. The Company did not make any borrowings under these facilities during the first nine months of 1998.

     In April 1998, the Company's Board of Directors authorized a stock repurchase program for up to 500,000 shares or approximately 10% of its common stock in open market transactions at prevailing prices. Through September 30, the Company had purchased 277,000 shares at a total cost of $7,382,000 under this program.

     Plant and Equipment includes $8,622,000 of construction costs for the Company's distribution center and related equipment. Management estimates that the new building will be completed in the fall of 1998 with the installation of equipment and systems to follow. Operations are expected to begin in the new facility in the second quarter of 1999. The entire project is expected to cost $12 million. During the first nine months of 1998, the Company began issuing commercial paper with 30 to 90 day maturities to finance the construction project. As of September 30, 1998, $9,997,000 of commercial paper was outstanding.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

Results of Operations

     Total net sales decreased $3,237,000 (9%) for the three months ended September 30, 1998 compared with the same period in 1997. Net sales in the wholesale division decreased $2,808,000 (8%) from $34,130,000 in 1997 to $31,322,000 in 1998. The decrease in sales resulted from a decrease of 9% in the number of pairs of shoes shipped as compared with 1997, offset slightly by an increase in the average selling price per pair, attributed to a change in product mix.

     Retail net sales decreased 23% from $1,852,000 in the third quarter of 1997 to $1,423,000 in the third quarter of 1998. The decrease resulted primarily from the closing of 4 retail units during 1997 and 2 during 1998. Same store net sales decreased 3% from 1997 to 1998 due to decreased volume.

     For the nine months ended September 30, 1998, net sales were down 1% compared with the same period in 1997. Wholesale sales were flat compared to 1997 ($93,333,000 in 1998 and $93,495,000 in 1997.) Retail net sales decreased $1,257,000 (20%) from $6,361,000 in 1997 to $5,104,000 in 1998, as a result of the closing of 4 retail units during 1997 and 2 during 1998. Same store net sales were down 5% compared with the same period in 1997 due to decreased volume.

Gross earnings as a percent of net sales decreased from 27.5% in the third quarter of 1997 to 26.3% in the third quarter of 1998. The decrease is primarily attributable to foreign currency losses incurred in 1998 due to the weak Canadian dollar as well as increased labor costs at our manufacturing plant due to the tight labor market. These factors also contributed to the decrease in gross earnings as a percent of net sales from 27.2% for the nine months ended September 30, 1997 to 26.7% for the same period in 1998. The reduction in the proportion of retail sales to wholesale sales also contributes to the decline in year-to-date gross earnings as a percent of net sales, as retail sales result in higher margins than do wholesale sales.

Wholesale gross earnings as a percent of wholesale net sales decreased from 26.4% in the third quarter of 1997 to 25.2% in the third quarter of 1998, and from 25.7% for the nine months ended September 30, 1997 to 25.4% for the nine months ended September 30, 1998. These decreases are primarily attributable to the Canadian foreign currency losses and increased manufacturing labor costs noted above. Retail gross earnings as a percent of retail sales increased from 48.7% for the third quarter of 1997 to 50.7% for the third quarter 1998, and from 49.7% for the nine months ended September 30, 1997 to 50.0% or the same period of 1998. These differences are immaterial in relationship to overall operations.

Overall selling and administrative expenses as a percent of net sales was consistent at 16.1% for the third quarter of 1997 and 1998 and 16.9% for the nine months ended September 30, 1997 and 1998. There were no significant differences in wholesale or retail selling and administrative expenses as a percent of the corresponding net sales for the third quarter 1997 compared with 1998 or for the nine months ended September 30, 1998 vs. 1997.

Interest income consists principally of interest income from fixed rate short term municipal securities. Interest expense is primarily interest incurred on short term borrowings.

Other

In response to the "Year 2000 Problem" relating to the inability of certain computer software programs to process 2-digit year-date codes after December 31, 1999, management has conducted a comprehensive review of its systems and has developed a plan to modify or replace programs as considered necessary. Management currently anticipates that critical systems will be completed by the end of the first quarter of 1999. The total costs of correcting the Year 2000 Problem are estimated to be $800,000.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     None

Item 6.  Exhibits and Reports on Form 8-K

     None





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WEYCO GROUP, INC.




   November 12, 1998                         /s/John Wittkowske
----------------------------                --------------------------
         Date                               John Wittkowske
                                            Vice President-Finance
                                            Chief Financial Officer