Form 10-K405
period 1998-12-31
WEYCO GROUP INC
filed 1999-03-30
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
       ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended          December 31, 1998     .
                          -------------------------------
                                       OR
--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For transition period from ...................to .............................
Commission file number        0-9068
                       -----------------------
Weyco Group,Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
Wisconsin                                    39-0702200
--------------------------------------       ----------------------------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

333 W. Estabrook Boulevard, P. O. Box 1188, Milwaukee, WI 53201
-------------------------------------------------------------------------------

  (Address of principal executive offices)             (Zip Code)
Registrant's telephone number, include area code  (414) 908-1600
                                                 ------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
   Title of each class                            which registered

None
---------------------------------  --------------------------------------------
---------------------------------  --------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
Common Stock - $1.00 par value per share
-------------------------------------------------------------------------------
                                (Title of Class)

-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K. (X)

As of March 8, 1999, there were outstanding 3,418,497 shares of Common Stock and 954,128 shares of Class B Common Stock. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $67,896,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference in Parts I, II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 30, 1999, prepared for the Annual Meeting of Shareholders scheduled for April 27, 1999, are incorporated by reference in Part III of this report.

Exhibit Index Pages 9-10

                                     PART I

  Item 1.        Business

                 The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

                 The Company and its subsidiaries engage in one line of business, the manufacture, purchase and distribution of men's footwear. The Company does not sell women's or children's shoes because these markets differ significantly from the men's market. The principal brands of shoes sold are 'Nunn Bush,' 'Brass Boot,' and 'Stacy Adams,' and trademarks maintained by the Company on these names are important to the business. The Company's products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and lower priced quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions. The Company's footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily produced or purchased to meet the needs and desires of the American male population.

                 The Company assembles footwear at one manufacturing plant in Wisconsin. Shoe components, referred to as 'uppers,' are purchased from outside sources, generally foreign, and turned into complete shoes by attaching the sole, either leather or man-made, applying appropriate 'finishes' and packing the shoes into individual cartons, ready for sale. The Company purchases raw materials and shoe components from many suppliers and is not dependent on any one of them. The supply of these items is generally plentiful and there are no long-term purchase commitments. Over the past five years, production at the Company's plant has accounted for approximately 15% of the value of the Company's wholesale footwear sales.

                 In addition to the production of footwear at the Company's own manufacturing plant, complete shoes are purchased from many sources worldwide, generally in U. S. dollars. These purchases account for the balance of the Company's wholesale footwear sales. In recent years, domestic production of men's shoes by the Company and the industry has declined, while imports to the United States have increased.

                 The Company's business is separated into two divisions - wholesale and retail. Wholesale sales constituted approximately 95% of total sales in 1998, 93% in 1997, and 92% in 1996. At wholesale, shoes are marketed nationwide through more than 8,000 shoe, clothing and department stores. All sales are to unaffiliated customers in North America. Sales to the Company's largest customer, Brown Shoe Group, were 10%, 13% and 13% of total sales for 1998, 1997 and 1996, respectively. Sales to another customer, J C Penney, were 10% of total sales for 1996. There are no other individually significant customers. The Company employs traveling salesmen who sell the Company's products to the retail outlets. Shoes are shipped to these retailers primarily from warehouses maintained in Milwaukee and Beaver Dam, Wisconsin. Although there is no clearly identifiable seasonality in the men's footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with the industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.

                 Retail sales constituted approximately 5% of total sales in 1998, 7% in 1997 and 8% in 1996. In the retail division, there are currently 11 company-operated stores in principal cities of the United States. The decrease in retail sales in recent years is a result of the termination of leased departments and company-operated stores. In 1998, 2 company-operated stores were closed. In 1997, 4 company-operated stores were closed. In 1996, 1 company-operated store and 13 leased departments were closed. These stores were closed primarily due to unprofitable operations or unattractive lease renewal terms. Management intends to continue to closely monitor retail operations and may close other retail units in the future if they are deemed unprofitable. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company's brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

                 In dollar sales, management estimates that the Company is about eighth largest among approximately 900 domestic men's shoe distributors. During 1997 it sold approximately 3% of the total men's non-rubber dress and casual shoes sold in the United States.

                 As of December 31, 1998, the Company employed approximately 375 persons. Of those 375 employees, approximately 155 were members of the United Food and Commercial Works Local 651 Union. The Company ratified a new contract with the Union during 1997, which will expire in March 2003. Future wage and benefit increases under the new contract are not expected to have a significant impact on the future operations or financial position of the Company.

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

Item 2.          Properties

                 The following facilities are operated by the Company and its subsidiaries:


     Location                           Character            Owned/Leased
     --------                           ---------            ------------

  Glendale, Wisconsin              One story office
                                    and distribution
                                    center                    Owned
  Milwaukee, Wisconsin             Multistory office          Owned
                                    and warehouse
  Milwaukee, Wisconsin             Multistory warehouse       Owned
  Beaver Dam, Wisconsin            Multistory warehouse       Owned
  Beaver Dam, Wisconsin            Multistory factory         Leased (1)

      (1) Not a material lease.

The manufacturing facilities noted above are adequately equipped, well maintained and suitable for foreseeable needs. If all available manufacturing space were utilized and significant additional shoe making equipment were acquired, production could be increased about 25%.

                 In addition to the above-described manufacturing and warehouse facilities, the Company operates 11 retail stores throughout the United States under various rental agreements. See Note 10 to Consolidated Financial Statements and Item 1. Business above.


Item 3.          Legal Proceedings

                 Not Applicable


Item 4.          Submission of Matters to a Vote of Security Holders

                 Not Applicable

Executive Officers of the Registrant


                                                                              Served
      Officer                    Age               Office(s)                  Since              Business Experience
      -------                    ---               ---------                  -----              -------------------

Thomas W. Florsheim              68           Chairman of the Board            1968       Chairman of the Board -- 1968 to
                                                                                          present; Chief Executive Officer of
                                                                                          the Company -- 1968 to 1999

Thomas W. Florsheim, Jr.         41           President and Chief              1995       President and Chief Executive Officer
                                              Executive Officer                           of the Company -- 1999 to present;
                                                                                          President and Chief Operating Officer
                                                                                          of the Company -- 1996 to 1999; Vice
                                                                                          President of the Company -- 1988 to
                                                                                          1995


John W. Florsheim                35           Executive Vice President,        1995       Executive Vice President, Chief
                                              Chief Operating Officer                     Operating Officer and Assistant
                                              and Assistant Secretary                     Secretary of the Company -- 1999 to
                                                                                          present; Executive Vice President
                                                                                          of the Company --1996 to 1999;
                                                                                          Vice President of the Company --
                                                                                          1994 to 1996; Brand Manager,
                                                                                          M & M/Mars, Inc. -- 1990 to 1994

David N. Couper                  50           Vice President                   1981       Vice President of the Company --
                                                                                          1981 to present

James F. Gorman                  55           Vice President                   1975       Vice President of the Company --
                                                                                          1975 to present

Peter S. Grossman                55           Vice President                   1971       Vice President of the Company --
                                                                                          1971 to present

John F. Wittkowske               39           Vice President-Finance           1993       Vice President-Finance and Secretary of
                                              and Secretary                               the Company -- 1995 to present; Secretary/
                                                                                          Treasurer of the Company --1993 to
                                                                                          1995; Audit Manager, Arthur Andersen
                                                                                          LLP, Independent Public Accountants --
                                                                                          1986 to 1993




Thomas W. Florsheim is the father of John W. Florsheim and Thomas W. Florsheim, Jr.

                                     PART II



  Item 5.        Market for Registrant's Common Equity
                     and Related Shareholder Matters

                 Information required by this Item is set forth on pages 2 and
                      21 of the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.


  Item 6.        Selected Financial Data

                 Information required by this Item is set forth on page 2 of the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.


  Item 7.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                 Information required by this Item is set forth on pages 3
                      through 6 of the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.


  Item 8.        Financial Statements and Supplementary Data

                 Information required by this Item is set forth on pages 7
                      through 19 of the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.


  Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                 Not applicable.

                                                 PART III



  Item 10.       Directors and Executive Officers of the Registrant

                 Information required by this Item is set forth on pages 1
                      through 3 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1999, and is incorporated herein by reference.


  Item 11.       Executive Compensation

                 Information required by this Item is set forth on pages 4
                      through 8 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1999, and is incorporated herein by reference.


  Item 12.       Security Ownership of Certain Beneficial
                     Owners of Management

                 Information required by this Item is set forth on pages 1 and
                      2 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1999, and is incorporated herein by reference.


  Item 13.       Certain Relationships and Related Transactions

                 Information required by this Item is set forth on pages 6
                      through 8 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 1999, and is incorporated herein by reference.

                                                 PART IV



  Item 14.       Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K

     (a)          The following documents are filed as a part of this report:

                                                                 Page Reference
                                                                      to
                                                                  Annual Report
                                                                  -------------

                  1.    Financial Statements -

                           Consolidated Statements of Earnings
                               for the years ended December 31,
                               1998, 1997 and 1996                        7

                           Consolidated Balance Sheets -
                               December 31, 1998 and 1997                 8-9

                           Consolidated Statements of Shareholders'
                               Investment for the years ended
                               December 31, 1998, 1997 and 1996           10

                           Consolidated Statements of Cash Flows
                               for the years ended December 31,
                               1998, 1997 and 1996                        11

                           Notes to Consolidated Financial
                               Statements - December 31, 1998, 1997
                               and 1996                                   12-19

                           Report of Independent Public Accountants       20

  Item 14.        Exhibits, Financial Statement Schedules,
                      and Report on Form 8-K (Continued)

                                                                  Page Reference
                                                                        to
                                                                    Form 10-K
                                                                  --------------

                  2. Financial Statement Schedules for the years
                       ended December 31, 1998, 1997 and 1996 -

                       Schedule II  -  Valuation and Qualifying
                                        Accounts                          11


                     All other schedules have been omitted because of the
                         absence of the conditions under which they are required.



                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                 We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Weyco Group, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 12, 1999.

  Item 14.     Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K (Continued)

               3.  Exhibits

                                                                     Incorporated Herein
Exhibit                      Description                               By Reference To
-------                      -----------                             -------------------

    3.1        Articles of Incorporation as Restated                 Exhibit 3.1 to Form
                  August 29, 1961, and Last Amended                   10-K for Year Ended
                  April 25, 1990                                      December 31, 1990

    3.2        Bylaws as Revised January 21, 1991                    Exhibit 3.2 to Form
                  and Amended November 3, 1992                        10-K for Year Ended
                                                                       December 31, 1992

   10.1*       Employment Agreement - Thomas W.                      Exhibit 10.1 to Form
                  Florsheim, dated January 1, 1997,                    10-K for Year Ended
                  as amended                                           December 31, 1996, and
                                                                       Amendment No. 1 filed
                                                                       as Exhibit 10.1 with
                                                                       this 10-K

   10.2*       Employment Agreement - Thomas W.                      Exhibit 10.2 to Form
                 Florsheim, Jr., dated January 1, 1997,                10-K for Year Ended
                 as amended                                            December 31, 1996, and
                                                                       Amendment No. 1 filed
                                                                       as Exhibit 10.2 with
                                                                       this 10-K

   10.3*       Employment Agreement - John W.                        Exhibit 10.3 to Form
                 Florsheim, dated January 1, 1997,                     10-K for Year Ended
                 as amended                                            December 31, 1996, and
                                                                       Amendment No. 1 filed
                                                                       as Exhibit 10.3 with
                                                                       this 10-K

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

  Item 14.     Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K (Continued)

               3.  Exhibits (Continued)


                                                                     Incorporated Herein
   Exhibit                Description                                  By Reference To
   -------                -----------                                -------------------

   10.10*        Death Benefit Plan Agreement -                      Exhibit 10.10 to Form
                     Thomas W. Florsheim, dated                       10-K for Year Ended
                     November 8, 1993                                 December 31, 1993

   10.12*        1996 Nonqualified Stock Option Plan                 Exhibit 10.12 to Form
                                                                      10-K for Year Ended
                                                                      December 31, 1995

   10.13*        1997 Stock Option Plan                              Exhibit 10.13 to Form
                                                                      10-K for Year Ended
                                                                      December 31, 1997

   10.14*        Change of Control Agreement                         Exhibit 10.14 to Form
                   John Wittkowske, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997


   10.15*        Change of Control Agreement                         Exhibit 10.15 to Form
                   Peter S. Grossman, dated                           10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   10.16*        Change of Control Agreement                         Exhibit 10.16 to Form
                   James F. Gorman, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   10.17*        Change of Control Agreement                         Exhibit 10.17 to Form
                   David N. Couper, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   13            Annual Report

   21            Subsidiaries of the Registrant

   23.1          Consent of Independent Public
                    Accountants Dated March 26, 1999

   27            Financial Data Schedule

                 *Management contract or compensatory plan
                     or arrangement



  (b)            Reports on Form 8-K

                     None

                                   SCHEDULE II



                                WEYCO GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                     Deducted from Assets
                                                   ---------------------------------------------------------
                                                   Doubtful           Cash        Returns and
                                                   Accounts         Discounts     Allowances         Total
                                                   --------         ---------     ----------      ----------



BALANCE, DECEMBER 31, 1995                        $1,023,180    $    66,000      $   960,000      $2,049,180

     Add - Additions charged to
                earnings                             438,938        454,241        4,314,617       5,207,796

     Deduct - Charges for purposes for
                   which reserves were
                   established                      (313,938)      (456,241)      (4,194,617)     (4,964,796)
                                                  ----------       --------       ----------      ----------

BALANCE, DECEMBER 31, 1996                         1,148,180         64,000        1,080,000       2,292,180

     Add - Additions charged to
                earnings                             434,599        491,925        4,086,561       5,013,085

     Deduct - Charges for purposes for
                   which reserves were
                   established                      (234,599)      (513,925)      (4,086,561)     (4,835,085)
                                                  ----------      ---------       ----------      ----------


BALANCE, DECEMBER 31, 1997                        $1,348,180      $  42,000       $1,080,000      $2,470,180

     Add - Additions charged to
                earnings                             815,123        477,534        3,148,775       4,441,432

     Deduct - Charges for purposes for
                   which reserves were
                   established                      (663,303)      (467,534)      (3,148,775)     (4,279,612)
                                                  ----------     ----------       ----------      ----------

BALANCE, DECEMBER 31, 1998                        $1,500,000     $    52,000      $1,080,000      $2,632,000
                                                  ==========     ===========      ==========      ==========

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
          (Registrant)

By /s/ John Wittkowske                            March 30               , 1999
  -----------------------------------------       -----------------------
    John Wittkowske, Vice President-Finance

                                 --------------
                                Power of Attorney

                 KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Florsheim, Sr., Thomas W. Florsheim, Jr., and John Wittkowske, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.
                                 --------------

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures and Titles                        Date
        ---------------------                        ----


/s/ Thomas W.Florsheim                            March 30               , 1999
-------------------------------------------       -----------------------
 Thomas W. Florsheim, Chairman of the Board


/s/ Thomas W. Florsheim, Jr.                      March 30               , 1999
-------------------------------------------       -----------------------
 Thomas W. Florsheim, Jr., President and Chief
    Executive Officer and Director

/s/ John W. Florsheim                             March  30              , 1999
-------------------------------------------       -----------------------
 John W. Florsheim, Executive Vice President
    and Chief Operating Officer and Director

/s/ John Wittkowske                               March  30              , 1999
-------------------------------------------       -----------------------
 John Wittkowske, Vice President-Finance
  (Principal Accounting Officer)

/s/ Robert Feitler                                March  30              , 1999
-------------------------------------------       -----------------------
 Robert Feitler, Director

/s/ Leonard J. Goldstein                          March  30              , 1999
-------------------------------------------       -----------------------
 Leonard J. Goldstein, Director

/s/ Frank W. Norris                               March  30              , 1999
-------------------------------------------       -----------------------
 Frank W. Norris, Director

/s/ Frederick P. Stratton, Jr.                    March  30              , 1999
-------------------------------------------       -----------------------
 Frederick P. Stratton, Jr., Director