Form 10-Q
period 1999-03-31
WEYCO GROUP INC
filed 1999-05-10
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                              ---------------------
                              Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------   ------------------
Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         WISCONSIN                                       39-0702200
---------------------------------                   -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                           333 W. Estabrook Boulevard
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
                     --------------------------------------
                    (Address of principal executive offices)
                                    (Zip Code)

                                 (414) 908-1600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X               No
   ------                ------
As of April 27, 1999 the following shares were outstanding.


      Common Stock, $1.00 par value                  3,360,889    Shares
      Class B Common Stock, $1.00 par value            951,636    Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS


                                                                         March 31                 December 31
                                                                          1999                        1998
                                                                         --------                 -----------
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 4,060,018                 $ 4,240,991
     Marketable securities                                              8,620,816                   8,853,095
     Accounts receivable, net                                          25,279,776                  19,597,979
     Inventories -
        Finished shoes                                                  9,580,419                  11,303,009
        Shoes in process                                                  250,222                     388,160
        Raw materials and supplies                                         86,856                      95,161
                                                                      -----------                 -----------
                       Total inventories                                9,917,497                  11,786,330
                                                                      -----------                  ----------
     Deferred income tax benefits                                       3,558,000                   3,573,000
                                                                      -----------                 -----------
 Total current assets                                                  51,436,107                  48,051,395
                                                                      -----------                 -----------

MARKETABLE SECURITIES                                                  21,531,484                  23,160,287

OTHER ASSETS                                                            7,799,253                   7,769,106

PLANT AND EQUIPMENT                                                    22,747,871                  20,447,541
  Less - Accumulated depreciation                                       6,872,355                   6,646,331
                                                                      -----------                 -----------
                                                                       15,875,516                  13,801,210
                                                                      -----------                 -----------
                                                                      $96,642,360                 $92,781,998
                                                                      ===========                 ===========


                     LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                            $ 9,894,779                 $ 9,521,545
     Accounts payable                                                   8,593,657                   7,389,680
     Dividend payable                                                     393,536                     403,103
     Accrued liabilities                                                8,315,961                   7,636,104
     Accrued income taxes                                               2,668,854                   1,436,689
                                                                      -----------                 -----------
                            Total current liabilities                  29,866,787                  26,387,121
                                                                      -----------                 -----------

DEFERRED INCOME TAX LIABILITIES                                         1,243,000                   1,247,000

SHAREHOLDERS' INVESTMENT:
     Common stock                                                       4,346,125                   4,423,925
     Other shareholders' investment                                    61,186,448                  60,723,952
                                                                      -----------                 -----------
                                                                      $96,642,360                 $92,781,998
                                                                      ===========                 ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                           1999                      1998
                                                                    ----------------          ---------------

NET SALES                                                               $35,040,646               $36,055,262

COST OF SALES                                                            25,330,398                26,254,325
                                                                        -----------               -----------
               Gross earnings                                             9,710,248                 9,800,937

SELLING AND ADMINISTRATIVE EXPENSES                                       5,811,104                 6,017,306
                                                                        -----------               -----------
               Earnings from operations                                   3,899,144                 3,783,631

INTEREST INCOME                                                             373,674                   441,395

INTEREST EXPENSE                                                           (136,097)                   (8,023)

OTHER INCOME AND EXPENSE                                                     17,498                     8,750
                                                                        -----------               -----------
               Earnings before provision for
                    income taxes                                          4,154,219                 4,225,753

PROVISION FOR INCOME TAXES                                                1,450,000                 1,550,000
                                                                        -----------               -----------
               Net earnings                                             $ 2,704,219               $ 2,675,753
                                                                        ===========               ===========


WEIGHTED AVERAGE SHARES
     OUTSTANDING (Note 3)
          Basic                                                           4,387,050                 4,792,050
          Diluted                                                         4,453,195                 4,860,847

EARNINGS PER SHARE (Note 3)
          Basic                                                                $.62                      $.56
                                                                               ====                      ====
          Diluted                                                              $.61                      $.55
                                                                               ====                      ====

          Cash dividends                                                       $.09                      $.08
                                                                               ====                      ====

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                                           1999                       1998
                                                                     ----------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities                    $ 2,214,128                 $ 1,615,991
                                                                       -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                          --                  (3,926,549)
     Proceeds from maturities of
          marketable securities                                          1,861,082                   2,262,533
     Purchase of plant and equipment                                    (2,300,331)                 (1,434,522)
                                                                       -----------                 -----------
Net cash used for investing activities                                    (439,249)                 (3,098,538)
                                                                       -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                  (403,103)                   (381,954)
     Shares purchased and retired                                       (1,925,983)                   (399,625)
     Proceeds from stock options exercised                                      --                     392,027
     Short-term borrowings                                                 373,234                   3,060,000
                                                                       -----------                 -----------
          Net cash (used for) provided by
              financing activities                                      (1,955,852)                  2,670,448
                                                                       -----------                 -----------

          Net increase (decrease) in cash
              and cash equivalents                                        (180,973)                  1,187,901

CASH AND CASH EQUIVALENTS at beginning
     of period                                                           4,240,991                   3,323,035
                                                                       -----------                 -----------
CASH AND CASH EQUIVALENTS at end
     of period                                                         $ 4,060,018                 $ 4,510,936
                                                                       ===========                 ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                 $   134,788                 $   225,828
                                                                       ===========                 ===========
     Interest paid                                                     $   153,113                 $     5,886
                                                                       ===========                 ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of results for the full year.

(2) The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. The Company accounts for these contracts under the deferral method. Accordingly, gains and losses are recorded in inventory when the inventory is purchased.

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

(3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:


                                                                       March 31, 1999            March 31, 1998
                                                                       --------------            --------------
       Numerator:
         Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . .     $2,704,219                $2,675,753
                                                                           ==========                ==========

       Denominator:
         Basic weighted average shares . . . . . . . . . . . . . . . .      4,387,050                 4,792,050
         Effect of dilutive securities:
           Employee stock options    . . . . . . . . . . . . . . . . .         66,145                    68,797
                                                                           ----------                ----------
         Diluted weighted average shares . . . . . . . . . . . . . . .      4,453,195                 4,860,847
                                                                           ==========                ==========

       Basic earnings per share  . . . . . . . . . . . . . . . . . . .           $.62                      $.56
                                                                                 ====                      ====

       Diluted earnings per share  . . . . . . . . . . . . . . . . . .           $.61                      $.55
                                                                                 ====                      ====

(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for March 31, 1999 and 1998 is:


                                                      Wholesale
                                                      Distribution              Retail               Total
                                                      ------------              ------               -----
       MARCH 31, 1999
       Net Sales      . . . . . . . . . . . . . .      $33,532,000           $1,509,000           $35,041,000
       Earnings from operations . . . . . . . . .        8,933,000              777,000             9,710,000

       MARCH 31, 1998
       Net Sales      . . . . . . . . . . . . . .      $34,302,000           $1,753,000           $36,055,000
       Earnings from operations . . . . . . . . .        8,897,000              904,000             9,801,000

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Liquidity and Capital Resources

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $34,212,000 at March 31, 1999, compared with $36,254,000 at December 31, 1998. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. There were no draws on the line of credit during the first quarter of 1999.

     The Company's capital expenditures were $2,300,000 and $1,435,000 for the first quarter of 1999 and 1998, respectively. In both periods, expenditures were primarily related to the construction of the Company's new 346,000 square foot corporate office and distribution center. The Company's corporate offices moved into the new building in February 1999. Distribution functions are expected to begin in the new building in the second quarter of 1999.

     The Company issued commercial paper with 30 to 90 day maturities to finance the building construction project. The commercial paper is backed by a three-year, $12 million revolving credit agreement. At March 31, 1999, there was $9,895,000 of commercial paper outstanding.

     In April 1998, the Company's Board of Directors authorized a stock repurchase program for up to 500,000 shares of its common stock in open market transactions at prevailing prices. During 1998, the Company purchased 320,000 shares at a total cost of $8,484,000 under the program, and an additional 76,500 shares at a total cost of $1,932,000 in private transactions. In the first quarter of 1999, the Company purchased 59,800 shares at a total cost of $1,484,000 under the program, and 18,000 shares at a total cost of $442,000 in private transactions.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.


     Results of Operations

     Total net sales decreased 3%, from $36,055,000 for the first quarter of 1998 to $35,041,000 for the first quarter of 1999. Net sales in the wholesale division decreased 2% from $34,302,000 in 1998 to $33,532,000 in 1999, despite a 1% increase in wholesale pairs shipped. The decrease in the dollar value of wholesale net sales between quarters is the result of differences in the mix of products sold.

     Retail net sales decreased from $1,753,000 in the first quarter of 1998 to $1,509,000 in the first quarter of 1999, primarily as a result of the closing of two retail units during 1998. Same store retail sales were flat between the first quarter of 1998 and 1999. Retail now represents only 5% of the Company's overall business, as the Company continues to focus on its wholesale business.

     Gross earnings as a percent of net sales was consistent between the first quarter of 1998 and 1999 at 27%. This reflects the consistency of wholesale gross earnings as a percent of wholesale net sales of 26% for the first quarters of 1998 and 1999, as well as retail gross earnings as a percent of retail net sales of 52% for the first quarters of 1998 and 1999.

     Selling and administrative expenses as a percent of net sales were consistent between the first quarter of 1998 and 1999 at 17%. This reflects the consistency of wholesale selling and administrative expenses as a percent of wholesale net sales of 15% for the first quarter of 1998 and 1999, as well as retail selling and administrative expenses as a percent of retail net sales of 50% for the first quarters of 1998 and 1999.


Year 2000 Computer Compliance

The Company's 1998 Annual Report includes a detailed discussion of the nature and extent of the Company's project to address the Year 2000 issue relating to the inability of certain computer software programs to process 2-digit year-date codes after December 31, 1999. During the first quarter of 1999, the Company continued its progress on this project, and still anticipates that the entire project will be completed, tested and implemented by the end of the third quarter of 1999. One significant item completed in the first quarter of 1999 was the review of potential Year 2000 issues with machinery at the manufacturing facility in Beaver Dam, WI. No problems were noted. Total estimated costs of the project are still $800,000, as disclosed in the Annual Report.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held April 27, 1999 to elect three members to the Board of Directors.

     Thomas W. Florsheim, Jr., Robert Feitler and Leonard J. Goldstein were nominated for election to the Board of Directors for terms of three years. A total of 11,575,880 votes were cast for each nominee, and 11,404 votes were withheld for Mr. Florsheim, 5,704 votes were withheld for Mr. Feitler and 22,482 votes were withheld for Mr. Goldstein.

Item 6.  Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WEYCO GROUP, INC.



     May 10, 1999                            /s/ John Wittkowske
     ------------                            -------------------------
         Date                                John Wittkowske
                                             Vice President-Finance
                                             Chief Financial Officer