Form 10-Q
period 1999-06-30
WEYCO GROUP INC
filed 1999-08-13
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                              ------------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------   ----------------

Commission file number       0-9068
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

                          333 West Estabrook Boulevard
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 908-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

As of August 2, 1999 the following shares were outstanding.

     Common Stock, $1.00 par value                       3,328,974  Shares
     Class B Common Stock, $1.00 par value                 949,551  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                      June 30        December 31
                                                        1999            1998
                                                   ------------     ------------
CURRENT ASSETS:
     Cash and cash equivalents                     $  2,757,148     $  4,240,991
     Marketable securities                            8,985,297        8,853,095
     Accounts receivable, net                        22,961,862       19,597,979
     Inventories -
        Finished shoes                               17,683,247       11,303,009
        Shoes in process                                268,811          388,160
        Raw materials and supplies                      154,443           95,161
                                                   ------------     ------------
                       Total inventories             18,106,501       11,786,330
                                                   ------------     ------------
     Deferred income tax benefits                     3,653,000        3,573,000
                                                   ------------     ------------
 Total current assets                                56,463,808       48,051,395
                                                   ------------     ------------
MARKETABLE SECURITIES                                19,804,676       23,160,287
OTHER ASSETS                                          7,833,894        7,769,106
PLANT AND EQUIPMENT                                  23,799,856       20,447,541
  Less - Accumulated depreciation                     7,168,044        6,646,331
                                                   ------------     ------------
                                                     16,631,812       13,801,210
                                                   ------------     ------------
                                                   $100,734,190     $ 92,781,998
                                                   ============     ============


                     LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-term borrowings                         $ 11,199,750     $  9,521,545
     Accounts payable                                12,242,430        7,389,680
     Dividend payable                                   430,652          403,103
     Accrued liabilities                              8,674,702        7,636,104
     Accrued income taxes                             1,194,343        1,436,689
                                                   ------------     ------------
                 Total current liabilities           33,741,877       26,387,121
                                                   ------------     ------------
DEFERRED INCOME TAX LIABILITIES                       1,241,000        1,247,000

SHAREHOLDERS' INVESTMENT:
     Common stock                                     4,284,525        4,423,925
     Other shareholders' investment                  61,466,788       60,723,952
                                                   ------------     ------------
                                                   $100,734,190     $ 92,781,998
                                                   ============     ============


                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998


                                                                     Three Months ended June 30          Six Months ended June 30
                                                                    -----------------------------     -----------------------------
                                                                        1999             1998             1999             1998
                                                                    ------------     ------------     -----------      ------------
NET SALES                                                           $ 31,804,314     $ 29,636,465     $ 66,844,960     $ 65,691,727

COST OF SALES                                                         23,335,105       21,812,112       48,665,503       48,066,437
                                                                    ------------     ------------     ------------     ------------
               Gross earnings                                          8,469,209        7,824,353       18,179,457       17,625,290

SELLING AND ADMINISTRATIVE EXPENSES                                    5,555,976        5,330,849       11,367,080       11,348,155
                                                                    ------------     ------------     ------------     ------------
               Earnings from operations                                2,913,233        2,493,504        6,812,377        6,277,135

INTEREST INCOME                                                          374,808          484,752          750,279          926,147
INTEREST EXPENSE                                                        (139,274)         (69,859)        (275,367)         (77,882)
OTHER INCOME AND EXPENSE, net                                             11,389          (58,186)          27,086          (49,436)
                                                                    ------------     ------------     ------------     ------------
               Earnings before provision for
                    income taxes                                       3,160,156        2,850,211        7,314,375        7,075,964

PROVISION FOR INCOME TAXES                                             1,050,000          900,000        2,500,000        2,450,000
                                                                    ------------     ------------     ------------     ------------

               Net earnings                                         $  2,110,156     $  1,950,211     $  4,814,375     $  4,625,964
                                                                    ============     ============     ============     ============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Note 2)
          Basic                                                        4,311,175        4,751,675        4,349,768        4,767,925
          Diluted                                                      4,372,696        4,824,342        4,413,331        4,833,166
EARNINGS PER SHARE (Note 2):
          Basic                                                     $        .49     $        .41     $       1.11     $        .97
                                                                    ============     ============     ============     ============
          Diluted                                                   $        .48     $        .41     $       1.09     $        .96
                                                                    ============     ============     ============     ============
CASH DIVIDENDS PER SHARE                                            $        .10     $        .08     $        .19     $        .16
                                                                    ============     ============     ============     ============


                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998




                                                               1999                     1998
                                                            -----------              -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities         $ 1,150,243              $ 5,930,090
                                                            -----------              -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                         (750,465)              (8,777,756)
     Proceeds from maturities of marketable securities        3,973,874                5,025,635
     Purchase of plant and equipment                         (3,352,314)              (3,884,731)
                                                            -----------              -----------
     Net cash used for investing activities                    (128,905)              (7,636,852)
                                                            -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                       (796,639)                (815,452)
     Shares purchased and retired                            (3,386,747)              (4,514,375)
     Proceeds from stock options exercised                           --                  392,031
     Short-term borrowings                                    1,678,205                7,739,050
                                                            -----------              -----------
           Net cash provided by (used for)
               financing activities                          (2,505,181)               2,801,254
                                                            -----------              -----------

          Net increase (decrease) in cash and
               cash equivalents                              (1,483,843)               1,094,492

CASH AND CASH EQUIVALENTS at beginning
     of period                                                4,240,991                3,323,035
                                                            -----------              -----------
CASH AND CASH EQUIVALENTS at end
     of period                                              $ 2,757,148              $ 4,417,527
                                                            ===========              ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                      $ 2,772,492              $ 2,513,203
                                                            ===========              ===========
     Interest paid                                          $   289,457              $    73,718
                                                            ===========              ===========


NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 1999, are not necessarily indicative of results for the full year.

(2) The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. The Company accounts for these contracts under the deferral method. Accordingly, gains and losses are recorded in inventory when the inventory is purchased.

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard requires that an entity recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 for one year to January 1, 2001. The Company intends to adopt this standard in 2001. The adoption of this standard is not expected to have a material effect on the Company's balance sheet or statement of earnings.

  (3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:


                                                                Three Months Ended June 30               Six Months Ended June 30
                                                              ------------------------------          ------------------------------
                                                                 1998                1999                1998                1999
                                                              ----------          ----------          ----------          ----------
Numerator:
  Net Earnings .....................................          $2,110,156          $1,950,211          $4,814,375          $4,625,964
                                                              ==========          ==========          ==========          ==========

Denominator:
  Basic weighted average shares ....................           4,311,175           4,751,675           4,349,768           4,767,925
  Effect of dilutive securities:
    Employee stock options .........................              61,521              72,667              63,563              65,241
                                                              ----------          ----------          ----------          ----------
  Diluted weighted average shares ..................           4,372,696           4,824,342           4,413,331           4,833,166
                                                              ==========          ==========          ==========          ==========

Basic earnings per share ...........................          $      .49          $      .41          $     1.11          $      .97
                                                              ==========          ==========          ==========          ==========

Diluted earnings per share .........................          $      .48          $      .41          $     1.09          $      .96
                                                              ==========          ==========          ==========          ==========


(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for June 30, 1999 and 1998 is:


                                               Wholesale
                                              Distribution      Retail         Total
                                              ------------      ------         -----
THREE MONTHS ENDED JUNE 30
--------------------------
  1999
  ----
Net Sales ...............................      $30,097,000    $1,707,000    $31,804,000
Earnings from operations ................        2,776,000       137,000      2,913,000

  1998
  ----
Net Sales ...............................      $27,708,000    $1,928,000    $29,636,000
Earnings from operations ................        2,480,000        14,000      2,494,000

SIX MONTHS ENDED JUNE 30
------------------------
  1999
  ----
Net Sales ...............................      $63,629,000    $3,216,000    $66,845,000
Earnings from operations ................        6,649,000       163,000      6,812,000

  1998
  ----
Net Sales ...............................      $62,011,000    $3,681,000    $65,692,000
Earnings from operations ................        6,252,000        25,000      6,277,000


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

   Liquidity

   The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $31,547,000 at June 30, 1999, compared with $36,254,000 at December 31, 1998. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. There were no draws on the line of credit during the second quarter of 1999.

   The reduction in cash and marketable securities to date in 1999 is primarily related to a $6.3 million buildup in inventory since December 31, 1998. The buildup in inventory is for the upcoming selling season and is higher than normal due to an increased backlog of orders.

   The Company's capital expenditures were $3,352,000 and $3,885,000 for the second quarter of 1999 and 1998, respectively. In both periods, expenditures were primarily related to the construction of the Company's new 346,000 square foot corporate office and distribution center. The Company's corporate offices moved into the new building in February 1999. Distribution operations began in the new building in the second quarter of 1999.

   The Company issued commercial paper with 30 to 90 day maturities to finance the building construction project. The commercial paper is backed by a three-year, $12 million revolving credit agreement. At June 30, 1999, there was $11,200,000 of commercial paper outstanding.

   In April 1998, the Company's Board of Directors authorized a stock repurchase program for up to 500,000 shares or approximately 10% of its common stock in open market transactions at prevailing prices. During 1998, the Company purchased 320,000 shares at a total cost of $8,484,000 under the program, and an additional 76,500 shares at a total cost of $1,932,000 in private transactions. In April 1999, the Board of Directors extended the stock repurchase program to cover the repurchase of 500,000 additional shares of Common Stock. In the first six months of 1999, the Company purchased 121,400 shares at a total cost of $2,945,000 under the program, and 18,000 shares at a total cost of $442,000 in private transactions.

   The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.


Results of Operations

   Total net sales for the second quarter of 1999 were $31,804,000, compared with $29,636,000 for the second quarter of 1998. Net sales in the wholesale division increased $2,389,000 (9%) from $27,708,000 in 1998 to $30,097,000 in
   1999. The increase resulted primarily from a 9% increase in wholesale shoes shipped. Retail net sales decreased 11% during the second quarter of 1999 as compared to the second quarter of 1998 as a result of store closings. Same store net sales were up 7% between the second quarter of 1998 and 1999.

   For the six months ended June 30, 1999, net sales increased $1,153,000, or 2%, as compared with the same period in 1998. Wholesale sales increased $1,618,000 or 3% from $62,011,000 in 1998 to $63,629,000 in 1999. This increase resulted primarily from a 4% increase in shoes shipped. Retail net sales decreased $465,000 (12%) from $3,681,000 in 1998 to $3,216,000 in 1999, as a result of 1998 retail store closings. Same store net sales were up 6% as compared with the same period in 1998. Retail net sales now account for less than 5% of total company net sales, as the Company continues to focus on its wholesale business.

   Gross earnings as a percent of net sales were consistent for the second quarter of 1998 and 1999, as well as the six months ended June 30, 1999 at 27%.

   As a percent of net sales, selling and administrative expenses were consistent between the second quarter of 1998 and 1999 at 18% and the six months ended June 30, 1998 and 1999 at 17%.

Year 2000 Computer Compliance

   The Company's 1998 Annual Report includes a detailed discussion of the nature and extent of the Company's project to address the Year 2000 issue relating to the inability of certain computer software programs to process 2-digit year-date codes after December 31, 1999. During the first six months of 1999, the Company continued its progress on this project, and still anticipates that the entire project will be completed, tested and implemented by the end of the third quarter of 1999. One significant item completed in the first six months of 1999 was the review of potential Year 2000 issues with machinery at the manufacturing facility in Beaver Dam, WI. No problems were noted. Total estimated costs of the project are still $800,000, as disclosed in the Annual Report.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 6.  Exhibits and Reports on Form 8-K

     None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WEYCO GROUP, INC.



 August 13, 1999                        /s/ John Wittkowske
----------------------                  ---------------------------------
       Date                             John Wittkowske
                                        Vice President-Finance
                                        Chief Financial Officer