Form 10-Q
period 1999-09-30
WEYCO GROUP INC
filed 1999-11-12
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------
Commission file number    0-9068
                      -------------

                          WEYCO GROUP, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          WISCONSIN                                     39-0702200
-------------------------------------        -----------------------------------
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

                                 (414) 908-1600
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X               No
    -------               ------

As of October 29, 1999 the following shares were outstanding.

     Common Stock, $1.00 par value                      3,273,196  Shares
     Class B Common Stock, $1.00 par value                945,579  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                     September 30       December 31
                                                                           1999              1998
                                                                   --------------      ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 1,652,039          $ 4,240,991
  Marketable securities                                              4,624,366            8,853,095
  Accounts receivable, net                                          25,742,223           19,597,979
  Inventories -
    Finished shoes                                                  17,279,558           11,303,009
    Shoes in process                                                   392,696              388,160
    Raw materials and supplies                                         125,319               95,161
                                                                   -----------          -----------
           Total inventories                                        17,797,573           11,786,330
                                                                   -----------          -----------
  Deferred income tax benefits                                       3,116,000            3,573,000
                                                                   -----------          -----------
Total current assets                                                52,932,201           48,051,395
                                                                   -----------          -----------

MARKETABLE SECURITIES                                               18,772,458           23,160,287

OTHER ASSETS                                                         7,868,534            7,769,106

PLANT AND EQUIPMENT                                                 23,919,309           20,447,541
 Less - Accumulated depreciation                                    (7,240,656)          (6,646,331)
                                                                   -----------          -----------
                                                                    16,678,653           13,801,210
                                                                   -----------          -----------
                                                                   $96,251,846          $92,781,998
                                                                   ===========          ===========

                     LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Short-term borrowings                                            $ 9,254,868          $ 9,521,545
  Accounts payable                                                  10,487,596            7,389,680
  Dividend payable                                                     425,902              403,103
  Accrued liabilities                                                7,270,344            7,636,104
  Accrued income taxes                                               1,160,773            1,436,689
                                                                   -----------          -----------
               Total current liabilities                            28,599,483           26,387,121
                                                                   -----------          -----------

DEFERRED INCOME TAX LIABILITIES                                      1,245,000            1,247,000
SHAREHOLDERS' INVESTMENT:
  Common stock                                                       4,227,525            4,423,925
  Other shareholders' investment                                    62,179,838           60,723,952
                                                                   -----------          -----------
                                                                   $96,251,846          $92,781,998
                                                                   ===========          ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                                     Three Months ended September 30     Nine Months ended September 30
                                                     -------------------------------     ------------------------------
                                                           1999            1998                1999              1998
                                                      ------------     ------------        -------------   ------------
NET SALES                                              $35,009,829      $32,745,457         $101,854,789    $98,437,184

COST OF SALES                                           26,078,758       24,141,995           74,744,261     72,208,432
                                                      ------------     ------------        -------------   ------------
       Gross earnings                                    8,931,071        8,603,462           27,110,578     26,228,752

SELLING AND ADMINISTRATIVE EXPENSES                      5,639,236        5,282,103           17,006,316     16,630,091
                                                      ------------     ------------        -------------   ------------
       Earnings from operations                          3,291,835        3,321,359           10,104,212      9,598,661

INTEREST INCOME                                            331,134          458,314            1,083,208      1,384,461
INTEREST EXPENSE                                          (160,549)        (138,258)            (435,912)      (216,140)
OTHER INCOME AND EXPENSE, net                              250,313          (33,335)             275,600        (82,771)
                                                      ------------     ------------        -------------   ------------
       Earnings before provision for
          income taxes                                   3,712,733        3,608,080           11,027,108     10,684,211

PROVISION FOR INCOME TAXES                               1,250,000        1,300,000            3,750,000      3,750,000
                                                      ------------     ------------        -------------   ------------

       Net earnings                                    $ 2,462,733      $ 2,308,080         $  7,277,108    $ 6,934,211
                                                      ============     ============        =============   ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  (Note 3)
     Basic                                               4,262,400        4,634,925            4,321,345      4,727,475
     Diluted                                             4,321,877        4,711,166            4,383,019      4,793,027
EARNINGS PER SHARE (Note 3):
     Basic                                             $       .57      $       .50         $       1.68          $1.47
                                                      ============     ============        =============   ============
     Diluted                                           $       .57      $       .49         $       1.66    $      1.45
                                                      ============     ============        =============   ============
CASH DIVIDENDS PER SHARE                               $       .10      $       .09         $        .29    $       .25
                                                      ============     ============        =============   ============

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998




                                                          1999                1998
                                                      -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used for) operating
       activities                                     $(1,371,472)        $  3,773,406
                                                      -----------         ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                    (1,760,465)          (9,742,756)
  Proceeds from maturities of marketable securities    10,377,023           11,322,055
  Purchase of plant and equipment                      (3,828,780)          (9,188,938)
  Proceeds from sales of plant and equipment              256,238                   --
                                                      -----------         ------------
  Net cash provided by (used for) investing
        activities                                      5,044,016           (7,539,639)
                                                      -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                  (1,226,792)          (1,232,506)
  Shares purchased and retired                         (4,802,652)          (5,051,812)
  Proceeds from stock options exercised                    34,625              422,422
  Short-term borrowings (repayments), net                (266,677)           9,996,900
                                                      -----------         ------------
    Net cash provided by (used for)
      financing activities                             (6,261,496)           4,135,004
                                                      -----------         ------------

    Net increase (decrease) in cash and
       cash equivalents                                (2,588,952)             368,771

CASH AND CASH EQUIVALENTS at beginning
  of period                                             4,240,991            3,323,035
                                                      -----------         ------------
CASH AND CASH EQUIVALENTS at end
  of period                                           $ 1,652,039         $  3,691,806
                                                      ===========         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                   $ 3,364,363         $  3,142,163
                                                      ===========         ============
  Interest paid                                       $   444,935         $    180,902
                                                      ===========         ============

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 1999, are not necessarily indicative of results for the full year.

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

  (3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:

                                                   Three Months Ended September 30      Nine Months Ended September 30
                                                   -------------------------------      ------------------------------
                                                      1999             1998              1999               1998
                                                    ----------      ----------         ----------       ----------
Numerator:
  Net Earnings ...................................  $2,462,733      $2,308,080         $7,277,108       $6,934,211
                                                    ==========      ==========         ==========       ==========

Denominator:
  Basic weighted average shares ..................   4,262,400       4,634,925          4,321,345        4,727,475
  Effect of dilutive securities:
    Employee stock options .......................      59,477          76,241             61,674           65,552
                                                    ----------      ----------         ----------       ----------
  Diluted weighted average shares ................   4,321,877       4,711,166          4,383,019        4,793,027
                                                    ==========      ==========         ==========       ==========

Basic earnings per share .........................  $      .57      $      .50         $     1.68       $     1.47
                                                    ==========      ==========         ==========       ==========

Diluted earnings per share .......................  $      .57      $      .49         $     1.66       $     1.45
                                                    ==========      ==========         ==========       ==========

(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for September 30, 1999 and 1998 is:


                                                                Wholesale
                                                             Distribution       Retail             Total
                                                             ------------       ------             -----

       THREE MONTHS ENDED SEPTEMBER 30
           1999
       Net Sales      . . . . . . . .                        $33,472,000      $1,538,000         $35,010,000
       Earnings from operations   . .                          3,268,000          24,000           3,292,000

           1998
       Net Sales      . . . . . . . .                        $31,322,000      $1,423,000         $32,745,000
       Earnings from operations   . .                          3,386,000         (65,000)          3,321,000

       NINE MONTHS ENDED SEPTEMBER 30

            1999
       Net Sales     . . . . . . . .                         $97,101,000      $4,754,000        $101,855,000
       Earnings from operations. . .                           9,917,000         187,000          10,104,000

            1998
       Net Sales   . . . . . . . . .                         $93,333,000      $5,104,000         $98,437,000
       Earnings from operations. . .                           9,639,000         (40,000)          9,599,000


       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $25,049,000 at September 30, 1999, compared with $36,254,000 at December 31, 1998. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. There were no draws on the line of credit during the third quarter of 1999.

     The decrease in cash flows from operating activities to date in 1999 is primarily related to a $6.0 million buildup in inventory since December 31, 1998. The buildup in inventory is for the upcoming selling season and is higher than normal due to an increased backlog of orders.

     The Company's capital expenditures were $3,829,000 and $9,119,000 for the first nine months of 1999 and 1998, respectively. In both periods, expenditures were primarily related to the construction of the Company's 346,000 square foot corporate office and distribution center. The Company's corporate offices moved into the new building in February 1999. Distribution operations began in the new building in the second quarter of 1999.

     The Company issued commercial paper with 30 to 90 day maturities to finance the building construction project. The commercial paper is backed by a three-year, $12 million revolving credit agreement. At September 30, 1999, there was $9,255,000 of commercial paper outstanding.

     In April 1998, the Company's Board of Directors authorized a stock repurchase program for up to 500,000 shares or approximately 10% of its common stock in open market transactions at prevailing prices. During 1998, the Company purchased 320,000 shares at a total cost of $8,484,000 under the program, and an additional 76,500 shares at a total cost of $1,932,000 in private transactions. In April 1999, the Board of Directors extended the stock repurchase program to cover the repurchase of 500,000 additional shares of Common Stock. In the first nine months of 1999, the Company purchased 155,000 shares at a total cost of $3,737,000 under the program, and 44,000 shares at a total cost of $1,066,000 in private transactions.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.


 Results of Operations

     Total net sales for the third quarter of 1999 were $35,010,000, compared with $32,745,000 for the third quarter of 1998. Net sales in the wholesale division increased $2,150,000 (7%) from $31,322,000 in 1998 to $33,472,000 in 1999. The increase resulted primarily from an 8% increase in wholesale shoes shipped. Retail net sales increased 8% during the third quarter of 1999 as compared to the third quarter of 1998. Same store net sales were up 12% between the third quarter of 1998 and 1999. There was one store closing in July 1998, which is the reason for the difference between retail and same store net sales for the quarter.

     For the nine months ended September 30, 1999, net sales increased $3,418,000, or 3%, as compared with the same period in 1998. Wholesale sales increased $3,768,000 or 4% from $93,333,000 in 1998 to $97,101,000 in
     1999. This increase resulted primarily from a 5% increase in shoes shipped. Retail net sales decreased $350,000 (7%) from $5,104,000 in 1998 to $4,754,000 in 1999, as a result of 1998 retail store closings. Same store net sales were up 6% as compared with the same period in 1998. Retail net sales now account for less than 5% of total company net sales, as the Company continues to focus on its wholesale business.

     Gross earnings as a percent of net sales decreased approximately 1% between the third quarter of 1998 and 1999, from 26.3% to 25.5%, and was consistent for the nine months ended September 30, 1999 at 27%.

     As a percent of net sales, selling and administrative expenses were consistent between the third quarter of 1998 and 1999 at 16% and the nine months ended September 30, 1998 and 1999 at 17%.

     Other income and expense includes a $188,000 gain on the sale of the former warehouse facility in Beaver Dam, Wisconsin. The sale closed on September 30, 1999. The buildings in Milwaukee which formerly housed the corporate office and distribution center were sold on October 5, 1999. The resulting $612,000 gain will be included in fourth quarter other income and expense.

Year 2000 Computer Compliance

     The Company's 1998 Annual Report includes a detailed discussion of the nature and extent of the Company's project to address the Year 2000 issue relating to the inability of certain computer software programs to process 2-digit year-date codes after December 31, 1999. This project has been substantially completed, tested and implemented, and the Company does not anticipate any major problems related to this issue. The total cost of the project was $800,000.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 6.  Exhibits and Reports on Form 8-K

       None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WEYCO GROUP, INC.



     November 12, 1999
------------------------                       -------------------------------
         Date                                  John Wittkowske
                                               Vice President-Finance
                                               Chief Financial Officer