Form 10-Q
period 2000-03-31
WEYCO GROUP INC
filed 2000-05-10
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                               ---------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   -------------------


Commission file number  0-9068
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

Yes   X     No
    -----      -----
As of May 1, 2000 the following shares were outstanding.

     Common Stock, $1.00 par value                    3,175,519    Shares
     Class B Common Stock, $1.00 par value            920,035      Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                       March 31                 December 31
                                                                         2000                        1999
                                                                      -----------                 -----------
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 2,768,018                 $ 3,843,915
     Marketable securities                                              3,641,545                   4,860,576
     Accounts receivable, net                                          29,997,274                  21,903,407
     Inventories -
        Finished shoes                                                 16,016,744                  19,026,531
        Shoes in process                                                  258,243                     380,957
        Raw materials and supplies                                        117,563                     132,243
                                                                      -----------                 -----------
                       Total inventories                               16,392,550                  19,539,731
                                                                      -----------                 -----------
     Deferred income tax benefits                                       2,731,000                   2,880,000
                                                                      -----------                 -----------
     Prepaid expenses and other current assets                            178,868                      65,537
                                                                      -----------                 -----------
 Total current assets                                                  55,709,255                  53,093,166
                                                                      -----------                 -----------
MARKETABLE SECURITIES                                                  17,446,365                  17,672,907
OTHER ASSETS                                                            8,729,972                   8,559,332
PLANT AND EQUIPMENT                                                    21,520,754                  21,468,279
 Less - Accumulated depreciation                                        5,211,357                   4,874,503
                                                                      -----------                 -----------
                                                                       16,309,397                  16,593,776
                                                                      -----------                 -----------
                                                                      $98,194,989                 $95,919,181
                                                                      ===========                 ===========


                     LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                             $9,715,000                  $8,800,000
     Accounts payable                                                   8,601,419                   9,403,897
     Dividend payable                                                     413,999                     421,277
     Accrued liabilities                                                6,050,138                   6,422,885
     Accrued income taxes                                               2,450,887                   1,204,621
                                                                      -----------                 -----------
                       Total current liabilities                       27,231,443                  26,252,680
                                                                      -----------                 -----------
DEFERRED INCOME TAX LIABILITIES                                         1,952,000                   1,916,000
SHAREHOLDERS' INVESTMENT:
     Common stock                                                       4,106,554                   4,160,986
     Other shareholders' investment                                    64,904,992                  63,589,515
                                                                      -----------                 -----------
                                                                      $98,194,989                 $95,919,181
                                                                      ===========                 ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                            2000                      1999
                                                                        -----------               -----------

NET SALES                                                               $41,996,784               $35,040,646

COST OF SALES                                                            30,790,502                25,330,398
                                                                        -----------               -----------
               Gross earnings                                            11,206,282                 9,710,248

SELLING AND ADMINISTRATIVE EXPENSES                                       6,632,328                 5,811,104
                                                                        -----------               -----------
               Earnings from operations                                   4,573,954                 3,899,144

INTEREST INCOME                                                             259,836                   373,674

INTEREST EXPENSE                                                           (154,574)                 (136,097)

OTHER INCOME AND EXPENSE                                                     47,337                    17,498
                                                                        -----------               -----------
               Earnings before provision for
                    income taxes                                          4,726,553                 4,154,219

PROVISION FOR INCOME TAXES                                                1,700,000                 1,450,000
                                                                        -----------               -----------
               Net earnings                                             $ 3,026,553               $ 2,704,219
                                                                        ===========               ===========

WEIGHTED AVERAGE SHARES
     OUTSTANDING (Note 3)
          Basic                                                           4,131,882                 4,387,050
          Diluted                                                         4,185,641                 4,453,195

EARNINGS PER SHARE (Note 3)
          Basic                                                                $.73                      $.62
                                                                               ====                      ====
          Diluted                                                              $.72                      $.61
                                                                               ====                      ====

          Cash dividends                                                       $.10                      $.09
                                                                               ====                      ====

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                           2000                      1999
                                                                    -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by (used for)
         operating activities                                       $  (1,616,733)              $   2,214,128
                                                                    -------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of
          marketable securities                                         1,445,573                   1,861,082
     Purchase of plant and equipment                                      (73,079)                 (2,300,331)
     Proceeds from sales of plant and equipment                            18,850                         --
                                                                    -------------               -------------
     Net cash provided by (used for)
          investing activities                                          1,391,344                    (439,249)
                                                                    -------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                 (413,999)                   (403,103)
     Shares purchased and retired                                      (1,393,884)                 (1,925,983)
     Proceeds from stock options exercised                                 42,375                          --
     Short-term borrowings                                                915,000                     373,234
                                                                    -------------               -------------
          Net cash used for financing activities                         (850,508)                 (1,955,852)
                                                                    -------------               -------------

          Net decrease in cash
              and cash equivalents                                     (1,075,897)                   (180,973)

CASH AND CASH EQUIVALENTS at beginning
     of period                                                          3,843,915                   4,240,991
                                                                    -------------               -------------
CASH AND CASH EQUIVALENTS at end
     of period                                                      $   2,768,018               $   4,060,018
                                                                    =============               =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                              $     240,000               $     134,788
                                                                    =============               =============
     Interest paid                                                  $     109,574               $     153,113
                                                                    =============               =============

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of results for the full year.

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

(3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:

                                                                   March 31, 2000        March 31, 1999
                                                                   --------------        --------------
       Numerator:
         Net Earnings  . . . . . . . . . . . . . . . . . . . . .     $3,026,553             $2,704,219
                                                                     ==========             ==========

       Denominator:
         Basic weighted average shares . . . . . . . . . . . . .      4,131,882              4,387,050
         Effect of dilutive securities:
           Employee stock options    . . . . . . . . . . . . . .         53,759                 66,145
                                                                      ---------              ---------
         Diluted weighted average shares. . . . . . . .. . . . .      4,185,641              4,453,195
                                                                      =========              =========

       Basic earnings per share    . . . . . . . . . . . . . . .           $.73                   $.62
                                                                           ====                   ====

       Diluted earnings per share    . . . . . . . . . . . . . .           $.72                   $.61
                                                                           ====                   ====



(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for March 31, 2000 and 1999 is:

                                                      Wholesale
                                                      Distribution              Retail                 Total
                                                      ------------            ----------            -----------
       MARCH 31, 2000
       Net Sales. . . . . . . . . . . . . . . . .      $40,394,000            $1,603,000            $41,997,000
       Earnings from operations . . . . . . . . .        4,547,000                27,000              4,574,000

       MARCH 31, 1999
       Net Sales . . . . . . . . . . . . . . . ..      $33,532,000            $1,509,000            $35,041,000
       Earnings from operations. . . . . . . . ..        3,872,000                27,000              3,899,000



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $23,856,000 at March 31, 2000, compared with $26,377,000 at December 31, 1999. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. There were no draws on the line of credit during the first quarter of 2000.

     Cash flows from operations were $3.8 million lower in the first quarter of 2000 than in the same period of 1999. The decrease in cash flows from operations was primarily due to an $8.1 million increase in accounts receivable, resulting from the 20% increase in sales. This, however, was partially offset by the positive effect on cash flows of the $3.1 million decrease in inventories and the $1.2 million increase in accrued income taxes during the period.

     The Company's capital expenditures were $73,000 and $2,300,000 for the first quarter of 2000 and 1999, respectively. In 1999, expenditures were primarily related to the construction of the Company's new 346,000 square foot corporate office and distribution center. The Company's corporate offices and distribution functions moved into the new building in 1999.

     The Company issued commercial paper with 30 to 90 day maturities to finance the building construction project. The commercial paper is backed by a three-year, $12 million revolving credit agreement. At March 31, 2000, there was $9,715,000 of commercial paper and advances on the revolving credit agreement outstanding.

     During the first quarter of 2000, the Company purchased 36,500 shares at a total cost of $881,000 under its stock repurchase program, and 20,432 shares at a total cost of $513,000 in private transactions. As of March 31, 2000, the Company has the option of purchasing up to 439,100 additional shares under its current stock repurchase program.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

Results of Operations

     Overall net sales increased 20%, from $35,041,000 for the first quarter of 1999 to $41,997,000 for the first quarter of 2000. This 20% increase was the result of a 20% increase in wholesale net sales, up from $33,532,000 for the first quarter of 1999 to $40,394,000 in the first quarter of 2000, and a 6% increase in retail net sales, up from $1,509,000 for the first quarter of 1999 to $1,603,000 in the first quarter of 2000. The increase in wholesale sales was driven by an increase in pairs shipped. Same store retail net sales increased 7% between periods.

     All of the Company's brands posted strong sales increases during the first quarter. The Stacy Adams division was up 21% with significant gains in both dress footwear and in our "SAO by Stacy Adams" casual line. The Nunn Bush division was up 16% with strong growth from our Nunn Bush NXXT contemporary line, as well as our core Nunn Bush line. The Brass Boot brand experienced a 78% increase in sales. Our sales backlogs are up significantly for all brands.

     Gross earnings as a percent of net sales for the first quarter decreased from 27.7% in 1999 to 26.7% in 2000. This decrease results mainly from the decrease in gross earnings as a percent of net sales for the wholesale division, which decreased from 26.6% in 1999 to 25.8% in 2000. The decrease in wholesale gross earnings as a percent of net sales between 1999 and 2000 is primarily attributable to differences in the mix of products sold between periods.

     Selling and administrative expenses as a percent of net sales decreased from 16.6% for the first quarter of 1999 to 15.8% for the same period in 2000. This is primarily the result of the decrease in wholesale selling and administrative expenses as a percent of wholesale net sales from 15.1% in the first quarter of 1999 to 14.5% in the first quarter of 2000. In general, the decrease in selling and administrative expenses in relation to the change in net sales reflects the fixed costs included in selling and administrative expenses, which are not affected by changes in sales volumes.

     The effective tax rate increased from 35% in the first quarter of 1999 to 36% in the first quarter of 2000. The increase results from the decrease in municipal bond income due to lower marketable securities balances this year.


                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held April 25, 2000 to elect three members to the Board of Directors.

     Virgis W. Colbert, John W. Florsheim, and Frederick P. Stratton, Jr. were nominated for election to the Board of Directors for terms of three years. A total of 11,124,983 votes were cast for the nominees, with 13,596 votes withheld for Mr. Colbert, 35,028 votes withheld for Mr. Florsheim and 12,156 votes withheld for Mr. Stratton.

Item 6.   Exhibits and Reports on Form 8-K

     None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WEYCO GROUP, INC.



May 10, 2000                               /s/ John Wittkowske
------------                               -----------------------
   Date                                    John Wittkowske
                                           Vice President-Finance
                                           Chief Financial Officer