Form 10-Q
period 2000-06-30
WEYCO GROUP INC
filed 2000-08-14
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                                 -------------
                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------   --------

Commission file number 0-9068
                      -------

                                WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                                39-0702200
---------------------------------------------        ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                          333 West Estabrook Boulevard
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
                      -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 908-1600
                  --------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No
     -------                         ------

As of August 1, 2000 the following shares were outstanding.

          Common Stock, $1.00 par value                  3,139,609  Shares
          Class B Common Stock, $1.00 par value            919,945  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                     June 30                December 31
                                                                                      2000                      1999
                                                                                      ----                      ----
CURRENT ASSETS:
     Cash and cash equivalents                                                      $3,837,332                 $ 3,843,915
     Marketable securities                                                           5,243,541                   4,860,576
     Accounts receivable, net                                                       26,243,910                  21,903,407
     Inventories -
        Finished shoes                                                              15,609,260                  19,026,531
        Shoes in process                                                               290,751                     380,957
        Raw materials and supplies                                                     120,911                     132,243
                                                                                   -----------                 -----------
                       Total inventories                                            16,020,922                  19,539,731
                                                                                   -----------                 -----------
     Deferred income tax benefits                                                    2,844,000                   2,880,000
                                                                                   -----------                 -----------
     Prepaid expenses and other current assets                                         179,759                      65,537
                                                                                   -----------                 -----------
 Total current assets                                                               54,369,464                  53,093,166
                                                                                   -----------                 -----------
MARKETABLE SECURITIES                                                               16,493,156                  17,672,907
OTHER ASSETS                                                                         8,900,612                   8,559,332
PLANT AND EQUIPMENT                                                                 21,904,856                  21,468,279
  Less - Accumulated depreciation                                                    5,578,320                   4,874,503
                                                                                   -----------                 -----------
                                                                                    16,326,536                  16,593,776
                                                                                   -----------                 -----------
                                                                                   $96,089,768                 $95,919,181
                                                                                   ===========                 ===========

                     LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                                         $ 8,115,000                  $8,800,000
     Accounts payable                                                                8,818,600                   9,403,897
     Dividend payable                                                                  449,411                     421,277
     Accrued liabilities                                                             5,510,114                   6,422,885
     Accrued income taxes                                                            1,021,172                   1,204,621
                                                                                   -----------                 -----------
                            Total current liabilities                               23,914,297                  26,252,680
                                                                                   -----------                 -----------
DEFERRED INCOME TAX LIABILITIES                                                      2,151,000                   1,916,000
SHAREHOLDERS' INVESTMENT:
     Common stock                                                                    4,070,554                   4,160,986
     Other shareholders' investment                                                 65,953,917                  63,589,515
                                                                                   -----------                 -----------
                                                                                   $96,089,768                 $95,919,181
                                                                                   ===========                 ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999


                                                      Three Months ended June 30                   Six Months ended June  30
                                                       2000                  1999                  2000                  1999
                                                       ----                  ----                  ----                  ----
NET SALES                                            $38,315,160           $31,804,314          $80,311,944           $66,844,960

COST OF SALES                                         28,295,202            23,335,105           59,085,704            48,665,503
                                                     -----------           -----------          -----------           -----------
               Gross earnings                         10,019,958             8,469,209           21,226,240            18,179,457

SELLING AND ADMINISTRATIVE EXPENSES                    6,484,358             5,555,976           13,116,686            11,367,080
                                                     -----------           -----------          -----------           -----------
               Earnings from operations                3,535,600             2,913,233            8,109,554             6,812,377

INTEREST INCOME                                          267,061               374,808              529,269               750,279
INTEREST EXPENSE                                        (154,887)             (139,274)            (311,833)             (275,367)
OTHER INCOME AND EXPENSE, net                             60,958                11,389              108,295                27,086
                                                     -----------           -----------          -----------           -----------
               Earnings before provision for
                    income taxes                       3,708,732             3,160,156            8,435,285             7,314,375

PROVISION FOR INCOME TAXES                             1,350,000             1,050,000            3,050,000             2,500,000
                                                     -----------           -----------          -----------           -----------

               Net earnings                          $ 2,358,732           $ 2,110,156          $ 5,385,285           $ 4,814,375
                                                     ===========           ===========          ===========           ===========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Note 2)
          Basic                                        4,089,554             4,311,175           4,111,313             4,349,768
          Diluted                                      4,142,965             4,372,696           4,164,371             4,413,331
EARNINGS PER SHARE (Note 2):
          Basic                                             $.58                  $.49               $1.31                 $1.11
                                                            ====                  ====               =====                 =====
          Diluted                                           $.57                  $.48               $1.29                 $1.09
                                                            ====                  ====               =====                 =====
CASH DIVIDENDS PER SHARE                                    $.11                  $.10                $.21                  $.19
                                                            ====                  ====                ====                  ====

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999




                                                                                  2000                1999
                                                                              ------------         -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash provided by operating activities                         $3,431,347          $ 1,150,243
                                                                              -----------          -----------


   CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of marketable securities                                      (1,460,829)            (750,465)
        Proceeds from maturities of marketable securities                       2,257,615            3,973,874
        Purchase of plant and equipment                                          (467,159)          (3,352,314)
        Proceeds from sales of plant and equipment                                 28,758                   --
                                                                              -----------          -----------
        Net cash provided by (used for)
             investing activities                                                 358,385             (128,905)
                                                                              -----------          -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividends paid                                                      (863,410)            (796,639)
        Shares purchased and retired                                           (2,338,196)          (3,386,747)
        Proceeds from stock options exercised                                      90,291                   --
        Short-term borrowings                                                    (685,000)           1,678,205
                                                                              -----------          -----------
          Net cash used for financing activities                               (3,796,315)          (2,505,181)
                                                                              -----------          -----------

          Net decrease in cash and cash equivalents                                (6,583)          (1,483,843)

   CASH AND CASH EQUIVALENTS at beginning
        of period                                                               3,843,915            4,240,991
                                                                              -----------          -----------
   CASH AND CASH EQUIVALENTS at end
        of period                                                             $ 3,837,332          $ 2,757,148
                                                                              ===========          ===========

   SUPPLEMENTAL CASH FLOW INFORMATION:
        Income taxes paid                                                     $ 2,681,925          $ 2,772,492
                                                                              ===========          ===========
        Interest paid                                                         $   314,670          $   289,457
                                                                              ===========          ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 2000, are not necessarily indicative of results for the full year.

(2) The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. The Company accounts for these contracts under the deferral method. Accordingly, gains and losses are recorded in inventory when the inventory is purchased.

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company intends to adopt this standard in 2001. The adoption of this standard is not expected to have a material effect on the Company's balance sheet or statement of earnings.

  (3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:


                                                             Three Months Ended June 30                Six Months Ended June 30
                                                             --------------------------                ------------------------
                                                                 2000              1999                  2000                1999
                                                            --------------    ------------           ------------       ------------
       Numerator:
         Net Earnings . . . . . . . . . . . . . . . . .       $2,358,732       $2,110,156             $5,385,285         $4,814,375
                                                              ==========       ==========             ==========         ==========


       Denominator:
         Basic weighted average shares. . . . . . . . .        4,089,554        4,311,175              4,111,313          4,349,768
         Effect of dilutive securities:
           Employee stock options . . . . . . . . . . .           53,411           61,521                 53,058             63,563
                                                              ----------      -----------             ----------         ----------
         Diluted weighted average shares  . . . . . . .        4,142,965        4,372,696              4,164,371          4,413,331
                                                              ==========      ===========             ==========         ==========

       Basic earnings per share . . . . . . . . . . . .             $.58             $.49                  $1.31              $1.11
                                                                    ====             ====                  =====              =====

       Diluted earnings per share . . . . . . . . . . .             $.57             $.48                  $1.29              $1.09
                                                                    ====             ====                  =====              =====

(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for June 30, 2000 and 1999 is:


                                                              Wholesale
                                                             Distribution              Retail                  Total
                                                            --------------        ---------------       -------------------

       THREE MONTHS ENDED JUNE 30
            2000
       Net Sales      . . . . . . . . . . . . . . . . .       $36,676,000            $1,639,000            $38,315,000
       Earnings from operations . . . . . . . . . . . .         3,438,000                98,000              3,536,000

            1999
       Net Sales      . . . . . . . . . . . . . . . . .       $30,097,000            $1,707,000            $31,804,000
       Earnings from operations . . . . . . . . . . . .         2,776,000               137,000              2,913,000

       SIX MONTHS ENDED JUNE 30
            2000
       Net Sales      . . . . . . . . . . . . . . . . .       $77,070,000            $3,242,000            $80,312,000
       Earnings from operations . . . . . . . . . . . .         7,984,000               126,000              8,110,000

            1999
       Net Sales      . . . . . . . . . . . . . . . . .       $63,629,000            $3,216,000            $66,845,000
       Earnings from operations . . . . . . . . . . . .         6,649,000               163,000              6,812,000


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $25,574,000 at June 30, 2000, compared with $26,377,000 at December 31, 1999. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. There were no draws on the line of credit during the second quarter of 2000.

     Cash flows from operations are $2.3 million higher to date in 2000 than in the same period of 1999. The increase in cash flows from operations is primarily due to the higher net income and the $3.5 million decrease in inventories. This, however, is partially offset by the $4.3 million increase in accounts receivable and the decreases in accounts payable and accrued liabilities.

     The Company's capital expenditures were $467,000 and $3,352,000 for the first six months of 2000 and 1999, respectively. In 1999, expenditures were primarily related to the construction of the Company's new 346,000 square foot corporate office and distribution center. The Company's corporate offices and distribution functions moved into the new building in 1999.

     The Company issued commercial paper with 30 to 90 day maturities to finance the building construction project. The commercial paper is backed by a three-year, $12 million revolving credit agreement. At June 30, 2000, there was $8,115,000 of commercial paper and advances on the revolving credit agreement outstanding.

     In the first six months of 2000, the Company purchased 66,500 shares at a total cost of $1,610,000 under its stock repurchase program, and an additional 29,432 shares at a total cost of $728,000 in private transactions. As of June 30, 2000, the Company can purchase up to 409,100 additional shares under its current stock repurchase program.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.


 Results of Operations

     Overall net sales increased 20%, from $31,804,000 for the second quarter of 1999 to $38,315,000 for the second quarter of 2000. This 20% increase was the result of a 22% increase in wholesale net sales, up from $30,097,000 for the second quarter of 1999 to $36,676,000 for the second quarter of 2000, offset slightly by a 4% decrease in retail net sales, from $1,707,000 in 1999 to $1,639,000 in 2000. The increase in wholesale net sales was driven by an increase in pairs shipped. The decrease in retail sales was due to the closing of one retail store in 2000. Same store sales were flat between periods.

     For the six months ended June 30, net sales increased 20%, from $66,845,000 in 1999 to $80,312,000 in 2000. This increase was also driven primarily by the increase in wholesale net sales between periods, from $63,629,000 for the six months ended June 30, 1999 to $77,070,000 for the same period in 2000. Retail sales were flat between periods, and same store retail sales were up by 3%.

     All of the Company's brands posted strong sales increases during the second quarter. The Stacy Adams division was up 20% in the second quarter, with a six- month gain of 24%. Within this division, there were significant gains in both the dress footwear and "SAO by Stacy Adams" casual line. The Nunn Bush brand was up 14% for the second quarter and 15% for the six months ended June 30, 2000, with the strongest growth coming from the "Nunn Bush NXXT" contemporary line. The Brass Boot brand continued its exceptional growth with net sales up 84% in the second quarter and 81% for the six month period.

     Gross earnings as a percent of net sales for the second quarter decreased from 26.6% in 1999 to 26.2% in 2000. For the six months ended June 30, gross earnings as a percent of net sales decreased from 27.2% in 1999 to 26.4% in 2000. These decreases are the result of changes in the mix of products sold between periods.

     Selling and administrative expenses as a percent of net sales decreased from 17.5% for the second quarter of 1999 to 16.9% for the same period in 2000, and from 17.0% to 16.3% for the six months ended June 30, 1999 and 2000, respectively. In general, the decrease in the selling and administrative percentage reflects the fixed costs included in selling and administrative expenses, which are not affected by changes in sales volumes.


     The effective tax rate increased from 33% in the second quarter of 1999 to 36% in the second quarter of 2000, and from 34% for the six months ended June 30, 1999 to 36% for the same period in 2000. The increases result from the decrease in tax exempt municipal bond income in 2000.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 6.  Exhibits and Reports on Form 8-K

       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WEYCO GROUP, INC.



     August 14, 2000                             /s/ John Wittkowske
-----------------------------                    --------------------------
            Date                                 John Wittkowske
                                                 Vice President-Finance
                                                 Chief Financial Officer