Form 10-Q
period 2000-09-30
WEYCO GROUP INC
filed 2000-11-14
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                              ----------------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  --------------

Commission file number         0-9068
                      ----------------------
                                  WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WISCONSIN                                             39-0702200
 ------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                          333 West Estabrook Boulevard
                                 P.O. Box 1188
                          Milwaukee, Wisconsin 53201
                   ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 908-1600
                -----------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No
      -----                          ------

As of November 6, 2000 the following shares were outstanding.

      Common Stock, $1.00 par value                       3,134,009  Shares
      Class B Common Stock, $1.00 par value                 919,045  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                          September 30         December 31
                                                              2000                1999
                                                          ------------         -----------

CURRENT ASSETS:
     Cash and cash equivalents                            $ 3,943,180          $ 3,843,915
     Marketable securities                                  6,962,624            4,860,576
     Accounts receivable, net                              26,989,890           21,903,407
     Inventories -
        Finished shoes                                     12,812,551           19,026,531
        Shoes in process                                      266,408              380,957
        Raw materials and supplies                            115,993              132,243
                                                          -----------          -----------
               Total inventories                           13,194,952           19,539,731
                                                          -----------          -----------
     Deferred income tax benefits                           2,600,000            2,880,000
     Prepaid expenses and other current assets                178,334               65,537
                                                          -----------          -----------
 Total current assets                                      53,868,980           53,093,166
                                                          -----------          -----------

MARKETABLE SECURITIES                                      15,619,705           17,672,907

OTHER ASSETS                                                9,104,588            8,559,332

PLANT AND EQUIPMENT                                        22,148,855           21,468,279
  Less - Accumulated depreciation                          (5,766,635)          (4,874,503)
                                                          -----------          -----------
                                                           16,382,220           16,593,776
                                                          -----------          -----------
                                                          $94,975,493          $95,919,181
                                                          ===========          ===========

                           LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-term borrowings                                $ 9,483,272          $ 8,800,000
     Accounts payable                                       5,391,329            9,403,897
     Dividend payable                                         446,650              421,277
     Accrued liabilities                                    5,590,710            6,422,885
     Accrued income taxes                                   1,362,099            1,204,621
                                                          -----------          -----------
             Total current liabilities                     22,274,060           26,252,680
                                                          -----------          -----------

DEFERRED INCOME TAX LIABILITIES                             1,988,000            1,916,000
SHAREHOLDERS' INVESTMENT:
     Common stock                                           4,036,454            4,160,986
     Other shareholders' investment                        66,676,979           63,589,515
                                                          -----------          -----------
                                                          $94,975,493          $95,919,181
                                                          ===========          ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


                                                        Three  Months ended September 30    Nine Months ended September 30
                                                        --------------------------------    ------------------------------
                                                                2000             1999             2000            1999
                                                             ----------       ----------      -----------      -----------

NET SALES                                                 $  37,063,058    $  35,009,829    $ 117,375,002    $ 101,854,789

COST OF SALES                                                27,312,664       26,078,758       86,398,368       74,744,261
                                                          -------------    -------------    -------------    -------------
               Gross earnings                                 9,750,394        8,931,071       30,976,634       27,110,528

SELLING AND ADMINISTRATIVE EXPENSES                           6,424,228        5,639,236       19,540,914       17,006,316
                                                          -------------    -------------    -------------    -------------
               Earnings from operations                       3,326,166        3,291,835       11,435,720       10,104,212

INTEREST INCOME                                                 275,551          331,134          809,322        1,083,208
INTEREST EXPENSE                                               (175,280)        (160,549)        (489,485)        (435,912)
OTHER INCOME AND EXPENSE, net                                   162,251          250,313          268,416          275,600
                                                          -------------    -------------    -------------    -------------
               Earnings before provision for
                    income taxes                              3,588,688        3,712,733       12,023,973       11,027,108

PROVISION FOR INCOME TAXES                                    1,250,000        1,250,000        4,300,000        3,750,000
                                                          -------------    -------------    -------------    -------------

               Net earnings                               $   2,338,688    $   2,462,733    $   7,723,973    $   7,277,108
                                                          =============    =============    =============    =============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Note 3)
          Basic                                               4,062,579        4,262,400        4,095,895        4,321,345
          Diluted                                             4,113,631        4,321,877        4,143,866        4,383,019
EARNINGS PER SHARE (Note 3):
          Basic                                           $         .58    $         .57    $        1.89    $        1.68
                                                          =============    =============    =============    =============
          Diluted                                         $         .57    $         .57    $        1.86    $        1.66
                                                          =============    =============    =============    =============
CASH DIVIDENDS PER SHARE                                  $         .11    $         .10    $         .32    $         .29
                                                          =============    =============    =============    =============

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                         2000                1999
                                                                    ------------         ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
             Net cash provided by (used for) operating
                  activities                                        $  5,099,742         $ (1,371,472)
                                                                    ------------         ------------


   CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of marketable securities                             (4,351,283)           (1,760,465)
        Proceeds from maturities of marketable securities              4,302,438            10,377,023
        Purchase of plant and equipment                                 (903,617)           (3,828,780)
        Proceeds from sales of plant and equipment                        29,754               256,238
                                                                    ------------          ------------
        Net cash provided by (used for) investing
                  activities                                            (922,708)            5,044,016
                                                                    ------------          ------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividends paid                                           (1,310,060)           (1,226,792)
        Shares purchased and retired                                  (3,874,897)           (4,802,652)
        Proceeds from stock options exercised                            423,916                34,625
        Short-term borrowings (repayments), net                          683,272              (266,677)
                                                                    ------------          ------------
              Net cash used for
                  financing activities                                (4,077,769)           (6,261,496)
                                                                    ------------          ------------

             Net increase (decrease) in cash and
                  cash equivalents                                        99,265            (2,588,952)

   CASH AND CASH EQUIVALENTS at beginning
        of period                                                      3,843,915             4,240,991
                                                                    ------------          ------------
   CASH AND CASH EQUIVALENTS at end
        of period                                                   $  3,943,180          $  1,652,039
                                                                    ============          ============

   SUPPLEMENTAL CASH FLOW INFORMATION:
        Income taxes paid                                           $  3,428,460          $  3,364,363
                                                                    ============          ============
        Interest paid                                               $    444,485          $    444,935
                                                                    ============          ============


NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 2000, are not necessarily indicative of results for the full year.

(2) The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. The Company accounts for these contracts under the deferral method. Accordingly, gains and losses are recorded in inventory when the inventory is purchased.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is required to adopt this standard on January 1, 2001. While the impact of the adoption of this statement is dependent on the fair value of the Company's derivatives at the date of adoption, it is not expected to have a material impact on the consolidated financial statements.

(3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:

                                                  Three Months Ended September 30  Nine Months Ended September 30
                                                  -------------------------------  ------------------------------
                                                           2000           1999           2000           1999
                                                       ----------     ----------     ----------     ----------
            Numerator:
              Net Earnings...........................  $2,338,688     $2,462,733     $7,723,973     $7,277,108
                                                       ==========     ==========     ==========     ==========

            Denominator:
              Basic weighted average shares..........   4,062,579      4,262,400      4,095,895      4,321,345
              Effect of dilutive securities:
                Employee stock options...............      51,052         59,477         47,971         61,674
                                                       ----------     ----------     ----------     ----------
              Diluted weighted average shares........   4,113,631      4,321,877      4,143,866      4,383,019
                                                       ==========     ==========     ==========     ==========

            Basic earnings per share.................  $      .58     $      .57     $     1.89     $     1.68
                                                       ==========     ==========     ==========     ==========

            Diluted earnings per share...............  $      .57     $      .57     $     1.86     $     1.66
                                                       ==========     ==========     ==========     ==========

(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for September 30, 2000 and 1999 is:



                                                       Wholesale
                                                      Distribution            Retail               Total
                                                      ------------        --------------       ------------
       THREE MONTHS ENDED SEPTEMBER 30
            2000
       Net Sales..................................     $35,757,000          $1,306,000          $37,063,000
       Earnings from operations...................       3,300,000              26,000            3,326,000

            1999
       Net Sales..................................     $33,472,000          $1,538,000          $35,010,000
       Earnings from operations...................       3,268,000              24,000            3,292,000

       NINE MONTHS ENDED SEPTEMBER 30
            2000
       Net Sales..................................    $112,827,000          $4,548,000         $117,375,000
       Earnings from operations...................      11,284,000             152,000           11,436,000

            1999
       Net Sales..................................     $97,101,000          $4,754,000         $101,855,000
       Earnings from operations...................       9,917,000             187,000           10,104,000


       Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $26,526,000 at September 30, 2000, compared with $26,377,000 at December 31, 1999. In addition, the Company maintains a $7,500,000 bank line of credit and has banker acceptance loan facilities to provide funds on a short-term basis when necessary. There were no draws on the line of credit during the third quarter of 2000.

     For the first nine months of 2000, cash flows from operating activities increased $6.5 million compared to the same period in 1999. This is primarily related to a decrease in inventory since December 31, 1999 due to increased sales volume in 2000.

     The Company's capital expenditures were $904,000 and $3,829,000 for the first nine months of 2000 and 1999, respectively. In 1999, expenditures were primarily related to the construction of the Company's corporate office and distribution center. The Company moved into the new building in 1999.

     The Company issued commercial paper with 30 to 90 day maturities to finance the building construction project. The commercial paper is backed by a three-year, $15 million revolving credit agreement. At September 30, 2000, there was $9,483,000 of commercial paper and advances on the revolving credit agreement outstanding.

     In the first nine months of 2000, the Company purchased 101,500 shares at a total cost of $2,498,000 under its stock repurchase program, and 54,000 shares at a total cost of $1,376,000 in private transactions. As of September 30, 2000, the Company can purchase up to 374,100 additional shares under its current stock repurchase program.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.


 Results of Operations

     Total net sales for the third quarter of 2000 were $37,063,000 compared with $35,010,000 for the third quarter of 1999. Net sales in the wholesale division increased $2,285,000 (7%) from $33,472,000 in 1999 to $35,757,000 in 2000. Retail net sales decreased 15% from $1,538,000 during the third quarter of 1999 to $1,306,000 in the third quarter of 2000. Same store net sales were down 10% between the third quarter of 1999 and 2000.

     For the nine months ended September 30, 2000, net sales increased $15,520,000, or 15%, as compared with the same period in 1999. Wholesale sales increased from $97,101,000 in 1999 to $112,827,000 in 2000. Retail net sales decreased $206,000 (4%) from $4,754,000 in 1999 to $4,548,000 in
     2000.

     The increases in sales for both the third quarter and nine months ended September 30 were the result of increases in wholesale net sales, up 7% for the third quarter and 16% for the first nine months of the year. The Stacy Adams division continued its strong performance, up 22% for the third quarter and for the nine months ended September 30, 2000. Within this division significant gains were registered in the "SAO by Stacy Adams" casual line. The Nunn Bush brand was flat for the quarter and up 10% for the nine months ended September 30, 2000 with the increase driven in large part by the performance of our "Nunn Bush NXXT" contemporary line. The Brass Boot brand continued its strong growth with sales up 57% for the quarter and remains up 70% for the nine months ended September 30, 2000.

     Gross earnings as a percent of net sales increased approximately .8% between the third quarter of 1999 and 2000, from 25.5% to 26.3%, and were consistent for the nine months ended September 30, 1999 and 2000 at 26.6% and 26.4%, respectively.

       For the third quarter, selling and administrative expenses as a percent of sales increased from 16.1% in 1999 to 17.3% in 2000. The increase was primarily a result of increased advertising to promote brands and increased employee health care costs.

       For the nine months ended September 30, 1999 and 2000, selling and administrative expenses as a percent of sales were consistent at 16.7% and 16.6%, respectively.

       Other income and expense for the third quarter of 1999 includes a $188,000 gain on the sale of the former warehouse facility in Beaver Dam, Wisconsin. The sale closed on September 30, 1999.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 6.  Exhibits and Reports on Form 8-K

       None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        WEYCO GROUP, INC.




   November 14, 2000                                    /s/ John Wittkowske
--------------------------                               -----------------------
         Date                                            John Wittkowske
                                                         Vice President-Finance
                                                         Chief Financial Officer