Form 10-K405
period 2000-12-31
WEYCO GROUP INC
filed 2001-03-23
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended          December 31, 2000     .
                          -------------------------------
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For transition period from ......................  to ..........................
Commission file number       0-9068
                       -----------------------
Weyco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
Wisconsin                                       39-0702200
----------------------------------             ---------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)
333 W. Estabrook Boulevard, P.O. Box 1188, Milwaukee, WI 53201
--------------------------------------------------------------------------------

 (Address of principal executive offices)                      (Zip Code)
Registrant's telephone number, include area code   (414) 908-1600
                                                 -------------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                     Name of each exchange on
        Title of each class                               which registered
  None
-----------------------------------            ---------------------------------

-----------------------------------            ---------------------------------
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

--------------------------------------------------------------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K. (X)

As of March 5, 2001, there were outstanding 3,033,289 shares of Common Stock and 913,329 shares of Class B Common Stock. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $54,104,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Parts II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 23, 2001, prepared for the Annual Meeting of Shareholders scheduled for April 24, 2001, are incorporated by reference in Part III of this report.

Exhibit Index Pages 9-10

                                     PART I

  Item 1.        Business

                 The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

                 The Company and its subsidiaries engage in one line of business, the manufacture, purchase and distribution of men's footwear. The Company does not sell women's or children's shoes because these markets differ significantly from the men's market. The principal brands of shoes sold are "Nunn Bush,"Nunn Bush NXXT," "Brass Boot," "Stacy Adams," and "SAO by Stacy Adams." Trademarks maintained by the Company on these names are important to the business. The Company's products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and lower priced quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions. The Company's footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily produced or purchased to meet the needs and desires of the American male population.

                 The Company assembles footwear at one manufacturing plant in Wisconsin. Shoe components, referred to as "uppers," are purchased from outside sources, generally foreign, and turned into complete shoes by attaching the sole, either leather or man-made, applying appropriate "finishes" and packing the shoes into individual cartons, ready for sale. The Company purchases raw materials and shoe components from many suppliers and is not dependent on any one of them. The supply of these items is generally plentiful and there are no long-term purchase commitments. Over the past five years, production at the Company's plant has accounted for approximately 10% of the value of the Company's wholesale footwear sales.

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

                 The Company's business is separated into two divisions - wholesale and retail. Wholesale sales constituted approximately 96% of total sales in 2000 and 95% in 1999 and 1998. At wholesale, shoes are marketed nationwide through more than 8,000 shoe, clothing and department stores.
Sales are to unaffiliated customers primarily in North America. Sales to the Company's largest customer, Brown Shoe Group, were 10%, 12% and 10% of total sales for 2000, 1999 and 1998, respectively. There are no other individually significant customers. The Company employs traveling salesmen who sell the Company's products to the retail outlets. Shoes are shipped to these retailers primarily from a warehouse maintained in Glendale, Wisconsin. Although there is no clearly identifiable seasonality in the men's footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with the industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.

                 Retail sales constituted approximately 4% of total sales in 2000 and 5% of total sales in 1999 and 1998. In the retail division, there are currently 9 company-operated stores in principal cities of the United States. The decrease in retail sales in recent years is a result of the Company closing its retail units. There were two store closings in 2000, zero in 1999, and two in 1998. These stores were closed primarily due to unprofitable operations or unattractive lease renewal terms. Management intends to continue to closely monitor retail operations and may close other retail units in the future if they are deemed unprofitable. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company's brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

                 In dollar sales, management estimates that the Company is about eighth largest among approximately 900 domestic men's shoe distributors. During 2000, it sold approximately 3% of the total men's non-rubber dress and casual shoes sold in the United States.

                 As of December 31, 2000, the Company employed approximately 355 persons. Of those 355 employees, approximately 110 were members of the United Food and Commercial Works Local 651 Union. The Company ratified a new contract with the Union during 1997, which will expire in March 2003. Future wage and benefit increases under the new contract are not expected to have a significant impact on the future operations or financial position of the Company.

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

Item 2.          Properties

                 The following facilities are operated by the Company and its subsidiaries:

                      Location                           Character            Owned/Leased
                      --------                           ---------            ------------
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

                 In addition to the above-described manufacturing and warehouse facilities, the Company operates 9 retail stores throughout the United States under various rental agreements. See Note 10 to Consolidated Financial Statements and Item 1. Business above.


Item 3.          Legal Proceedings

                 Not Applicable


Item 4.          Submission of Matters to a Vote of Security Holders

                 Not Applicable

Executive Officers of the Registrant

                                                                     Served
      Officer                 Age         Office(s)                   Since             Business Experience
---------------------         ---   ---------------------             -----     ----------------------------------

Thomas W. Florsheim           70    Chairman of the Board             1968      Chairman of the Board -- 1968 to
                                                                                present; Chief Executive Officer of
                                                                                the Company -- 1968 to 1999

Thomas W. Florsheim, Jr.      43    President and Chief               1995      President and Chief Executive Officer
                                    Executive Officer                           of the Company -- 1999 to present;
                                                                                President and Chief Operating Officer
                                                                                of the Company -- 1996 to 1999; Vice
                                                                                President of the Company - 1988 to 1996

John W. Florsheim             37    Executive Vice President,         1995      Executive Vice President, Chief
                                    Chief Operating Officer                     Operating Officer and Assistant
                                    and Assistant Secretary                     Secretary of the Company -- 1999 to
                                                                                present; Executive Vice President
                                                                                of the Company -- 1996 to 1999;
                                                                                Vice President of the Company --
                                                                                1994 to 1996; Brand Manager,
                                                                                M & M/Mars, Inc. -- 1990 to 1994

David N. Couper               52    Vice President                    1981      Vice President of the Company --
                                                                                1981 to present

James F. Gorman               57    Vice President                    1975      Vice President of the Company --
                                                                                1975 to present

Peter S. Grossman             57    Vice President                    1971      Vice President of the Company --
                                                                                1971 to present

John F. Wittkowske            41    Vice President, Chief             1993      Vice President, Chief Financial Officer
                                    Financial Officer and                       and Secretary of the Company  -- 1995
                                    Secretary                                   to present; Secretary/Treasurer of the
                                                                                Company -- 1993 to 1995; Audit Manager,
                                                                                Arthur Andersen LLP, Independent Public
                                                                                Accountants -- 1986 to 1993

           Thomas W. Florsheim is the father of John W. Florsheim and
                            Thomas W. Florsheim, Jr.

                                     PART II



  Item 5.        Market for Registrant's Common Equity
                     and Related Shareholder Matters

                 Information required by this Item is set forth on pages 5, 17 and 21 of the Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.


  Item 6.        Selected Financial Data

                 Information required by this Item is set forth on page 5 of the
                      Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.


  Item 7.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                 Information required by this Item is set forth on pages 6
                      through 8 of the Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.


  Item 7a.       Quantitative and Qualitative Disclosures about Market Risk

                 Information required by this Item is set forth on page 8 of the
                      Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.


  Item 8.        Financial Statements and Supplementary Data

                 Information required by this Item is set forth on pages 9
                      through 19 of the Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.


  Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                 Not applicable.

                                    PART III



  Item 10.       Directors and Executive Officers of the Registrant

                 Information required by this Item is set forth on pages 1
                      through 4 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, and is incorporated herein by reference.


  Item 11.       Executive Compensation

                 Information required by this Item is set forth on pages 6
                      through 8 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, and is incorporated herein by reference.


  Item 12.       Security Ownership of Certain Beneficial
                     Owners of Management

                 Information required by this Item is set forth on pages 1 and
                      2 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, and is incorporated herein by reference.


  Item 13.       Certain Relationships and Related Transactions

                 Information required by this Item is set forth on pages 8
                      and 9 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001, and is incorporated herein by reference.

                                     PART IV



  Item 14.       Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K

     (a)          The following documents are filed as a part of this report:

                                                                                      Page Reference
                                                                                             to
                                                                                       Annual Report
                                                                                      --------------
                  1.    Financial Statements -

                           Consolidated Statements of Earnings
                               for the years ended December 31,
                               2000, 1999 and 1998                                              9

                           Consolidated Balance Sheets -
                               December 31, 2000 and 1999                                 10 - 11

                           Consolidated Statements of Shareholders'
                               Investment for the years ended
                               December 31, 2000, 1999 and 1998                                12

                           Consolidated Statements of Cash Flows
                               for the years ended December 31,
                               2000, 1999 and 1999                                             13

                           Notes to Consolidated Financial
                               Statements - December 31, 2000, 1999
                               and 1998                                                   14 - 19

                           Report of Independent Public Accountants                            20


  Item 14.        Exhibits, Financial Statement Schedules,
                      and Report on Form 8-K (Continued)

                                                                                      Page Reference
                                                                                            to
                                                                                        Form 10-K
                                                                                    ------------------

                  2.    Financial Statement Schedules for the
                            years ended December 31, 2000,
                            1999 and 1998 -

                           Schedule II  -  Valuation and Qualifying
                                             Accounts                                          11


                         All other schedules have been omitted because of the
                           absence of the conditions under which they are required.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


                 We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Weyco Group, Inc.'s Annual Report to Shareholders included and incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 16, 2001.

  Item 14.     Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K (Continued)

               3.  Exhibits

                                                                     Incorporated Herein
Exhibit                     Description                                By Reference To
-------        -----------------------------------------             --------------------

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

   10.7*       Pension Plan - Amended and Restated                   Exhibit 10.7 to Form
                  Effective January 1, 1989                           10-K for Year Ended
                                                                       December 31, 1991

   10.8*       Deferred Compensation Plan - Effective                Exhibit 10.8 to Form
                  as of January 1, 1989                               10-K for Year Ended
                                                                       December 31, 1991

   10.9*       1992 Nonqualified Stock Option Plan                   Exhibit 10.9 to Form
                                                                       10-K for Year Ended
                                                                       December 31, 1991



  Item 14.     Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K (Continued)

               3.  Exhibits (Continued)

                                                                     Incorporated Herein
Exhibit                          Description                         By Reference To
-------          ---------------------------------------------       ----------------
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

   10.14*        Change of Control Agreement                         Exhibit 10.14 to Form
                   John Wittkowske, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997


   10.15*        Change of Control Agreement                         Exhibit 10.15 to Form
                   Peter S. Grossman, dated                           10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   10.16*        Change of Control Agreement                         Exhibit 10.16 to Form
                   James F. Gorman, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   10.17*        Change of Control Agreement                         Exhibit 10.17 to Form
                   David N. Couper, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   21            Subsidiaries of the Registrant

   23.1          Consent of Independent Public
                    Accountants Dated March 21, 2001

                 *Management contract or compensatory plan
                     or arrangement



  (b)            Reports on Form 8-K

                     None

                                   SCHEDULE II



                                WEYCO GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                         Deducted from Assets
                                                   ----------------------------------------------------------
                                                   Doubtful           Cash         Returns and
                                                   Accounts         Discounts      Allowances        Total
                                                   --------         ---------      ----------      ----------

BALANCE, DECEMBER 31, 1997                        $1,348,180    $    42,000       $1,080,000      $2,470,180

     Add - Additions charged to
             earnings                                815,123        477,534        3,148,775       4,441,432

     Deduct - Charges for purposes for
                which reserves were
                established                         (663,303)      (467,534)      (3,148,775)     (4,279,612)
                                                  -----------   -------------     -----------     -----------

BALANCE, DECEMBER 31, 1998                        $1,500,000    $    52,000       $1,080,000      $2,632,000

     Add - Additions charged to
             earnings                                391,149        495,918        3,521,913       4,408,980

     Deduct - Charges for purposes for
                which reserves were
                established                         (241,149)      (492,918)      (3,521,913)     (4,255,980)
                                                  -----------   ------------      -----------     -----------


BALANCE, DECEMBER 31, 1999                        $1,650,000    $    55,000       $1,080,000      $2,785,000

     Add - Additions charged to
                earnings                             210,328        464,760        7,079,046       7,754,134

     Deduct - Charges for purposes for
                   which reserves were
                   established                      (210,328)      (450,760)      (7,079,046)     (7,740,134)
                                                  -----------   ------------      -----------     -----------


BALANCE, DECEMBER 31, 2000                        $1,650,000    $    69,000       $1,080,000      $2,799,000
                                                  ==========    ===========       ==========      ==========

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
        (Registrant)
By /s/ John Wittkowske                                         March 23, 2001
  ------------------------------------------          -----------------------
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

                  Signatures and Titles                                          Date
                  ---------------------                                          ----
/s/ Thomas W. Florsheim                                                           March 23, 2001
---------------------------------------------------                    -------------------------
 Thomas W. Florsheim, Chairman of the Board

/s/ Thomas W. Florsheim, Jr.                                                      March 23, 2001
---------------------------------------------------                    -------------------------
 Thomas W. Florsheim, Jr., President and Chief
    Executive Officer and Director

/s/ John W. Florsheim                                                             March 23, 2001
---------------------------------------------------                    -------------------------
 John W. Florsheim, Executive Vice President
    and Chief Operating Officer and Director

/s/ John Wittkowske                                                               March 23, 2001
---------------------------------------------------                    -------------------------
 John Wittkowske, Vice President-Finance
  (Principal Accounting Officer)

/s/ Virgis W. Colbert                                                             March 23, 2001
---------------------------------------------------                    -------------------------
 Virgis W. Colbert, Director

/s/ Robert Feitler                                                                March 23, 2001
---------------------------------------------------                    -------------------------
 Robert Feitler, Director

/s/ Leonard J. Goldstein                                                          March 23, 2001
---------------------------------------------------                    -------------------------
 Leonard J. Goldstein, Director

/s/ Frank W. Norris                                                               March 23, 2001
---------------------------------------------------                    -------------------------
 Frank W. Norris, Director

/s/ Frederick P. Stratton, Jr.                                                    March 23, 2001
---------------------------------------------------                    -------------------------
 Frederick P. Stratton, Jr., Director