Form 10-Q
period 2001-03-31
WEYCO GROUP INC
filed 2001-05-11
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2001
                              ---------------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                        39-0702200
--------------------------------                 -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                           333 W. Estabrook Boulevard
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
                           ---------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes     X             No
     -------             ------

As of May 4, 2001 the following shares were outstanding.

      Common Stock, $1.00 par value                 2,906,789    Shares
      Class B Common Stock, $1.00 par value           913,329    Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS


                                                                        March 31                  December 31
                                                                          2001                        2000
                                                                     ------------                 -----------

CURRENT ASSETS:
     Cash and cash equivalents                                        $ 3,902,181                 $ 3,519,190
     Marketable securities                                              8,249,147                   7,690,551
     Accounts receivable, net                                          28,949,281                  23,864,339
     Inventories -
        Finished shoes                                                 12,366,083                  13,406,933
        Shoes in process                                                  167,356                     165,918
        Raw materials and supplies                                        128,196                     140,365
                                                                      -----------                 -----------
                      Total inventories                                12,661,635                  13,713,216
     Deferred income tax benefits                                       2,745,000                   2,697,000
     Prepaid expenses and other current assets                            230,998                     185,342
                                                                      -----------                 -----------
 Total current assets                                                  56,738,242                  51,669,638

MARKETABLE SECURITIES                                                  13,492,879                  14,664,474

OTHER ASSETS                                                            9,444,882                   9,336,800

PLANT AND EQUIPMENT                                                    22,516,929                  22,259,574
 Less - Accumulated depreciation                                        6,237,856                   5,987,377
                                                                      -----------                 -----------
                                                                       16,279,073                  16,272,197
                                                                      -----------                 -----------
                                                                      $95,955,076                 $91,943,109
                                                                      ===========                 ===========

                       LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                            $ 6,313,000                 $ 5,206,948
     Accounts payable                                                   7,184,179                   5,955,873
     Dividend payable                                                     431,128                     445,836
     Accrued liabilities                                                4,960,196                   5,643,391
     Accrued income taxes                                               1,606,285                     505,792
                                                                      -----------                 -----------
                      Total current liabilities                        20,494,788                  17,757,840

DEFERRED INCOME TAX LIABILITIES                                         2,880,000                   2,840,000

SHAREHOLDERS' INVESTMENT:
     Common stock                                                       3,946,618                   3,972,850
     Other shareholders' investment                                    68,633,670                  67,372,419
                                                                      -----------                 -----------
                                                                      $95,955,076                 $91,943,109
                                                                      ===========                 ===========


                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                                          2001                      2000
                                                                    -----------------         -----------------

NET SALES                                                               $35,358,258               $41,903,079

COST OF SALES                                                            26,157,909                30,790,502
                                                                        -----------               -----------
               Gross earnings                                             9,200,349                11,112,577

SELLING AND ADMINISTRATIVE EXPENSES                                       6,313,580                 6,538,623
                                                                        -----------               -----------
               Earnings from operations                                   2,886,769                 4,573,954

INTEREST INCOME                                                             283,666                   259,836

INTEREST EXPENSE                                                            (83,958)                 (154,574)

OTHER INCOME AND EXPENSE                                                    504,427                    47,337
                                                                        -----------               -----------
               Earnings before provision for
                    income taxes                                          3,590,904                 4,726,553

PROVISION FOR INCOME TAXES                                                1,250,000                 1,700,000
                                                                        -----------               -----------
               Net earnings                                             $ 2,340,904               $ 3,026,553
                                                                        ===========               ===========


WEIGHTED AVERAGE SHARES
     OUTSTANDING (Note 3)
          Basic                                                           3,953,276                 4,131,882
          Diluted                                                         3,981,082                 4,185,641

EARNINGS PER SHARE (Note 3)
          Basic                                                                $.59                      $.73
                                                                               ====                      ====
          Diluted                                                              $.59                      $.72
                                                                               ====                      ====

          Cash dividends                                                       $.11                      $.10
                                                                               ====                      ====


                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000




                                                                          2001                       2000
                                                                     --------------             --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used for operating activities                           $  (425,924)               $ (1,616,733)
                                                                      ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of
          marketable securities                                           612,999                   1,445,573
     Proceeds from sales of other investments                             603,807                          --
     Purchase of plant and equipment                                     (408,058)                    (73,079)
     Proceeds from sales of plant and equipment                                --                      18,850
                                                                      -----------                ------------
     Net cash provided by
          investing activities                                            808,748                   1,391,344
                                                                      -----------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                 (434,128)                   (413,999)
     Shares purchased and retired                                        (712,507)                 (1,393,884)
     Proceeds from stock options exercised                                 40,750                      42,375
     Short-term borrowings                                              1,106,052                     915,000
                                                                      -----------                ------------
          Net cash provided by (used for)
               financing activities                                           167                    (850,508)
                                                                      -----------                ------------

          Net increase (decrease) in cash
              and cash equivalents                                        382,991                  (1,075,897)

CASH AND CASH EQUIVALENTS at beginning
     of period                                                          3,519,190                   3,843,915
                                                                      -----------                ------------
CASH AND CASH EQUIVALENTS at end
     of period                                                        $ 3,902,181                $  2,768,018
                                                                      ===========                ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                $    44,200                $    240,000
                                                                      ===========                ============
     Interest paid                                                    $   104,563                $    109,574
                                                                      ===========                ============

NOTES:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the full year.

(2) The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. The Company accounts for these contracts under the deferral method. Accordingly, gains and losses are recorded in inventory when the inventory is purchased.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted this standard on January 1, 2001. The adoption of this standard did not have a material effect on the Company's balance sheet or statement of earnings.

(3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:



                                                               March 31, 2001            March 31, 2000
                                                               --------------            --------------

      Numerator:
        Net Earnings  . . . . . . . . . . . . . . . . . . . . .  $2,340,904                $3,026,553
                                                                 ==========                ==========
      Denominator:
         Basic weighted average shares . . . . . . . . . . . .    3,953,276                 4,131,882
         Effect of dilutive securities:
           Employee stock options    . . . . . . . . . . . . .       27,806                    53,759
                                                                 ----------                ----------
         Diluted weighted average shares . . . . . . . . . . .    3,981,082                 4,185,641
                                                                 ==========                ==========
      Basic earnings per share . . . . . . . . . . . . . . . .         $.59                      $.73
                                                                       ====                      ====
      Diluted earnings per share . . . . . . . . . . . . . . .         $.59                      $.72
                                                                       ====                      ====


(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for March 31, 2001 and 2000 is:


                                                          Wholesale
                                                        Distribution            Retail             Total
                                                       -------------       ----------------  ----------------

      MARCH 31, 2001
      Net Sales . . . . . . . . . . . . . . . . . .    $34,099,000          $1,259,000          $35,358,000
      Earnings from operations  . . . . . . . . . .      2,913,000             (26,000)           2,887,000

      MARCH 31, 2000
      Net Sales . . . . . . . . . . . . . . . . . .    $40,300,000          $1,603,000          $41,903,000
      Earnings from operations  . . . . . . . . . .      4,547,000              27,000            4,574,000



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     Liquidity and Capital Resources

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $25,644,000 at March 31, 2001, compared with $25,874,000 at December 31, 2000.

     The Company issues commercial paper with 30 to 90 day maturities. Lines of credit totaling $22.5 million back commercial paper issuances and provide funds on a short-term basis when necessary. At March 31, 2001, $6,313,000 of commercial paper was outstanding, and there were no draws on the lines of credit.

     During the first quarter of 2001, the Company did not purchase any shares of its common stock under its stock repurchase program, but did purchase 29,232 shares at a total cost of $713,000 in private transactions. Subsequent to March 31, 2001 an additional 126,500 shares of common stock were purchased at a total cost of $2,952,000 under the Company's stock repurchase program, and 1,500 shares were purchased at a total cost of $36,000 in private transactions.

     Cash flows from operations were $1.2 million lower in the first quarter of 2001 than in the same period of 2000. The decrease in cash flows from operations was primarily due to a $993,000 decrease in net earnings between periods, after adjusting for a $504,000 gain ($307,000 after tax) on the sale of other investments discussed below.

     Cash flows from investing activities for the first quarter of 2001 includes $604,000 of proceeds from the sale of investments. During the quarter, investments were sold for $604,000 at a gain of $504,000, which is included in other income on the Consolidated Condensed Statements of Earnings.

     The Company's capital expenditures were $408,000 and $73,000 for the first quarter of 2001 and 2000, respectively. In 2001, capital expenditures were primarily related to the remodeling of two retail stores.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

Results of Operations

     Overall net sales decreased 16%, from $41,903,000 for the first quarter of 2000 to $35,358,000 for the first quarter of 2001. This 16% decrease was the result of a 15% decrease in wholesale net sales, down from $40,300,000 for the first quarter of 2000 to $34,099,000 in the first quarter of 2001, and a 21% decrease in retail net sales, down from $1,603,000 for the first quarter of 2000 to $1,259,000 in the first quarter of 2001. The decrease in wholesale sales was driven by a decrease in pairs shipped. Same store retail net sales decreased 12% between periods. In general, the decreases in the first quarter 2001 were the result of a difficult retail environment. Retailers are maintaining lean inventories in response to the economic slowdown with the timing of seasonal deliveries shifting in part to the second quarter.

     Gross earnings as a percent of net sales for the first quarter decreased from 26.5% in 2000 to 26.0% in 2001. This decrease results mainly from the decrease in gross earnings as a percent of net sales for the wholesale division, which decreased from 25.6% in 2000 to 25.0% in 2001. The decrease in wholesale gross earnings as a percent of net sales between 2000 and 2001 is primarily attributable to differences in the mix of products sold between periods.

     Selling and administrative expenses as a percent of net sales increased from 15.6% for the first quarter of 2000 to 17.9% for the same period in 2001. This is primarily the result of the increase in wholesale selling and administrative expenses as a percent of wholesale net sales from 14.3% in the first quarter of 2000 to 16.5% in the first quarter of 2001. In general, the increase in selling and administrative expenses in relation to the change in net sales reflects the fixed costs included in selling and administrative expenses, which are not affected by changes in sales volumes.

     The decrease in interest expense in the first quarter of 2001 compared to the first quarter of 2000 is due to lower short-term borrowings and lower interest rates in 2001.

     In the first quarter of 2001, other income and expense includes a $504,000 gain on the sale of investments.

     The effective tax rate decreased from 36% in the first quarter of 2000 to 35% in the first quarter of 2001.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held April 24, 2001 to elect two members to the Board of Directors.

     Thomas W. Florsheim, and Frank W. Norris were nominated for election to the Board of Directors for terms of three years. A total of 3,571,198 votes were cast for the nominees, with 2,370 votes withheld for Mr. Florsheim, and 129,017 votes withheld for Mr. Norris.



Item 6.  Exhibits and Reports on Form 8-K

     None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WEYCO GROUP, INC.



        May 11, 2001                          /s/ John Wittkowske
------------------------------                ----------------------------------
               Date                           John Wittkowske
                                              Vice President-Finance
                                              Chief Financial Officer