Form 10-Q
period 2001-06-30
WEYCO GROUP INC
filed 2001-08-14
CIK 106532

                                   FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001
                               ----------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               WISCONSIN                               39-0702200
    ----------------------------------           -------------------------
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

                                 (414) 908-1600
                  ---------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                 No
     -------                 ------

As of August 1, 2001 the following shares were outstanding.

     Common Stock, $1.00 par value                           2,881,789  Shares
     Class B Common Stock, $1.00 par value                     913,329  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      ASSETS

                                                                        June 30               December 31
                                                                          2001                    2000
                                                                       -----------            -----------
CURRENT ASSETS:
     Cash and cash equivalents                                         $ 4,873,905            $ 3,519,190
     Marketable securities                                               6,651,270              7,690,551
     Accounts receivable, net                                           23,728,622             23,864,339
     Inventories -
        Finished shoes                                                  17,801,667             13,406,933
        Shoes in process                                                   189,355                165,918
        Raw materials and supplies                                         313,016                140,365
                                                                       -----------            -----------
                       Total inventories                                18,304,038             13,713,216
     Deferred income tax benefits                                        2,836,000              2,697,000
     Prepaid expenses and other current assets                             302,075                185,342
                                                                       -----------            -----------
 Total current assets                                                   56,695,910             51,669,638
MARKETABLE SECURITIES                                                   13,055,140             14,664,474
OTHER ASSETS                                                             9,654,264              9,336,800
PLANT AND EQUIPMENT                                                     22,693,168             22,259,574
  Less - Accumulated depreciation                                        6,641,867              5,987,377
                                                                       -----------            -----------
                                                                        16,051,301             16,272,197
                                                                       -----------            -----------
                                                                       $95,456,615            $91,943,109
                                                                       ===========            ===========

                                     LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                             $ 6,649,767            $ 5,206,948
     Accounts payable                                                    9,255,676              5,955,873
     Dividend payable                                                      456,014                445,836
     Accrued liabilities                                                 5,269,895              5,643,391
     Accrued income taxes                                                  700,583                505,792
                                                                       -----------            -----------
                            Total current liabilities                   22,331,935             17,757,840
DEFERRED INCOME TAX LIABILITIES                                          2,920,000              2,840,000
SHAREHOLDERS' INVESTMENT:
     Common stock                                                        3,795,118              3,972,850
     Other shareholders' investment                                     66,409,562             67,372,419
                                                                       -----------            -----------
                                                                       $95,456,615            $91,943,109
                                                                       ===========            ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000

                                                          Three Months ended June 30           Six Months ended June 30
                                                         -----------------------------       -----------------------------
                                                              2001             2000              2001            2000
                                                         -------------    ------------       ------------    -------------
NET SALES                                                 $ 31,541,688    $ 38,203,364       $ 66,899,946    $ 80,106,443

COST OF SALES                                               23,243,013      28,295,202         49,400,922      59,085,704
                                                          ------------    ------------       ------------    ------------
               Gross earnings                                8,298,675       9,908,162         17,499,024      21,020,739

SELLING AND ADMINISTRATIVE EXPENSES                          5,980,065       6,372,562         12,293,645      12,911,185
                                                          ------------    ------------       ------------    ------------
               Earnings from operations                      2,318,610       3,535,600          5,205,379       8,109,554

INTEREST INCOME                                                266,719         267,061            550,385         529,269
INTEREST EXPENSE                                               (82,838)       (154,887)          (166,796)       (311,833)
OTHER INCOME AND EXPENSE, net                                      (70)         60,958            504,357         108,295
                                                          ------------    ------------       ------------    ------------
               Earnings before provision for
                    income taxes                             2,502,421       3,708,732          6,093,325       8,435,285

PROVISION FOR INCOME TAXES                                     875,000       1,350,000          2,125,000       3,050,000
                                                          ------------    ------------       ------------    ------------

               Net earnings                               $  1,627,421    $  2,358,732       $  3,968,325    $  5,385,285
                                                          ============    ============       ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Note 3)
          Basic                                              3,840,493       4,089,554          3,889,780       4,111,313
          Diluted                                            3,866,414       4,142,965          3,916,611       4,164,371
EARNINGS PER SHARE (Note 3):
          Basic                                           $        .42    $        .58       $       1.02    $       1.31
                                                          ============    ============       ============    ============
          Diluted                                         $        .42    $        .57       $       1.01    $       1.29
                                                          ============    ============       ============    ============
CASH DIVIDENDS PER SHARE                                  $        .12    $        .11       $        .23    $        .21
                                                          ============    ============       ============    ============

                                       -2-

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                                                  2001                2000
                                                                            ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities                            $ 2,352,684         $ 3,431,347
                                                                               -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                                  --          (1,460,829)
     Proceeds from maturities of marketable securities                           2,648,615           2,257,615
     Proceeds from sales of other investments                                      603,807                  --
     Purchase of plant and equipment                                              (584,296)           (467,159)
     Proceeds from sales of plant and equipment                                         --              28,758
                                                                               -----------         -----------
           Net cash provided by investing activities                             2,668,126             358,385
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                                          (890,142)           (863,410)
     Shares purchased and retired                                               (4,279,897)         (2,338,196)
     Proceeds from stock options exercised                                          61,125              90,291
     Short-term borrowings                                                       1,442,819            (685,000)
                                                                               -----------         -----------
           Net cash used for financing activities                               (3,666,095)         (3,796,315)
                                                                               -----------         -----------

           Net increase (decrease) in cash and
               cash equivalents                                                  1,354,715              (6,583)

CASH AND CASH EQUIVALENTS at beginning
     of period                                                                   3,519,190           3,843,915
                                                                               -----------         -----------
CASH AND CASH EQUIVALENTS at end
     of period                                                                 $ 4,873,905         $ 3,837,332
                                                                               ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                                         $ 1,721,415         $ 2,681,925
                                                                               ===========         ===========
     Interest paid                                                             $   206,700         $   314,670
                                                                               ===========         ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 2001, are not necessarily indicative of results for the full year.

(2) In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard, as amended, requires that entities recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted this standard on January 1, 2001. The adoption of this standard did not have a material effect on the Company's balance sheet or statement of earnings.

       The Company has entered into forward exchange contracts for the purpose of hedging firmly committed inventory purchases with outside vendors. These forward contracts are effective hedges under SFAS 133. Accordingly, gains and losses are recorded in inventory when the inventory is purchased and recognized through earnings when inventory is sold.

       In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The adoption of these statements in the first quarter of 2002 will not impact the Company's results of operations or financial position because there are no goodwill or intangible assets recorded on the Company's consolidated balance sheet.

(3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:

                                                       Three Months Ended June 30      Six Months Ended June 30
                                                       --------------------------      ------------------------
                                                          2001            2000            2001          2000
                                                       ----------      ----------      ----------    ----------
Numerator:
  Net Earnings                                         $1,627,421      $2,358,732     $3,968,325     $5,385,285
                                                       ==========      ==========     ==========     ==========


Denominator:
  Basic weighted average shares                         3,840,493       4,089,554      3,889,780      4,111,313
  Effect of dilutive securities:
    Employee stock options                                 25,921          53,411         26,831         53,058
                                                       ----------      ----------     ----------     ----------
  Diluted weighted average shares                       3,866,414       4,142,965      3,916,611      4,164,371
                                                       ==========      ==========     ==========     ==========

Basic earnings per share                               $      .42      $      .58     $     1.02     $     1.31
                                                       ==========      ==========     ==========     ==========

Diluted earnings per share                             $      .42      $      .57     $     1.01     $     1.29
                                                       ==========      ==========     ==========     ==========

(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for June 30, 2001 and 2000 is:

                                                         Wholesale
                                                        Distribution          Retail                Total
                                                       --------------      --------------        --------------
       THREE MONTHS ENDED JUNE 30
       --------------------------
            2001
            ----
       Net Sales                                       $30,215,000          $1,327,000              $31,542,000
       Earnings from operations                          2,293,000              26,000                2,319,000

            2000
            ----
       Net Sales                                       $36,564,000          $1,639,000              $38,203,000
       Earnings from operations                          3,438,000              98,000                3,536,000

       SIX MONTHS ENDED JUNE 30
       ------------------------
            2001
            ----
       Net Sales                                       $64,314,000          $2,586,000              $66,900,000
       Earnings from operations                          5,206,000              (1,000)               5,205,000

            2000
            ----
       Net Sales                                       $76,864,000          $3,242,000              $80,106,000
       Earnings from operations                          7,984,000             126,000                8,110,000


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $24,580,000 at June 30, 2001, compared with $25,874,000 at December 31, 2000.

     The Company issues commercial paper with 30 to 90 day maturities. Lines of credit totaling $15 million back commercial paper issuances and provide funds on a short-term basis when necessary. At June 30, 2001, $6,650,000 of commercial paper was outstanding, and there were no draws on the lines of credit.

     During the second quarter of 2001, the Company purchased 151,500 shares of its common stock at a total cost of $3,531,000 under its stock repurchase program, and 1,500 shares at a total cost of $36,000 in private transactions.

     Cash flows from operations are $1.1 million lower to date in 2001 than in the same period of 2000. The decrease in cash flows from operations is primarily due to the lower net income and the increase in inventories. This, however, is partially offset by the increase in accounts payable.

     Cash flows from investing activities to date in 2001 includes $604,000 of proceeds from the sale of other investments. During the first quarter of 2001, other investments were sold for $604,000 at a gain of $504,000, which is included in other income and expense on the Consolidated Condensed Statements of Earnings.

     The Company's capital expenditures were $584,000 and $467,000 for the first six months of 2001 and 2000, respectively.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.


 Results of Operations

     Overall net sales decreased 17%, from $38,203,000 for the second quarter of 2000 to $31,542,000 for the second quarter of 2001. This decrease was the result of a 17% decrease in wholesale net sales, down from $36,564,000 for the second quarter of 2000 to $30,215,000 for the second quarter of 2001.

     For the six months ended June 30, net sales decreased 16%, from $80,106,000 in 2000 to $66,900,000 in 2001. This decrease was also driven primarily by the decrease in wholesale net sales between periods, from $76,864,000 for the six months ended June 30, 2000 to $64,314,000 for the same period in 2001.

     The difficult retail environment in the first half of 2001 has had a detrimental effect on the Company's overall performance so far in 2001. Backlogs, however, remain strong and management believes that the Company is well positioned for the future.

     Gross earnings as a percent of net sales for the second quarter increased from 25.9% in 2000 to 26.3% in 2001. For the six months ended June 30, gross earnings as a percent of net sales were comparable at 26.2%.

     Selling and administrative expenses as a percent of net sales increased from 16.7% for the second quarter of 2000 to 19.0% for the same period in 2001, and from 16.1% to 18.4% for the six months ended June 30, 2000 and 2001, respectively. In general, the increase in the selling and administrative percentage reflects the fixed costs included in selling and administrative expenses, which are not affected by changes in sales volumes.

     The decrease in interest expense in the second quarter and for the six months ended June 30, 2001 compared with the same period in 2000 is due to lower average short-term borrowings and lower interest rates in 2001.

     For the six months ended June 30, 2001, other income and expense includes a $504,000 gain on the sale of other investments recorded in the first quarter.

     The effective tax rate decreased from 36% in the second quarter of 2000 to 35% in the second quarter of 2001, and from 36% for the six months ended June 30, 2000 to 35% for the same period in 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes since the March 23, 2001 filing of the Company's Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 6.  Exhibits and Reports on Form 8-K

     None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WEYCO GROUP, INC.




      August 14, 2001                          /s/ John Wittkowske
-----------------------------                  --------------------------------
            Date                               John Wittkowske
                                               Vice President-Finance
                                               Chief Financial Officer