Form 10-Q
period 2001-09-30
WEYCO GROUP INC
filed 2001-11-09
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001
                              ----------------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.
 -------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           WISCONSIN                                           39-0702200
----------------------------------                ------------------------------
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

Yes     X                         No
     -------                         ------

As of November 1, 2001 the following shares were outstanding.

     Common Stock, $1.00 par value                           2,844,289  Shares
     Class B Common Stock, $1.00 par value                     913,329  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                        September 30             December 31
                                                                             2001                    2000
                                                                        ------------             -----------
CURRENT ASSETS:
     Cash and cash equivalents                                           $ 6,603,389            $ 3,519,190
     Marketable securities                                                 4,148,331              7,690,551
     Accounts receivable, net                                             28,505,629             23,864,339
     Inventories -
        Finished shoes                                                    14,616,108             13,406,933
        Shoes in process                                                     215,193                165,918
        Raw materials and supplies                                           283,782                140,365
                                                                         -----------            -----------
                       Total inventories                                  15,115,083             13,713,216
     Deferred income tax benefits                                          2,951,000              2,697,000
     Prepaid expenses and other current assets                               247,592                185,342
                                                                         -----------            -----------
 Total current assets                                                     57,571,024             51,669,638

MARKETABLE SECURITIES                                                     11,883,546             14,664,474
OTHER ASSETS                                                               9,863,645              9,336,800
PLANT AND EQUIPMENT                                                       22,518,765             22,259,574
  Less - Accumulated depreciation                                          6,855,700              5,987,377
                                                                         -----------            -----------
                                                                          15,663,065             16,272,197
                                                                         -----------            -----------
                                                                         $94,981,280            $91,943,109
                                                                         ===========            ===========

                       LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                               $ 7,780,810            $ 5,206,948
     Accounts payable                                                      4,850,940              5,955,873
     Dividend payable                                                        454,814                445,836
     Accrued liabilities                                                   5,634,175              5,643,391
     Accrued income taxes                                                  1,618,950                505,792
                                                                         -----------            -----------
                            Total current liabilities                     20,339,689             17,757,840

DEFERRED INCOME TAX LIABILITIES                                            2,960,000              2,840,000
SHAREHOLDERS' INVESTMENT:
     Common stock                                                          3,779,118              3,972,850
     Other shareholders' investment                                       67,902,473             67,372,419
                                                                         -----------            -----------
                                                                         $94,981,280            $91,943,109
                                                                         ===========            ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

                                                       Three Months ended September 30         Nine Months ended September 30
                                                    ------------------------------------     ------------------------------------
                                                          2001                   2000             2001                   2000
                                                    -------------           ------------     -------------           ------------
NET SALES                                            $ 33,785,816            $36,856,556     $ 100,685,762           $116,962,999

COST OF SALES                                          24,552,953             27,312,664        73,953,875             86,398,368
                                                     ------------           ------------     -------------           ------------
               Gross earnings                           9,232,863              9,543,892        26,731,887             30,564,631

SELLING AND ADMINISTRATIVE EXPENSES                     5,866,180              6,217,726        18,159,825             19,128,911
                                                     ------------           ------------     -------------           ------------
               Earnings from operations                 3,366,683              3,326,166         8,572,062             11,435,720

INTEREST INCOME                                           247,290                275,551           797,675                809,322
INTEREST EXPENSE                                          (76,984)              (175,280)         (243,780)              (489,485)
OTHER INCOME AND EXPENSE, net                             113,386                162,251           617,743                268,416
                                                     ------------           ------------     -------------           ------------
               Earnings before provision for
                    income taxes                        3,650,375              3,588,688         9,743,700             12,023,973

PROVISION FOR INCOME TAXES                              1,275,000              1,250,000         3,400,000              4,300,000
                                                     ------------           ------------     -------------           ------------

               Net earnings                          $  2,375,375           $  2,338,688     $   6,343,700           $  7,723,973
                                                     ============           ============     =============           ============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Note 3)
          Basic                                         3,788,618              4,062,579         3,858,781              4,095,895
          Diluted                                       3,813,970              4,113,631         3,884,318              4,143,866
EARNINGS PER SHARE (Note 3):
          Basic                                              $.63                   $.58             $1.64                  $1.89
                                                             ====                   ====             =====                  =====
          Diluted                                            $.62                   $.57             $1.63                  $1.86
                                                             ====                   ====             =====                  =====
CASH DIVIDENDS PER SHARE                                     $.12                   $.11              $.35                   $.32
                                                             ====                   ====              ====                   ====

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                      2001                    2000
                                                                  -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities               $    90,017             $ 5,099,742
                                                                  -----------             -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                   --                (4,351,283)
     Proceeds from maturities of marketable securities              6,323,148               4,302,438
     Proceeds from sales of other investments                         603,807                    --
     Purchase of plant and equipment                                 (664,851)               (903,617)
     Proceeds from sales of plant and equipment                       165,594                  29,754
                                                                  -----------             -----------
     Net cash provided by (used for) investing
               activities                                           6,427,698                (922,708)
                                                                  -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                           (1,344,956)             (1,310,060)
     Shares purchased and retired                                  (4,805,021)             (3,874,897)
     Proceeds from stock options exercised                            142,599                 423,916
     Short-term borrowings(repayments), net                         2,573,862                 683,272
                                                                  -----------             -----------
           Net cash used for
               financing activities                                (3,433,516)             (4,077,769)
                                                                  -----------             -----------

          Net increase in cash and cash equivalents                 3,084,199                  99,265

CASH AND CASH EQUIVALENTS at beginning
     of period                                                      3,519,190               3,843,915
                                                                  -----------             -----------
CASH AND CASH EQUIVALENTS at end
     of period                                                    $ 6,603,389             $ 3,943,180
                                                                  ===========             ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                            $ 2,055,206             $ 3,428,460
                                                                  ===========             ===========
     Interest paid                                                $   266,208             $   444,485
                                                                  ===========             ===========

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 2001, are not necessarily indicative of results for the full year.

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

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The adoption of these statements in the first quarter of 2002 is not expected to impact the Company's results of operations or financial position because there are no goodwill or intangible assets recorded on the Company's consolidated balance sheet.

(3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:

                                                           Three Months Ended September 30           Nine Months Ended September 30
                                                           -------------------------------           ------------------------------
                                                              2001                2000                  2001                2000
                                                           ----------           ----------           ----------           ----------
Numerator:
  Net Earnings .................................           $2,375,375           $2,338,688           $6,343,700           $7,723,973
                                                           ==========           ==========           ==========           ==========

Denominator:
  Basic weighted average shares ................            3,788,618            4,062,579            3,858,781            4,095,895
  Effect of dilutive securities:
    Employee stock options .....................               25,352               51,052               25,537               47,971
                                                           ----------           ----------           ----------           ----------
  Diluted weighted average shares ..............            3,813,970            4,113,631            3,884,318            4,143,866
                                                           ==========           ==========           ==========           ==========

Basic earnings per share .......................           $      .63           $      .58           $     1.64           $     1.89
                                                           ==========           ==========           ==========           ==========

Diluted earnings per share .....................           $      .62           $      .57           $     1.63           $     1.86
                                                           ==========           ==========           ==========           ==========

(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for September 30, 2001 and 2000 is:

                                                       Wholesale
                                                      Distribution            Retail                   Total
                                                      ------------         ------------            ------------
       THREE MONTHS ENDED SEPTEMBER 30
            2001
       Net Sales .................................     $32,701,000         $1,085,000               $33,786,000
       Earnings from operations ..................       3,463,000            (96,000)                3,367,000

            2000
       Net Sales .................................     $35,551,000         $1,306,000               $36,857,000
       Earnings from operations ..................       3,300,000             26,000                 3,326,000

       NINE MONTHS ENDED SEPTEMBER 30
            2001
       Net Sales .................................     $97,015,000         $3,671,000              $100,686,000
       Earnings from operations ..................       8,669,000            (97,000)                8,572,000

            2000
       Net Sales .................................    $112,415,000         $4,548,000              $116,963,000
       Earnings from operations ..................      11,284,000            152,000                11,436,000


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $22,635,000 at September 30, 2001, compared with $25,874,000 at December 31, 2000. The Company issues commercial paper with 30 to 90 day maturities. Lines of credit totaling $15 million back commercial paper issuances and provide funds on a short-term basis when necessary. At September 30, 2001, $7,781,000 of commercial paper was outstanding, and there were no draws on the lines of credit.

     Cash flows from operations are $5 million lower to date in 2001 than in the same period of 2000. The decrease in cash flows from operations is primarily due to the lower net income and the larger increase in inventories in the first nine months of 2001 as compared to the same period in 2000.

     Cash flows from investing activities to date in 2001 includes $604,000 of proceeds from the sale of other investments. During the first quarter of 2001, other investments were sold for $604,000 at a gain of $504,000, which is included in other income and expense on the Consolidated Condensed Statements of Earnings.

     The Company's capital expenditures were $665,000 and $904,000 for the first nine months of 2001 and 2000, respectively.

     In the first nine months of 2001, the Company purchased 172,500 shares of its common stock at a total cost of $4,033,000 under its stock repurchase program, and 31,700 shares at a total cost of $772,000 in private transactions. In the same period of 2000, the Company purchased 101,500 shares at a total cost of $2,498,000 under its stock repurchase program and 54,000 shares at a total cost of $1,376,000 in private transactions. As of September 30, 2001, the Company can purchase up to 615,600 additional shares under its current stock repurchase program.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.


 Results of Operations

     Overall net sales decreased 8%, from $36,857,000 for the third quarter of 2000 to $33,786,000 for the third quarter of 2001. This decrease was primarily the result of an 8% decrease in wholesale net sales, down from $35,551,000 for the third quarter of 2000 to $32,701,000 for the third quarter of 2001.

     For the nine months ended September 30, net sales decreased 14%, from $116,963,000 in 2000 to $100,686,000 in 2001. This decrease was also driven primarily by the decrease in wholesale net sales between periods, from $112,415,000 for the nine months ended September 30, 2000 to $97,015,000 for the same period in 2001.

     The difficult retail environment in 2001 has had a detrimental effect on the Company's sales performance so far in 2001, principally related to volume. Backlogs, however, remain strong and management believes that the Company is well positioned for the future.

     Gross earnings as a percent of net sales for the third quarter increased from 25.9% in 2000 to 27.3% in 2001. For the nine months ended September 30, gross earnings as a percent of net sales increased slightly from 26.1% to 26.5%.

     Selling and administrative expenses as a percent of net sales increased from 16.9% for the third quarter of 2000 to 17.4% for the same period in 2001, and from 16.4% to 18.0% for the nine months ended September 30, 2000 and 2001, respectively. In general, the increase in the selling and administrative percentage reflects the fixed costs included in selling and administrative expenses, which are not affected by changes in sales volumes. Some of the 2001 actual decreases in selling and administrative expense dollars, however, reflect savings from efficiencies obtained in our distribution center this year.

     The decrease in interest expense in the third quarter and for the nine months ended September 30, 2001 compared with the same period in 2000 is due to lower average short-term borrowings and lower interest rates in 2001.

     For the nine months ended September 30, 2001, other income and expense includes a $504,000 gain on the sale of other investments recorded in the first quarter.

     The effective tax rate was consistent between the third quarter of 2000 and 2001 at 35%. For the nine months ended September 30, 2001, the effective tax rate was 35% as compared with 36% for the same period in 2000.





                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 6.  Exhibits and Reports on Form 8-K

       None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    WEYCO GROUP, INC.




    November 9, 2001                                /s/ John Wittkowske
---------------------------                         ------------------------
               Date                                 John Wittkowske
                                                    Vice President-Finance
                                                    Chief Financial Officer