Form 10-K405
period 2001-12-31
WEYCO GROUP INC
filed 2002-03-25
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended          December 31, 2001     .
                          -------------------------------
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from ..................  to ..............................
Commission file number        0-9068


                                Weyco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Wisconsin               39-0702200
--------------------------------------------------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)       Identification No.)

         333 W. Estabrook Boulevard, P. O. Box 1188, Milwaukee, WI 53201
--------------------------------------------------------------------------------
   (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, include area code (414) 908-1600 Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange on
               Title of each class                      which registered
                      None
--------------------------------------      ------------------------------------
--------------------------------------      ------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock - $1.00 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K. (X)

As of March 4, 2002, there were outstanding 2,835,264 shares of Common Stock and 908,554 shares of Class B Common Stock. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $60,015,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Parts II and IV of this report.

Portions of the Corporation's Proxy Statement, dated March 25, 2002, prepared for the Annual Meeting of Shareholders scheduled for April 23, 2002, are incorporated by reference in Part III of this report.

Exhibit Index Pages 9-10

                                     PART I

Item 1. Business

     The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

     The Company and its subsidiaries engage in one line of business, the manufacture, purchase and distribution of men's footwear. The Company does not sell women's or children's shoes because these markets differ significantly from the men's market. The principal brands of shoes sold are "Nunn Bush," `Nunn Bush NXXT," "Brass Boot," "Stacy Adams," and "SAO by Stacy Adams." Trademarks maintained by the Company on these names are important to the business. The Company's products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions. The Company's footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily produced or purchased to meet the needs and desires of the American male population.

     The Company assembles footwear at one manufacturing plant in Wisconsin. Shoe components, referred to as "uppers," are purchased from outside sources, generally foreign, and turned into complete shoes by attaching the sole, either leather or man-made, applying appropriate "finishes" and packing the shoes into individual cartons, ready for sale. The Company purchases raw materials and shoe components from many suppliers and is not dependent on any one of them. The supply of these items is generally plentiful and there are no long-term purchase commitments. Over the past five years, production at the Company's plant has accounted for approximately 6% of the value of the Company's wholesale footwear sales.

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

     The Company's business is separated into two divisions - wholesale and retail. Wholesale sales constituted approximately 96% of total sales in 2001 and 2000 and 95% in 1999. At wholesale, shoes are marketed nationwide through more than 8,000 shoe, clothing and department stores. Sales are to unaffiliated customers, primarily in North America. Sales to the Company's largest customer, Brown Shoe Group, were 10%, 10% and 12% of total sales for 2001, 2000 and 1999, respectively. There are no other individually significant customers. The Company employs traveling salesmen who sell the Company's products to the retail outlets. Shoes are shipped to these retailers primarily from a warehouse maintained in Glendale, Wisconsin. Although there is no clearly identifiable seasonality in the men's footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with the industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.

     Retail sales constituted approximately 4% of total sales in 2001 and 2000 and 5% of total sales in 1999. In the retail division, there are currently seven company-operated stores in principal cities of the United States. The decrease in retail sales in recent years is a result of the Company closing retail units. Two stores were closed in January 2002, no stores were closed in 2001, two in 2000 and none in 1999. These stores were closed primarily due to unprofitable operations or unattractive lease renewal terms. Management intends to continue to closely monitor retail operations and may close other retail units in the future if they are deemed unprofitable. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company's brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

     As of December 31, 2001, the Company employed approximately 295 persons. Of those 295 employees, approximately 74 were members of the United Food and Commercial Works Local 651 Union. The Company ratified a new contract with the Union during 1997, which will expire in March 2003. Future wage and benefit increases under the contract are not expected to have a significant impact on the future operations or financial position of the Company.

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

     In addition to the above-described manufacturing and warehouse facilities, the Company operates seven retail stores throughout the United States under various rental agreements. See Note 11 to Consolidated Financial Statements and
Item 1. Business above.

Item 3. Legal Proceedings

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Executive Officers of the Registrant

                                                                            Served
             Officer                     Age            Office(s)            Since               Business Experience
----------------------------             ---        ----------------------  -------       --------------------------------
Thomas W. Florsheim, Jr.                 44         President and Chief        1995       President and Chief Executive Officer
                                                    Executive Officer                     of the Company - 1999 to present;
                                                                                          President and Chief Operating Officer
                                                                                          of the Company - 1996 to 1999; Vice
                                                                                          President of the Company - 1988 to 1995

John W. Florsheim                        38         Executive Vice President,   1995      Executive Vice President, Chief
                                                    Chief Operating Officer               Operating Officer and Assistant
                                                    and Assistant Secretary               Secretary of the Company - 1999 to
                                                                                          present; Executive Vice President
                                                                                          of the Company - 1996 to 1999;
                                                                                          Vice President of the Company -
                                                                                          1994 to 1996; Brand Manager,
                                                                                          M & M/Mars, Inc. - 1990 to 1994

David N. Couper                          53         Vice President              1981      Vice President of the Company -
                                                                                          1981 to present
James F. Gorman                          58         Vice President              1975      Vice President of the Company -
                                                                                          1975 to present
Peter S. Grossman                        58         Vice President              1971      Vice President of the Company -
                                                                                          1971 to present
John F. Wittkowske                       42         Vice President, Chief       1993      Vice President, Chief Financial Officer
                                                    Financial Officer and                 and Secretary of the Company - 1995
                                                    Secretary                             to present; Secretary/Treasurer of the
                                                                                          Company - 1993 to 1995; Audit Manager,
                                                                                          Arthur Andersen LLP, Independent Public
                                                                                          Accountants - 1986 to 1993

Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman of the Board Thomas W. Florsheim is their father.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     Information required by this Item is set forth on pages 5, 18 and 21 of the Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 6. Selected Financial Data

     Information required by this Item is set forth on page 5 of the Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information required by this Item is set forth on pages 6 through 8 of the Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     Information required by this Item is set forth on page 8 of the Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     Information required by this Item is set forth on pages 9 through 19 of the Annual Report to Shareholders for the year ended December 31, 2001, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this Item is set forth on pages 1 through 4 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, and is incorporated herein by reference.

Item 11. Executive Compensation

     Information required by this Item is set forth on pages 6 through 8 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners of Management

     Information required by this Item is set forth on pages 1 and 2 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required by this Item is set forth on pages 8 and 9 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)     The following documents are filed as a part of this report:

                                                                         Page Reference
                                                                              to
                                                                          Annual Report
                                                                         --------------
    1.    Financial Statements -

             Consolidated Statements of Earnings
                 for the years ended December 31,
                 2001, 2000 and 1999                                              9

             Consolidated Balance Sheets -
                 December 31, 2001 and 2000                                 10 - 11

             Consolidated Statements of Shareholders'
                 Investment for the years ended
                 December 31, 2001, 2000 and 1999                                12

             Consolidated Statements of Cash Flows
                 for the years ended December 31,
                 2001, 2000 and 1999                                             13

             Notes to Consolidated Financial
                 Statements - December 31, 2001, 2000
                 and 1999                                                   14 - 19

             Report of Independent Public Accountants                            20

Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K (Continued)

                                                                        Page Reference
                                                                             to
                                                                         Form 10-K
                                                                        --------------

    2.    Financial Statement Schedules for the
              years ended December 31, 2001,
              2000 and 1999 -

             Schedule II - Valuation and Qualifying Accounts                11

           All other schedules have been omitted because of the absence of the conditions under which they are required.

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Weyco Group, Inc.'s Annual Report to Shareholders included and incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 2002, except for Note 15, as to which the date is March 3, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index at item 14(a)(2) is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 14, 2002.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

         3. Exhibits

                                                                     Incorporated Herein
Exhibit                       Description                              By Reference To
-------        -----------------------------------                   -------------------
    2.1        Asset Purchase Agreement, Florsheim
                  Group, Inc., dated March 3, 2002

    3.1        Articles of Incorporation as Restated                 Exhibit 3.1 to Form 10-K
                  August 29, 1961, and Last Amended                    for Year Ended
                  April 25, 1990                                       December 31, 1990

    3.2        Bylaws as Revised January 21, 1991
                  and Last Amended January 28, 2002

   10.1*       Consulting Agreement - Thomas W.
                  Florsheim, dated December 28, 2000

   10.2*       Employment Agreement - Thomas W.                      Exhibit 10.2 to Form 10-K
                 Florsheim, Jr., dated January 1, 1997,                for Year Ended
                 as amended January 1, 1999                            December 31, 1996, and
                                                                       Amendment No. 1 filed as
                                                                       Exhibit 10.2 to Form 10-K
                                                                       for Year Ended December
                                                                       31, 1998

   10.3*       Employment Agreement - John W.                        Exhibit 10.3 to Form 10-K
                 Florsheim, dated January 1, 1997,                     for Year Ended
                 as amended January 1, 1999                            December 31, 1996, and
                                                                       Amendment No. 1 filed as
                                                                       Exhibit 10.3 to Form 10-K
                                                                       for Year  Ended December
                                                                       31, 1998

   10.4*       Restated and Amended Deferred                         Exhibit 10.3 to Form 10-K
                  Compensation Agreement - Thomas W.                   for Year Ended
                  Florsheim, dated December 1, 1995                    December 31, 1995

   10.5*       Restated and Amended Deferred                         Exhibit 10.4 to Form 10-K
                  Compensation Agreement - Robert                      for Year Ended
                  Feitler, dated December 1, 1995                      December 31, 1995

   10.6*       Excess Benefits Plan - Restated Effective             Exhibit 10.6 to Form 10-K
                  as of January 1, 1989                                for Year Ended
                                                                       December 31, 1991

   10.7*       Pension Plan - Amended and Restated                   Exhibit 10.7 to Form 10-K
                  Effective January 1, 1989                            for Year Ended
                                                                       December 31, 1991

   10.8*       Deferred Compensation Plan - Effective                Exhibit 10.8 to Form 10-K
                  as of January 1, 1989                                for Year Ended
                                                                       December 31, 1991

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

         3.   Exhibits (Continued)


                                                                     Incorporated Herein
Exhibit                       Description                              By Reference To
-------        -----------------------------------                   -------------------

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

   10.14*        Change of Control Agreement                         Exhibit 10.14 to Form
                   John Wittkowske, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997


   10.15*        Change of Control Agreement                         Exhibit 10.15 to Form
                   Peter S. Grossman, dated                           10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   10.16*        Change of Control Agreement                         Exhibit 10.16 to Form
                   James F. Gorman, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   10.17*        Change of Control Agreement                         Exhibit 10.17 to Form
                   David N. Couper, dated                             10-K for Year Ended
                   January 26, 1998                                   December 31, 1997

   13            Annual Report to Shareholders

   21            Subsidiaries of the Registrant

   23.1          Consent of Independent Public
                    Accountants Dated March 19, 2002

                 *Management contract or compensatory plan
                     or arrangement



(b)  Reports on Form 8-K

      None

                                                                     SCHEDULE II



                                WEYCO GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                  Deducted from Assets
                                                 ----------------------------------------------------------
                                                 Doubtful           Cash        Returns and
                                                 Accounts         Discounts      Allowances       Total
                                                 --------         ---------     -----------       -----
BALANCE, DECEMBER 31, 1998                       $1,500,000        $52,000       $1,080,000      $2,632,000
     Add - Additions charged to
                earnings                            391,149        495,918        3,521,913       4,408,980
     Deduct - Charges for purposes for
                   which reserves were
                   established                     (241,149)      (492,918)      (3,521,913)     (4,255,980)
                                                 ----------        -------       ----------      ----------
BALANCE, DECEMBER 31, 1999                       $1,650,000        $55,000       $1,080,000      $2,785,000
     Add - Additions charged to
                earnings                            210,328        464,760        7,079,046       7,754,134
     Deduct - Charges for purposes for
                   which reserves were
                   established                     (210,328)      (450,760)      (7,079,046)     (7,740,134)
                                                 ----------        -------       ----------      ----------
BALANCE, DECEMBER 31, 2000                       $1,650,000        $69,000       $1,080,000      $2,799,000
     Add - Additions charged to
                earnings                            460,972        208,885        6,445,176       7,115,033
     Deduct - Charges for purposes for
                   which reserves were
                   established                     (310,972)      (208,885)      (6,445,176)     (6,965,033)
                                                 ----------      ---------       ----------      ----------
BALANCE, DECEMBER 31, 2001                       $1,800,000        $69,000       $1,080,000      $2,949,000
                                                 ==========      =========       ==========      ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
             (Registrant)
By /s/ John Wittkowske                                            March 25, 2002
  ---------------------------------------------------------    -----------------
  John Wittkowske, Vice President - Chief Financial Officer

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

                      Signatures and Titles                                          Date
/s/ Thomas W.Florsheim                                                            March 25, 2002
--------------------------------------------                                  ---------------------
 Thomas W. Florsheim, Chairman of the Board

/s/ Thomas W. Florsheim, Jr.                                                      March 25, 2002
--------------------------------------------                                  ---------------------
 Thomas W. Florsheim, Jr., President and Chief
    Executive Officer and Director

/s/ John W. Florsheim                                                             March 25, 2002
--------------------------------------------                                  ---------------------
 John W. Florsheim, Executive Vice President
    and Chief Operating Officer and Director

/s/ John Wittkowske                                                               March 25, 2002
--------------------------------------------                                  ---------------------
 John Wittkowske, Vice President-Finance
  (Principal Accounting Officer)

/s/ Virgis W. Colbert                                                             March 25, 2002
--------------------------------------------                                  ---------------------
 Virgis W. Colbert, Director

/s/ Robert Feitler                                                                March 25, 2002
--------------------------------------------                                  ---------------------
 Robert Feitler, Director

/s/ Leonard J. Goldstein                                                          March 25, 2002
--------------------------------------------                                  ---------------------
 Leonard J. Goldstein, Director

/s/ Frederick P. Stratton, Jr.                                                    March 25, 2002
--------------------------------------------                                  ---------------------
 Frederick P. Stratton, Jr., Director