Form 10-Q
period 2002-03-31
WEYCO GROUP INC
filed 2002-05-15
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2002
                              ---------------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                        39-0702200
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                           333 W. Estabrook Boulevard
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes     X                         No
     -------                         ------

As of May 6, 2002 the following shares were outstanding:

          Common Stock, $1.00 par value                      2,850,317    Shares
          Class B Common Stock, $1.00 par value                908,251    Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                     March 31       December 31
                                                                       2002             2001
                                                                   -----------      -----------
 CURRENT ASSETS:
     Cash and cash equivalents                                     $15,239,390      $16,850,998
     Marketable securities                                           2,968,490        3,266,846
     Accounts receivable, net                                       26,872,372       20,867,106
     Inventories -
        Finished shoes                                               6,760,976       17,006,221
        Shoes in process                                                69,910          162,833
        Raw materials and supplies                                     196,279          332,602
                                                                   -----------      -----------
                       Total inventories                             7,027,165       17,501,656
     Deferred income tax benefits                                    2,899,000        3,068,000
     Prepaid expenses and other current assets                         242,480          165,531
                                                                   -----------      -----------
 Total current assets                                               55,248,897       61,720,137
MARKETABLE SECURITIES                                               12,180,199       10,753,542
OTHER ASSETS                                                        10,329,380       10,143,249
PLANT AND EQUIPMENT                                                 22,275,383       22,597,871
  Less - Accumulated depreciation                                    7,279,184        7,260,488
                                                                   -----------      -----------
                                                                    14,996,199       15,337,383
                                                                   -----------      -----------
                                                                   $92,754,675      $97,954,311
                                                                   ===========      ===========

                       LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                         $ 2,700,000      $ 7,509,904
     Accounts payable                                                3,818,154        5,317,817
     Dividend payable                                                  449,532          451,598
     Accrued liabilities                                             5,080,042        6,021,238
     Accrued income taxes                                            1,892,286        1,609,991
                                                                   -----------      -----------
                            Total current liabilities               13,940,014       20,910,548
DEFERRED INCOME TAX LIABILITIES                                      3,476,000        3,452,000
SHAREHOLDERS' INVESTMENT:
     Common stock                                                    3,746,318        3,748,818
     Other shareholders' investment                                 71,592,343       69,842,945
                                                                   -----------      -----------
                                                                   $92,754,675      $97,954,311
                                                                   ===========      ===========

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                                      2002               2001
                                                  ------------       ------------
NET SALES                                         $ 35,722,349       $ 35,358,258

COST OF SALES                                       26,245,278         26,157,909
                                                  ------------       ------------
               Gross earnings                        9,477,071          9,200,349

SELLING AND ADMINISTRATIVE EXPENSES                  6,187,136          6,313,580
                                                  ------------       ------------
               Earnings from operations              3,289,935          2,886,769

INTEREST INCOME                                        266,803            283,666

INTEREST EXPENSE                                       (16,356)           (83,958)

OTHER INCOME AND EXPENSE                               (17,350)           504,427
                                                  ------------       ------------
               Earnings before provision for
                    income taxes                     3,523,032          3,590,904

PROVISION FOR INCOME TAXES                           1,250,000          1,250,000
                                                  ------------       ------------
               Net earnings                       $  2,273,032       $  2,340,904
                                                  ============       ============


WEIGHTED AVERAGE SHARES
     OUTSTANDING (Note 3)
          Basic                                      3,748,006          3,953,276
          Diluted                                    3,797,013          3,981,082

EARNINGS PER SHARE (Note 3)
          Basic                                   $        .61       $        .59
                                                  ============       ============
          Diluted                                 $        .60       $        .59
                                                  ============       ============

          Cash dividends                          $        .12       $        .11
                                                  ============       ============

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001




                                                       2002               2001
                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash used for operating activities        $  4,921,608       $   (425,924)
                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities               (2,304,235)                --
     Proceeds from maturities of
          marketable securities                       1,175,934            612,999
     Proceeds from sales of other investments                --            603,807
     Purchase of plant and equipment                    (68,877)          (408,058)
                                                   ------------       ------------
     Net cash (used for) provided by
          investing activities                       (1,197,178)           808,748
                                                   ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                               (449,258)          (434,128)
     Shares purchased and retired                      (195,500)          (712,507)
     Proceeds from stock options exercised              118,624             40,750
     Short-term borrowings                           (4,809,904)         1,106,052
                                                   ------------       ------------
          Net cash (used for) provided by
               financing activities                  (5,336,038)               167
                                                   ------------       ------------

          Net (decrease) increase in cash
              and cash equivalents                   (1,611,608)           382,991

CASH AND CASH EQUIVALENTS at beginning
     of period                                       16,850,998          3,519,190
                                                   ------------       ------------
CASH AND CASH EQUIVALENTS at end
     of period                                     $ 15,239,390       $  3,902,181
                                                   ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                             $    712,782       $     44,200
                                                   ============       ============
     Interest paid                                 $     16,497       $    104,563
                                                   ============       ============



NOTES:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of results for the full year.

(2) In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The adoption of these statements in the first quarter of 2002 did not impact the Company's results of operations or financial position because there are no goodwill or intangible assets recorded on the Company's Consolidated Balance Sheets.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002 did not have an impact on the Company's financial position or results of operations.

(3) The following table sets forth the computation of net earnings per share and diluted net earnings per share:


                                                                March 31, 2002  March 31, 2001
                                                                --------------  --------------
Numerator:
   Net Earnings ................................................. $2,273,032      $2,340,904
                                                                  ==========      ==========
 Denominator:
   Basic weighted average shares ................................  3,748,006       3,953,276
   Effect of dilutive securities:
     Employee stock options .....................................     49,007          27,806
                                                                  ----------      ----------
   Diluted weighted average shares ..............................  3,797,013       3,981,082
                                                                  ==========      ==========
Basic earnings per share ........................................ $      .61      $      .59
                                                                  ==========      ==========
Diluted earnings per share ...................................... $      .60      $      .59
                                                                  ==========      ==========



(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for March 31, 2002 and 2001 is:

                                    Wholesale
                                   Distribution       Retail            Total
                                  --------------  ---------------   ------------
MARCH 31, 2002
Net Sales .....................     $34,634,000     $ 1,088,000      $35,722,000
Earnings from operations .......      3,348,000         (58,000)       3,290,000

MARCH 31, 2001
Net Sales .....................     $34,099,000     $ 1,259,000      $35,358,000
Earnings from operations ......       2,913,000         (26,000)       2,887,000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $30,388,000 at March 31, 2002, compared with $30,871,000 at December 31, 2001. The Company issues commercial paper with 30 to 90 day maturities. Lines of credit totaling $15 million back commercial paper issuances and provide funds on a short-term basis when necessary. At March 31, 2002, $2,700,000 of commercial paper was outstanding, and there were no draws on the lines of credit.

     Cash flows from operations were $5.3 million higher in the first quarter of 2002 than in the same period of 2001. The increase in cash flows from operations was primarily due to the decrease in inventories between December 31, 2001 and March 31, 2002, partially offset by the decrease in accounts payable between periods.

     Cash flows from investing activities for the first quarter of 2002 include $2.3 million of purchases of marketable securities. Cash flows from investing activities for the first quarter of 2001 included $604,000 of proceeds from the sale of investments. These investments were sold for $604,000 at a gain of $504,000, which was included in other income on the Consolidated Condensed Statements of Earnings.

     Cash flows from financing activities for the first quarter of 2002 decreased relative to 2001 due to reductions in short-term borrowings this quarter.

     The Company's capital expenditures were $69,000 and $408,000 for the first quarter of 2002 and 2001, respectively. In 2001, capital expenditures were primarily related to the remodeling of two retail stores.

     During the first quarter of 2002, the Company purchased 5,000 shares of its common stock at a total cost of $126,750 under its stock repurchase program, and 2,500 shares at a total cost of $68,750 in private transactions. During the first quarter of 2001, the Company did not purchase any shares of its common stock under its stock repurchase program, but did purchase 29,232 shares at a total cost of $713,000 in private transactions.

     On May 10, 2002 the U S Bankruptcy Court for the Northern District of Illinois approved the purchase of Florsheim Group Inc's domestic wholesale business and certain retail stores by the Company. The purchase price is approximately $45 million in cash (subject to certain adjustments) and the assumption of certain trade and lease liabilities. The Company anticipates closing the transaction in the second quarter 2002. The Company has secured a $70,000,000 revolving credit facility with a group of four banks and will finance the acquisition with that facility along with available cash. The Company also intends to sign agreements to purchase certain Florsheim foreign subsidiaries prior to the closing date for approximately $1.1 million.

     The Company believes that available cash and marketable securities, cash provided from operations and available borrowing facilities will provide adequate support for the cash needs of the business.

Results of Operations

     Overall net sales increased 1%, from $35,358,000 for the first quarter of 2001 to $35,722,000 for the first quarter of 2002. This increase was the result of a 1.6% increase in wholesale net sales, up from $34,099,000 for the first quarter of 2001 to $34,634,000 in the first quarter of 2002, and a 13.5% decrease in retail net sales, down from $1,259,000 for the first quarter of 2001 to $1,089,000 in the first quarter of 2002. The increase in wholesale sales was driven by an increase in pairs shipped. The decrease in retail net sales is due to the closing of two retail stores in January 2002.

     Gross earnings as a percent of net sales for the first quarter increased from 26.0% in 2001 to 26.5% in 2002. This increase results mainly from the increase in gross earnings as a percent of net sales for the wholesale division, which increased from 25.0% in 2001 to 25.7% in 2002. The increase in wholesale gross earnings as a percent of net sales between 2001 and 2002 is primarily attributable to differences in the mix of products sold between periods.

     Selling and administrative expenses as a percent of net sales decreased from 17.9% for the first quarter of 2001 to 17.3% for the same period in 2002. This is primarily the result of the decrease in wholesale selling and administrative expenses as a percent of wholesale net sales from 16.5% in the first quarter of 2001 to 16.1% in the first quarter of 2002. In general, the decrease in selling and administrative expenses in relation to the change in net sales reflects the fixed costs included in selling and administrative expenses, which are not affected by changes in sales volumes.

     The decrease in interest expense in the first quarter of 2002 compared to the first quarter of 2001 is due to lower short-term borrowings and lower interest rates in 2002.

     In the first quarter of 2001, other income and expense includes a $504,000 gain on the sale of investments.

     The effective tax rate was 35% in the first quarter of 2001 and 2002.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held April 23, 2002 to elect three members to the Board of Directors.

     Thomas W. Florsheim, Jr. and Robert Feitler were nominated for election to the Board of Directors for terms of three years, and Mr. Leonard J. Goldstein was nominated for election to the Board for a two year term. A total of 3,212,065 votes were cast for the nominees, with 60,354 votes withheld for Mr. Florsheim, 3,900 votes withheld for Mr. Feitler, and 5,700 votes withheld for Mr. Goldstein.

Item 6.  Exhibits and Reports on Form 8-K

     None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WEYCO GROUP, INC.



        May 15, 2002               /s/ John Wittkowske
------------------------------     ------------------------------------------
            Date                   John Wittkowske
                                   Vice President-Finance
                                   Chief Financial Officer