Form 10-Q
period 2002-06-30
WEYCO GROUP INC
filed 2002-08-14
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002
                              -----------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    ---------------------

Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.

             (Exact name of registrant as specified in its charter)

          WISCONSIN                                         39-0702200
--------------------------------------          --------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                          333 West Estabrook Boulevard
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
                           --------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 908-1600
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                   No
     -------                   ------

As of August 8, 2002 the following shares were outstanding:

     Common Stock, $1.00 par value                     2,852,317  Shares
     Class B Common Stock, $1.00 par value              908,251   Shares

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The Consolidated Condensed Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                  June 30        December 31
                                                              2002 (Unaudited)       2001
                                                              ----------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                                  $ 13,648,676     $ 16,850,998
     Marketable securities                                         2,755,000        3,266,846
     Accounts receivable, net                                     30,343,909       20,867,106
     Inventories -
        Finished shoes                                            49,380,360       17,006,221
        Shoes in process                                             214,213          162,833
        Raw materials and supplies                                   586,212          332,602
                                                                ------------     ------------
                       Total inventories                          50,180,785       17,501,656
     Deferred income tax benefits                                  4,025,000        3,068,000
     Prepaid expenses and other current assets                       310,972          165,531
                                                                ------------     ------------
 Total current assets                                            101,264,342       61,720,137
MARKETABLE SECURITIES                                             10,611,334       10,753,542
OTHER ASSETS                                                      10,826,178       10,143,249
PLANT AND EQUIPMENT                                               30,223,595       22,597,871
  Less - Accumulated depreciation                                  7,739,798        7,260,488
                                                                ------------     ------------
                    PLANT AND EQUIPMENT, NET                      22,483,797       15,337,383

TRADEMARK                                                         10,175,618               --
                                                                ------------     ------------
                                                                $155,361,269     $ 97,954,311
                                                                ============     ============

                     LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-term borrowings                                      $         --     $  7,509,904
     Accounts payable                                             14,255,051        5,317,817
     Dividend payable                                                488,614          451,598
     Accrued liabilities                                           6,669,496        6,021,238
     Accrued income taxes                                          1,797,068        1,609,991
                                                                ------------     ------------
                 Total current liabilities                        23,210,229       20,910,548
DEFERRED INCOME TAX LIABILITIES                                    3,499,000        3,452,000
LONG-TERM DEBT                                                    51,877,130               --
SHAREHOLDERS' INVESTMENT:
     Common stock                                                  3,759,568        3,748,818
     Other shareholders' investment                               73,015,342       69,842,945
                                                                ------------     ------------
                                                                $155,361,269     $ 97,954,311
                                                                ============     ============

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)



                                                 Three Months ended June 30      Six Months ended June 30
                                              ------------------------------   ----------------------------
                                                   2002           2001             2002            2001
                                              -------------    -------------   ------------    ------------
NET SALES                                      $ 32,532,514    $ 31,541,688    $ 68,254,863    $ 66,899,946

COST OF SALES                                    22,444,040      23,243,013      48,689,318      49,400,922
                                               ------------    ------------    ------------    ------------
               Gross earnings                    10,088,474       8,298,675      19,565,545      17,499,024

SELLING AND ADMINISTRATIVE EXPENSES               7,506,185       5,980,065      13,693,321      12,293,645
                                               ------------    ------------    ------------    ------------
               Earnings from operations           2,582,289       2,318,610       5,872,224       5,205,379

INTEREST INCOME                                     216,403         266,719         483,206         550,385
INTEREST EXPENSE                                   (249,996)        (82,838)       (266,352)       (166,796)
OTHER INCOME AND EXPENSE, net                           292             (70)        (17,058)        504,357
                                               ------------    ------------    ------------    ------------
               Earnings before provision for
                    income taxes                  2,548,988       2,502,421       6,072,020       6,093,325

PROVISION FOR INCOME TAXES                          900,000         875,000       2,150,000       2,125,000
                                               ------------    ------------    ------------    ------------

               Net earnings                    $  1,648,988    $  1,627,421    $  3,922,020    $  3,968,325
                                               ============    ============    ============    ============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Note 5)
          Basic                                   3,758,318       3,840,493       3,752,818       3,889,780
          Diluted                                 3,840,569       3,866,414       3,820,698       3,916,611
EARNINGS PER SHARE (Note 5):
          Basic                                       $ .44           $ .42         $  1.05         $  1.02
                                                      =====           =====         =======         =======
          Diluted                                     $ .43           $ .42         $  1.03         $  1.01
                                                      =====           =====         =======         =======
CASH DIVIDENDS PER SHARE                              $ .13           $ .12           $ .25           $ .23
                                                      =====           =====           =====           =====



The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)




                                                              2002             2001
                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities        $  6,666,688    $  2,352,684
                                                           ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Florsheim business                      (47,467,870)             --
     Purchase of marketable securities                       (5,504,235)             --
     Proceeds from maturities of marketable securities        6,158,289       2,648,615
     Proceeds from sales of other investments                        --         603,807
     Purchase of plant and equipment                         (6,338,547)       (584,296)
                                                           ------------    ------------
        Net cash (used for) provided by investing
          activities                                        (53,152,363)      2,668,126
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                       (937,872)       (890,142)
     Shares purchased and retired                              (195,500)     (4,279,897)
     Proceeds from stock options exercised                      394,499          61,125
     Proceeds from revolving line of credit                  49,177,130              --
     Debt issuance costs                                       (345,000)             --
     Short-term borrowings (repayments)                      (4,809,904)      1,442,819
                                                           ------------    ------------
     Net cash provided by (used for) financing activities    43,283,353      (3,666,095)
                                                           ------------    ------------


          Net (decrease) increase in cash and
               cash equivalents                              (3,202,322)      1,354,715

CASH AND CASH EQUIVALENTS at beginning
     of period                                               16,850,998       3,519,190
                                                           ------------    ------------
CASH AND CASH EQUIVALENTS at end
     of period                                             $ 13,648,676    $  4,873,905
                                                           ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                     $  2,703,007    $  1,721,415
                                                           ============    ============
     Interest paid                                         $    115,882    $    206,700
                                                           ============    ============


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 2002, are not necessarily indicative of results for the full year.

(2)    Acquisition

       On May 20, 2002, the Company acquired from Florsheim Group, Inc. and its subsidiaries (collectively, "Florsheim"), certain assets of Florsheim's U.S. wholesale business, including its accounts receivable, trademarks, and other information assets, wholesale inventory (with specified exceptions) and other specified assets, as well as the leaseholds and associated assets for 23 retail and outlet shoe stores (collectively, the "Acquired Business").

       Florsheim has been an international distributor of men's dress and casual footwear. As a result of the acquisition, the Company has acquired a leading brand name in the men's footwear industry with worldwide name recognition. Weyco believes that the brand will complement the Company's current brands, and will enhance the Company's position as a leading distributor of men's casual and dress footwear. The Company also expects to achieve certain economies of scale.

       The total price of the Acquired Business was $47.5 million, including $1.5 million of acquisition costs. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon their estimated fair values. The results of operations of the Acquired Business have been included in the Consolidated Condensed Financial Statements since the date of acquisition. Final adjustments to the purchase price allocation are not expected to be material to the Consolidated Condensed Financial Statements.

       In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the acquired Florsheim trademark of $10.2 million is not being amortized, as it has an indefinite life. The Company will complete the required impairment test for this trademark by the end of 2002.

       As part of the asset purchase agreement, the Company also agreed to purchase certain assets of Florsheim Europe and Florsheim France, two wholly-owned subsidiaries of Florsheim. The acquisition of Florsheim Europe closed on July 1, 2002 for approximately $400,000 plus the assumption of operating liabilities. The acquisition of Florsheim France closed on July 27, 2002, for approximately $10,000 plus the assumption of certain operating liabilities. The results of operations for Florsheim Europe and Florsheim France have not yet been included in the Company's Consolidated Condensed Financial Statements since the acquisitions occurred after June 30, 2002.

       The following table sets forth the unaudited proforma information for the Company as if the acquisitions of the Acquired Business, Florsheim Europe and Florsheim France had occurred as of the beginning of each respective period (in thousands, except per share data):







                                      Three Months ended June 30     Six Months ended June 30
                                      --------------------------     -------------------------
                                          2002         2001             2002           2001
                                      -----------   ------------     -----------   -----------
          Net Sales                    $   45,278   $   53,404       $   101,455   $   116,376
          Net Earnings                 $    2,753   $      804       $     5,793   $     3,424

          Basic Earnings Per Share     $      .73   $      .21       $      1.54   $       .88
          Diluted Earnings Per Share   $      .72   $      .21       $      1.52   $       .87



 (3)   Long Term Debt

       On May 17, 2002, the Company entered into a 2-year $60 million unsecured Revolving Line of Credit (the "Line of Credit") with a group of banks. On May 20, 2002, the Company borrowed $49.2 million under the Line of Credit to fund the acquisition of the Acquired Business and future capital needs. The Line of Credit allows for the issuance of up to $20 million in non-rated commercial paper at market interest rates and additional bank borrowings at an interest rate of LIBOR plus from 150 to 250 basis points. The average interest rate for the borrowings for the quarter was 3.23% and the initial borrowing remains outstanding at June 30, 2002. The Company incurred $345,000 of debt issuance costs related to this new Line of Credit. These costs are included in Other Assets and are being amortized over the term of the Line of Credit. The Line of Credit requires certain financial covenants, including minimum net worth and EBITDA levels and a minimum ratio of funded debt to EBITDA. As of June 30, 2002 the Company is in compliance with all covenants.

(4) In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The adoption of these statements in the first quarter of 2002 did not impact the Company's results of operations or financial position. In the second quarter of 2002, the acquisition of the Acquired Business was recorded in accordance with these rules.

       In August 2001, the FASB issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement on January 1, 2002 did not have an impact on the Company's financial position or results of operations.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or financial position.

  (5) The following table sets forth the computation of basic and diluted earnings per share:




                                  Three Months Ended June 30       Six Months Ended June 30
                                  --------------------------       ------------------------
                                       2002        2001                2002         2001
                                    ----------   ----------         ----------   ----------
Numerator:
  Net Earnings                      $1,648,988   $1,627,421         $3,922,020   $3,968,325
                                    ==========   ==========         ==========   ==========


Denominator:
  Basic weighted average shares      3,758,318    3,840,493          3,752,818    3,889,780
  Effect of dilutive securities:
    Employee stock options              82,251       25,921             67,880       26,831
                                    ----------   ----------         ----------   ----------
  Diluted weighted average shares    3,840,569    3,866,414          3,820,698    3,916,611
                                    ==========   ==========         ==========   ==========

Basic earnings per share            $      .44   $      .42         $     1.05   $     1.02
                                    ==========   ==========         ==========   ==========

Diluted earnings per share          $      .43   $      .42         $     1.03   $     1.01
                                    ==========   ==========         ==========   ==========


(6) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for June 30, 2002 and 2001 is:



                                     Wholesale
                                    Distribution      Retail          Total
                                    ------------   -----------     -----------
THREE MONTHS ENDED JUNE 30
--------------------------
  2002
  ----
Net Sales                             $29,603,000   $ 2,930,000    $32,533,000
Earnings from operations                2,212,000       370,000      2,582,000

  2001
  ----
Net Sales                             $30,215,000   $ 1,327,000    $31,542,000
Earnings from operations                2,293,000        26,000      2,319,000

SIX MONTHS ENDED JUNE 30
------------------------
  2002
  ----
Net Sales                             $64,236,000   $ 4,019,000    $68,255,000
Earnings from operations                5,560,000       312,000      5,872,000

  2001
  ----
Net Sales                             $64,314,000   $ 2,586,000    $66,900,000
Earnings from operations                5,206,000        (1,000)     5,205,000



       As of June 30, 2002, total assets for the wholesale segment were $149,746,000 and total assets for the retail segment were $5,615,000. As of December 31, 2001, total assets for the wholesale segment were $96,139,000 and total assets for the retail segment were $1,815,000.


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Acquisition

On May 20, 2002 the Company acquired certain assets of the Acquired Business. See Note 2 to the Consolidated Condensed Financial Statements for additional information on the acquisition.

Liquidity

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $16,404,000 at June 30, 2002, compared with $20,118,000 at December 31, 2001.

Cash flows from operating activities were $6,667,0000 for the six months ended June 30, 2002, as compared to $2,353,000 for the six months ended June 30, 2001. The increase in cash flows from operations is due primarily to collections of accounts receivable and changes in inventory balances. The increase in inventory and accounts payable balances between December 31, 2001 and June 30, 2002 are primarily the result of the acquisition of the Acquired Business and subsequent related activity.

The use of cash from investing activities in 2002 reflects the acquisition of the Acquired Business, as well as the purchase of a new $6 million warehouse facility, which is adjacent to the Company's current distribution center.

Cash flows from financing activities to date in 2002 reflect the borrowings made under the Line of Credit in 2002 to fund the acquisition and related capital purchases. See note 3 for additional information regarding the Company's long term debt.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business.

Results of Operations

Overall net sales increased 3%, from $31,542,000 for the second quarter of 2001 to $32,533,000 for the second quarter of 2002. The increase resulted from a increase in retail net sales, offset by a slight decrease in wholesale net sales. Retail net sales for the quarter ended June 30, 2002 were $2,930,000 as compared with $1,327,000 in 2001. Wholesale net sales for the current quarter were $29,603,000 as compared with $30,215,000 for the same period in 2001.

For the six months ended June 30, net sales increased 2%, from $66,900,000 in 2001 to $68,255,000 in 2002. Retail net sales for the six months ended June 30, 2002 were $4,019,000 as compared with $2,586,000 for the same period in 2001. Wholesale sales were flat, at $64,236,000 for the six months ended June 30, 2002 as compared to $64,314,000 for the same period in 2001.

Net sales for the second quarter relating to the Acquired Business' wholesale and retail operations were $3,600,000. The increase in retail net sales for both the second quarter and for the year was due to the additional twenty-three stores acquired from Florsheim. Wholesale shipments of Florsheim product did not start until June 10, 2002, as the Company moved all the Florsheim inventory from Florsheim's warehouse in Jefferson City, Missouri to its distribution center in Glendale, Wisconsin. Second quarter wholesale net sales, therefore, included only three weeks of actual shipments of Florsheim product. Shipments of the Company's other brands were not affected by this move, however, wholesale shipments have been down in 2002 due to a difficult retail environment.

Gross earnings as a percent of net sales for the second quarter increased from 26.3% in 2001 to 31.0% in 2002. Gross earnings as a percent of net sales for the six months ended June 30 increased from 26.2% in 2001 to 28.7% in 2002. The increases in gross earnings as a percent of net sales for the quarter and six months ended June 2002 result primarily from the increases in wholesale gross margins as a percent of net sales, but are also due to the increase in retail net sales relative to overall net sales, as the retail business earns higher gross margin than the wholesale business. Wholesale gross earnings as a percent of net sales increased from 25.1% for the second quarter of 2001 to 28.1% for the second quarter of 2002, and from 25.1% for the six months ended June 30, 2001 to 26.8% for the same period of 2002. Increases in wholesale gross earnings as a percent of net sales from 2001 to 2002 are primarily attributable to changes in the mix of product sold.

Selling and administrative expenses as a percent of net sales increased from 19.0% for the second quarter of 2001 to 23.1% for the second quarter of 2002. Selling and administrative expenses as a percent of net sales for the six months ended June 30 increased from 18.4% in 2001 to 20.1% in 2002. Overall, the increases in selling and administrative expenses as a percent of net sales result from the ramp up of operations in 2002 to accommodate the acquisition, but also reflect the increase in retail net sales relative to overall net sales, as the retail business inherently contributes more to selling and administrative expenses relative to net sales than wholesale business does. Wholesale selling and administrative expenses as a percent of net sales increased from 17.5% for the quarter ended June 30, 2001 to 20.6% for the quarter ended June 30, 2002, and from 17.0% for the six months ended June 30, 2001 to 18.2% for the same period in 2002.

Interest expense for the quarter ended June 30, 2002 was $250,000 as compared to $83,000 for the same period in 2001. For the six months ended June 30, 2002, interest expense was $266,000 as compared to $167,000 for the six months ended June 30, 2001. The increase in interest expense between periods was due to the borrowings under the Line of Credit in 2002 to fund the acquisition.

For the six months ended June 30, 2001, other income and expense included a $504,000 gain on the sale of other investments recorded in the first quarter.

The effective tax rate was consistent at 35% for all periods reported.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       There have been no material changes since the March 25, 2002 filing of the Company's Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 6.  Exhibits and Reports on Form 8-K

       During the quarter, the Company filed the following reports on Form 8-K:

         - Form 8-K dated May 20, 2002, filed on June 4, 2002, which reports the May 20, 2002 acquisition of certain assets of Florsheim Group, Inc.
         - Form 8-K dated June 14, 2002, filed on June 17, 2002, which reports the change of certifying accountant.
         - Form 8-K/A dated May 20, 2002, filed on August 5, 2002, which amends the Form 8-K filed on June 4, 2002 to include further information and financial statements.

       See Exhibit Index following the signature page of this report which is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WEYCO GROUP, INC.




      August 14, 2002                          /s/ John Wittkowske
-----------------------------                  -----------------------------
         Date                                  John Wittkowske
                                               Senior Vice President &
                                               Chief Financial Officer

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                              DATE OF JUNE 30, 2002




                                                            INCORPORATED
 EXHIBIT                                                      HEREIN BY       FILED
 NUMBER                 DESCRIPTION                          REFERENCE TO    HEREWITH
 -------         ---------------------------------------     ------------    --------
  99.1           Certification pursuant to 18 U.S.C.                              X
                 Section 1350, as adopted pursuant
                 to Section 906 of the Sarbanes-Oxley
                 Act of 2002, Thomas W. Florsheim, Jr.

  99.2           Certification pursuant to 18 U.S.C.                              X
                 Section 1350, as adopted pursuant
                 to Section 906 of the Sarbanes-Oxley
                 Act of 2002, John F. Wittkowske

