Form 10-Q
period 2002-09-30
WEYCO GROUP INC
filed 2002-11-14
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2002
                              -----------------------------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                     39-0702200
--------------------------------                --------------------------
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

                                 (414) 908-1600
                                ----------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                No
     -------                ------

As of November 6, 2002 the following shares were outstanding.

       Common Stock, $1.00 par value                        2,856,471  Shares
       Class B Common Stock, $1.00 par value                  906,097  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS

                                                                September 30      December 31
                                                              2002 (Unaudited)       2001
                                                              ----------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                  $  9,898,518      $ 16,850,998
     Marketable securities                                         4,905,000         3,266,846
     Accounts receivable, net                                     41,571,071        20,867,106
     Inventories -
        Finished shoes                                            44,728,151        17,006,221
        Shoes in process                                             301,367           162,833
        Raw materials and supplies                                   571,098           332,602
                                                                ------------      ------------
                Total inventories                                 45,600,616        17,501,656
     Deferred income tax benefits                                  4,244,000         3,068,000
     Prepaid expenses and other current assets                       379,977           165,531
                                                                ------------      ------------
 Total current assets                                            106,599,182        61,720,137
MARKETABLE SECURITIES                                              7,980,217        10,753,542
OTHER ASSETS                                                      10,972,191        10,143,249
PLANT AND EQUIPMENT                                               30,749,057        22,597,871
  Less - Accumulated depreciation                                  8,351,327         7,260,488
                                                                ------------      ------------
                NET PLANT AND EQUIPMENT                           22,397,730        15,337,383
TRADEMARK                                                          9,840,871                --
                                                                ------------      ------------
                                                                $157,790,191      $ 97,954,311
                                                                ============      ============


                     LIABILITIES & SHAREHOLDERS' INVESTMENT


CURRENT LIABILITIES:
     Short-term borrowings                                         $      --      $  7,509,904
     Accounts payable                                              8,562,321         5,317,817
     Dividend payable                                                489,134           451,598
     Accrued liabilities                                           7,258,111         6,021,238
     Accrued income taxes                                          3,108,766         1,609,991
                                                                ------------      ------------
                Total current liabilities                         19,418,332        20,910,548
DEFERRED INCOME TAX LIABILITIES                                    3,516,000         3,452,000
LONG-TERM DEBT                                                    53,964,000                --
SHAREHOLDERS' INVESTMENT:
     Common stock                                                  3,762,568         3,748,818
     Other shareholders' investment                               77,129,291        69,842,945
                                                                ------------      ------------
                                                                $157,790,191      $ 97,954,311
                                                                ============      ============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
          FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)



                                               Three Months ended September 30   Nine Months ended September 30
                                               -------------------------------   ------------------------------
                                                   2002             2001             2002             2001
                                               -------------    -------------    -------------    -------------
NET SALES                                      $  58,762,489    $  33,785,816    $ 127,017,352    $ 100,685,762

COST OF SALES                                     39,998,767       24,552,953       88,688,085       73,953,875
                                               -------------    -------------    -------------    -------------
               Gross earnings                     18,763,722        9,232,863       38,329,267       26,731,887

SELLING AND ADMINISTRATIVE EXPENSES               11,233,478        5,866,180       24,926,799       18,159,825
                                               -------------    -------------    -------------    -------------
               Earnings from operations            7,530,244        3,366,683       13,402,468        8,572,062

INTEREST INCOME                                      199,864          247,290          683,070          797,675
INTEREST EXPENSE                                    (545,035)         (76,984)        (811,387)        (243,780)
OTHER INCOME AND EXPENSE, net                         (2,630)         113,386          (19,688)         617,743
                                               -------------    -------------    -------------    -------------
               Earnings before provision for
                    income taxes                   7,182,443        3,650,375       13,254,463        9,743,700

PROVISION FOR INCOME TAXES                         2,650,000        1,275,000        4,800,000        3,400,000
                                               -------------    -------------    -------------    -------------

               Net earnings                    $   4,532,443    $   2,375,375    $   8,454,463    $   6,343,700
                                               =============    =============    =============    =============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
          Basic                                    3,761,568        3,788,618        3,755,543        3,858,781
          Diluted                                  3,861,192        3,813,970        3,831,962        3,884,318
EARNINGS PER SHARE
          Basic                                $        1.20    $         .63    $        2.25    $        1.64
                                               =============    =============    =============    =============
          Diluted                              $        1.17    $         .62    $        2.21    $        1.63
                                               =============    =============    =============    =============
CASH DIVIDENDS PER SHARE                       $         .13    $         .12    $         .38    $         .35
                                               =============    =============    =============    =============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)



                                                             2002            2001
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities      $  2,146,279    $     90,017
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Florsheim assets                      (48,408,859)             --
     Purchase of marketable securities                     (6,004,234)             --
     Proceeds from maturities of marketable securities      7,139,405       6,323,148
     Proceeds from sales of other investments                      --         603,807
     Purchase of plant and equipment                       (6,745,417)       (664,851)
     Proceeds from sales of plant and equipment                    --         165,594
                                                         ------------    ------------
     Net cash (used for) provided by investing
               activities                                 (54,019,105)      6,427,698
                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                   (1,427,006)     (1,344,956)
     Shares purchased and retired                            (195,500)     (4,805,021)
     Proceeds from stock options exercised                    462,813         142,599
     Proceeds from revolving line of credit                51,264,000              --
     Debt issuance costs                                     (374,057)             --
     Short-term (repayments) borrowings, net               (4,809,904)      2,573,862
                                                         ------------    ------------
     Net cash provided by (used for)
               financing activities                        44,920,346      (3,433,516)
                                                         ------------    ------------

     Net (decrease) increase in cash and
               cash equivalents                            (6,952,480)      3,084,199

CASH AND CASH EQUIVALENTS at beginning
     of period                                             16,850,998       3,519,190
                                                         ------------    ------------
CASH AND CASH EQUIVALENTS at end
     of period                                           $  9,898,518    $  6,603,389
                                                         ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                   $  4,167,678    $  2,055,206
                                                         ============    ============
     Interest paid                                       $    601,524    $    266,208
                                                         ============    ============



   The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 2002, are not necessarily indicative of results for the full year.

(2)  Acquisition

     On May 20, 2002, the Company acquired from Florsheim Group, Inc. and its subsidiaries (collectively, "Florsheim"), certain assets of Florsheim's U.S. wholesale business, including its accounts receivable, trademarks, and other information assets, wholesale inventory (with specified exceptions) and other specified assets, as well as the leaseholds and associated assets for 23 retail and outlet shoe stores.

     As part of the asset purchase agreement, the Company also agreed to purchase certain assets of Florsheim Europe and Florsheim France, two wholly-owned subsidiaries of Florsheim. The acquisition of Florsheim Europe closed on July 1, 2002 for approximately $400,000 plus the assumption of operating liabilities. The acquisition of Florsheim France closed on July 27, 2002, for approximately $10,000 plus the assumption of certain operating liabilities. The domestic and foreign assets acquired and liabilities assumed are collectively referred to as the "Acquired Business."

     Florsheim had been an international distributor of men's dress and casual footwear. As a result of the acquisition, the Company has acquired a leading brand name in the men's footwear industry with worldwide name recognition. Weyco believes that the brand will complement the Company's current brands, and will enhance the Company's position as a leading distributor of men's casual and dress footwear. The Company also expects to achieve certain economies of scale.

     The total purchase price of the Acquired Business was $48.4 million, including $1.7 million of acquisition costs. The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon their estimated fair values. The results of operations of the Acquired Business have been included in the Consolidated Condensed Financial Statements since the respective dates of acquisition. Final adjustments to the purchase price allocation are not expected to be material to the Consolidated Condensed Financial Statements.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the acquired Florsheim trademark of $9.8 million is not being amortized, as it has an indefinite life. The Company will complete the required impairment test for this trademark by the end of 2002.

     The following table sets forth the unaudited proforma information for the Company as if the acquisitions of the Acquired Business had occurred as of the beginning of each respective period (in thousands, except per share data):

                             Three Months ended September 30      Nine Months ended September 30
                             -------------------------------      ------------------------------
                                    2002        2001                    2002           2001
                                -----------  -----------             -----------   -----------
Net Sales                       $    58,797  $    54,494             $   160,216   $   170,869
Net Earnings                    $     4,532  $     2,572             $    10,322   $     6,368

Basic Earnings Per Share        $      1.20  $       .68             $      2.75   $      1.65
Diluted Earnings Per Share      $      1.17  $       .67             $      2.69   $      1.64



(3)  Long Term Debt

     On May 17, 2002, the Company entered into a 2-year $60 million unsecured Revolving Line of Credit (the "Line of Credit") with a group of banks. On May 20, 2002, the Company borrowed $49.2 million under the Line of Credit to fund the acquisition of the Acquired Business and future capital needs. The Line of Credit allows for the issuance of up to $20 million in non-rated commercial paper at market interest rates and additional bank borrowings at an interest rate of LIBOR plus from 150 to 250 basis points. Subsequently, the Company borrowed an additional $2.0 million under the line, increasing the total to $51.3 million. Together with the $2.7 million of commercial paper outstanding at May 17, 2002, the total borrowing under the line at September 30, 2002 was $54.0 million. The average interest rate for the borrowings for the quarter was 3.24%.

     The Company incurred $374,000 of debt issuance costs related to this new Line of Credit. These costs are included in Other Assets and are being amortized over the term of the Line of Credit. The Line of Credit includes certain financial covenants, including minimum net worth and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) levels and a minimum ratio of funded debt to EBITDA. As of September 30, 2002 the Company is in compliance with all covenants.

(4) In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The adoption of these statements in the first quarter of 2002 did not impact the Company's results of operations or financial position. The acquisition of the Acquired Business in 2002 was recorded in accordance with these rules.

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

(5) The following table sets forth the computation of basic and diluted earnings per share:


                                       Three Months Ended September 30      Nine Months Ended September 30
                                       -------------------------------      ------------------------------
                                             2002         2001                     2002         2001
                                          ----------   ----------               ----------   ----------
Numerator:
  Net Earnings .....................      $4,532,443   $2,375,375               $8,454,463   $6,343,700
                                          ==========   ==========               ==========   ==========

Denominator:
  Basic weighted average shares ....       3,761,568    3,788,618                3,755,543    3,858,781
  Effect of dilutive securities:
    Employee stock options .........          99,624       25,352                   76,419       25,537
                                          ----------   ----------               ----------   ----------
  Diluted weighted average shares...       3,861,192    3,813,970                3,831,962    3,884,318
                                          ==========   ==========               ==========   ==========

Basic earnings per share ...........      $     1.20   $      .63               $     2.25   $     1.64
                                          ==========   ==========               ==========   ==========

Diluted earnings per share .........      $     1.17   $      .62               $     2.21   $     1.63
                                          ==========   ==========               ==========   ==========



(6) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for September 30, 2002 and 2001 is:



                                                     Wholesale
                                                    Distribution           Retail                Total
                                                   -------------         ----------           ------------
     THREE MONTHS ENDED SEPTEMBER 30
     -------------------------------
          2002
          ----
     Net Sales                                       $53,490,000         $5,272,000            $58,762,000
     Earnings from operations                          7,037,000            493,000              7,530,000
          2001
          ----
     Net Sales                                       $32,701,000         $1,085,000            $33,786,000
     Earnings from operations                          3,463,000            (96,000)             3,367,000

     NINE MONTHS ENDED SEPTEMBER 30
     -------------------------------
        2002
        ----
     Net Sales                                      $117,726,000         $9,291,000           $127,017,000
     Earnings from operations                         12,597,000            805,000             13,402,000

        2001
        ----
     Net Sales                                       $97,015,000         $3,671,000           $100,686,000
     Earnings from operations                          8,669,000            (97,000)             8,572,000



     As of September 30, 2002, total assets for the wholesale segment were $150,444,000 and total assets for the retail segment were $7,346,000. As of December 31, 2001, total assets for the wholesale segment were $96,139,000 and total assets for the retail segment were $1,815,000.

     Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

     Acquisition

     On May 20, 2002 the Company acquired certain assets of Florsheim Group, Inc.'s domestic wholesale and retail operations. On July 1, and July 27, 2002, the Company acquired certain assets of Florsheim Europe and Floresheim France, respectively. See Note 2 to the Consolidated Condensed Financial Statements for additional information on the acquisition.

     Liquidity

     The Company's primary source of liquidity is its cash and marketable securities which aggregated approximately $14,804,000 at September 30, 2002, compared with $20,118,000 at December 31, 2001.

     Cash flows from operating activities were $2,146,000 for the nine months ended September 30, 2002, as compared to $90,000 for the nine months ended September 30, 2001. The increase in cash flows from operations is due primarily to increased net earnings between years. At September 30, 2002, approximately $15.0 million of the accounts receivable outstanding and approximately $25.6 million of inventory are related to the Acquired Business.

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

     Results of Operations

     Overall net sales for the third quarter ended September 30, 2002 of $58.8 million have increased 74% compared with $33.8 million for the third quarter of 2001. The increase resulted from increases in both the wholesale and retail divisions. Wholesale net sales for the current quarter were $53.4 million, as compared with $32.7 million for the same period in 2001. Retail net sales for the quarter ended September 30, 2002 were $5.3 million as compared with $1.1 million in 2001.

     For the nine months ended September 30, 2002, net sales were $127.0 million, as compared with $100.7 million for the same period in 2001. The 26% increase was due to increases in both the wholesale and retail divisions. Wholesale net sales through September 30, 2002 were $117.7 million as compared to $97.0 million for the same period of 2001. Retail net sales were $9.3 million in 2002 as compared with $3.7 million in 2001.

     Net sales for the third quarter relating to the Acquired Business' wholesale and retail operations were $18,900,000 and $4,400,000, respectively. For the third quarter, increases in net sales were primarily due to the acquisition of the Acquired Business; however, wholesale net sales of the Company's other brands also recognized increases for the quarter. Net sales for Stacy Adams increased 10.1%, Nunn Bush increased 5.8%, and Brass Boot increased 2.6% for the quarter. Net sales of the wholesale and retail operations of the Acquired Business for the nine months ended September 30, 2002 were $21,136,000 and $6,264,000 respectively. For the nine months ended September 30, 2002, the acquisition of the Acquired Business accounted for all of the increase in net sales between periods. Without the acquisition, wholesale net sales would have been flat between years, and retail net sales would have been down, primarily due to the closing of one retail store.

Gross earnings as a percent of net sales for the third quarter increased from 27.3% in 2001 to 31.9% in 2002. Gross earnings as a percent of net sales for the nine months ended September 30 increased from 26.5% in 2001 to 30.2% in 2002. The increases in gross earnings as a percent of net sales since last year reflect changes in product mix as well as increased retail net sales relative to overall net sales, as retail net sales inherently contribute more to gross earnings than wholesale net sales. Gross earnings as a percent of net sales for the wholesale division for the quarter ended September 30 increased from 26.5% in 2001 to 29.0% in 2002. For the nine months ended September 30, gross earnings as a percent of net sales increased from 25.6% in 2001 to 27.8% in 2002.

Selling and administrative expenses as a percent of net sales increased from 17.4% for the third quarter of 2001 to 19.1% for the third quarter of 2002. Selling and administrative expenses as a percent of net sales for the nine months ended September 30 increased from 18.0% in 2001 to 19.6% in 2002. Overall, the increases in selling and administrative expenses as a percent of net sales result from the ramp up of operations in 2002 to accommodate the acquisition, but also reflect the increase in retail net sales relative to overall net sales, as the retail business inherently has higher selling and administrative expenses relative to the wholesale business. Wholesale selling and administrative expenses as a percent of net sales were flat at 15.8% for the quarter ended September 30, 2001 as compared to 15.9% for the quarter ended September 30, 2002, and increased from 16.6% for the nine months ended September 30, 2001 to 17.1% for the same period in 2002.

Interest expense for the quarter ended September 30, 2002 was $545,000 as compared to $77,000 for the same period in 2001. For the nine months ended September 30, 2002, interest expense was $811,000 as compared to $244,000 for the nine months ended September 30, 2001. The increase in interest expense between periods was due to the borrowings under the Line of Credit in 2002 to fund the acquisition.

For the nine months ended September 30, 2001, other income and expense included a $504,000 gain on the sale of other investments recorded in the first quarter.

The effective tax rate was 36.9% for the quarter ended September 30, 2002, as compared with 34.9% for the same period of 2001 and 36.2% for the nine months ended September 30, 2002 as compared with 34.9% for the same period of 2001. The increase in the effective tax rate is due to a decrease in municipal bond income relative to net earnings due to the current year increase in net earnings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes since the March 25, 2002 filing of the Company's Annual Report on Form 10-K, except the Company issued long-term debt to finance the purchase of the Acquired Business. See Note 3 to the financial statements for related disclosures. Assuming a 10% increase in the Company's weighted average interest rate on long-term borrowings, interest expense in the third quarter would have increased by $42,000.

Item 4.  Controls and Procedures

     An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on the evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 6.  Exhibits and Reports on Form 8-K

       See the Exhibit Index included herewith for a listing of Exhibits. There were no 8-K filings during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WEYCO GROUP, INC.




   November 14, 2002                          /s/ John Wittkowske
------------------------                      -------------------------
        Date                                  John Wittkowske
                                              Vice President-Finance
                                              Chief Financial Officer

I, John Wittkowske, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Weyco Group, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                             /s/ John Wittkowske
                                             -------------------------
                                             John Wittkowske
                                             Senior Vice President/CFO

I, Thomas W. Florsheim, Jr., certify that:


1. I have reviewed this quarterly report on Form 10-Q of Weyco Group, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                           /s/ Thomas W. Florsheim, Jr.
                                           ----------------------------
                                           Thomas W. Florsheim, Jr.
                                           Chairman and CEO

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                           DATE OF SEPTEMBER 30, 2002



                                                      INCORPORATED
EXHIBIT                                                HEREIN BY      FILED
NUMBER                 DESCRIPTION                    REFERENCE TO   HEREWITH
------      -------------------------------------     ------------   --------

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