Form 10-K
period 2002-12-31
WEYCO GROUP INC
filed 2003-03-24
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
       ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 2002

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For transition period from                         to
                           -----------------------    --------------------------

Commission file number        0-9068
                       -------------------------------

                                Weyco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Wisconsin                                     39-0702200
---------------------------------                  ----------------------------
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


       Title of each class                          Name of each exchange on
              None                                       which registered
 ==============================                  ==============================
Securities registered pursuant to Section 12(g) of the Act:


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes X      No
   ---       ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $94,393,000.

As of March 3, 2003, there were outstanding 2,913,714 shares of Common Stock and 877,900 shares of Class B Common Stock. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $101,313,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Part II of this report.

Portions of the Corporation's Proxy Statement, dated March 24, 2003, prepared for the Annual Meeting of Shareholders scheduled for April 22, 2003, are incorporated by reference in Part III of this report.

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

         On May 20, 2002, the Company acquired from Florsheim Group, Inc. and its subsidiaries (collectively, "Florsheim"), certain assets of Florsheim's U.S. wholesale business, including its accounts receivable, trademarks, and other information assets, wholesale inventory (with specified exceptions) and other specified assets, as well as the leaseholds and associated assets for 23 retail and outlet shoe stores. On July 1 and July 27, 2002, the Company acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim France SARL, respectively. This business consists of Florsheim's European wholesale business, as well as three retail stores in Germany, Italy and France. The total purchase price of the acquisition was $48.5 million, including $1.7 million of acquisition costs.

         The principal brands of shoes sold by the Company are "Florsheim," "Nunn Bush," "Nunn Bush NXXT," "Brass Boot," "Stacy Adams," and "SAO by Stacy Adams." Trademarks maintained by the Company on these names are important to the business. The Company's products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions. The Company's footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily produced or purchased to meet the needs and desires of the American male population.

         The Company assembles footwear at one manufacturing plant in Wisconsin. Shoe components, referred to as "uppers," are purchased from outside sources, generally foreign, and turned into complete shoes by attaching the sole, either leather or man-made, applying appropriate "finishes" and packing the shoes into individual cartons, ready for sale. The Company purchases raw materials and shoe components from many suppliers and is not dependent on any one of them. The supply of these items is generally plentiful and there are no long-term purchase commitments. In 2002, approximately 4% of the value of the Company's wholesale footwear sales were produced in the manufacturing plant.

                 In addition to the production of footwear at the Company's own manufacturing plant, complete shoes are purchased from many sources worldwide, generally in U.S. dollars. These purchases account for the balance of the Company's wholesale footwear sales. In recent years, domestic production of men's shoes by the Company and the industry has declined, while imports to the United States have increased. In 2002, approximately 96% of the footwear sold by the Company was purchased from overseas suppliers.

         The Company's business is separated into two divisions - wholesale and retail. Wholesale sales constituted approximately 91% of total sales in 2002 and 96% in 2001 and 2000. At wholesale, shoes are marketed nationwide through more than 10,000 shoe, clothing and department stores. Sales are to unaffiliated customers, primarily in North America. There were no customers that accounted for 10% or more of total sales in 2002. Sales to the Company's largest customer, Brown Shoe Group, were 10% of total sales for 2001 and 2000. The Company employs traveling salesmen who sell the Company's products to retail outlets. Shoes are shipped to these retailers primarily from the Company's distribution center maintained in Glendale, Wisconsin. Although there is no clearly identifiable seasonality in the men's footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with the industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.

         Retail sales constituted approximately 9% of total sales in 2002 and 4% of total sales in 2001 and 2000. In the retail division, there are currently 30 company-operated stores in principal cities of the United States and three retail stores in major cities in Europe. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company's brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

         As of December 31, 2002, the Company had $62.5 million of backlog orders, as compared with $40.2 million as of December 31, 2001. The primary reason for this increase is the addition of the Florsheim backlogs in 2002. The Company believes these orders are firm, and all orders are expected to be filled within one year.

         As of December 31, 2002, the Company employed approximately 484 persons. Of those 484 employees, approximately 85 were members of bargaining units. The Company ratified new contracts covering the majority of these employees during 2002 and in early 2003. Future wage and benefit increases under the contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

         The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports upon written or telephone request. The Company is currently in the process of developing the investor relations portion of its website, www.weycogroup.com, and anticipates that it will be able to provide these reports electronically in the future.

Item 2.  Properties

         The following facilities are operated by the Company and its subsidiaries:

                                                                    Square
      Location             Character              Owned/Leased      Footage      % Utilized
      --------             ---------              ------------      -------      ----------
Glendale, Wisconsin     One story office
                          and distribution
                          center                     Owned          346,000         100%

Glendale, Wisconsin     One story
                          warehouse
                          facility                   Owned          160,000          75%

Beaver Dam, Wisconsin   Multistory factory           Leased (1)     100,000          75%

Florence, Italy         One story office,
                          warehouse and
                          distribution facility      Leased (1)       9,500         100%

         (1) Not material leases.

         In addition to the above-described manufacturing, distribution and warehouse facilities, the Company operates thirty retail stores throughout the United States and three in Europe under various rental agreements. See Note 13 to Consolidated Financial Statements and Item 1. Business above.


Item 3.  Legal Proceedings

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Executive Officers of the Registrant


                                                                     Served
       Officer               Age        Office(s)                    Since        Business Experience
-----------------------      ---    --------------------------       ------  ---------------------------------
Thomas W. Florsheim, Jr.      45    Chairman and Chief                1996   Chairman and Chief Executive
                                    Executive Officer                        Officer of the Company -- 2002 to
                                                                             present; President and Chief
                                                                             Executive Officer of the Company  --
                                                                             1999 to 2002; President and Chief
                                                                             Operating Officer of the Company
                                                                             -- 1996 to 1999; Vice President
                                                                             of the Company -- 1988 to 1996

John W. Florsheim             39    President, Chief Operating        1996   President, Chief Operating Officer
                                    Officer and Assistant                    and Assistant Secretary of the
                                    Secretary                                Company -- 2002 to present;
                                                                             Executive Vice President, Chief
                                                                             Operating Officer and Assistant
                                                                             Secretary of the Company -- 1999 to
                                                                             2002; Executive Vice President
                                                                             of the Company --1996 to 1999;
                                                                             Vice President of the Company --
                                                                             1994 to 1996

David N. Couper               54    Vice President                    1981   Vice President of the Company --
                                                                             1981 to present

James F. Gorman               59    Senior Vice President             1975   Senior Vice President of the
                                                                             Company -- 2002 to present; Vice
                                                                             President of the Company --
                                                                             1975 to 2002

Peter S. Grossman             59    Senior Vice President             1971   Senior Vice President of the
                                                                             Company -- 2002 to present; Vice
                                                                             President of the Company --
                                                                             1971 to 2002

John F. Wittkowske            43    Senior Vice President,            1993   Senior Vice President, Chief
                                    Chief Financial Officer                  Financial Officer and Secretary
                                    and Secretary                            of the Company -- 2002 to present
                                                                             Vice President, Chief Financial
                                                                             Officer and Secretary of the
                                                                             Company  -- 1995 to 2002;
                                                                             Secretary/Treasurer of the
                                                                             Company -- 1993 to 1995

        Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

                                     PART II



Item 5.  Market for Registrant's Common Equity
           and Related Shareholder Matters

         Information required by this Item is set forth on pages 5, 19 and 25 of the Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.


Item 6.  Selected Financial Data

         Information required by this Item is set forth on page 5 of the Annual
           Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.


Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

         Information required by this Item is set forth on pages 6 through 9 of the Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.


Item 7a. Quantitative and Qualitative Disclosures
           about Market Risk

         Information required by this Item is set forth on page 9 of the Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         Information required by this Item is set forth on pages 10 through 22 of the Annual Report to Shareholders for the year ended December 31, 2002, and is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures

         We changed independent accountants in June 2002 from Arthur Andersen
           LLP to Deloitte and Touche LLP. Information regarding the change in accountants was reported in our current report on Form 8-K dated June 14, 2002.

                                    PART III



Item 10. Directors and Executive Officers of the Registrant

         Information required by this Item is set forth on pages 1 through 4 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, and is incorporated herein by reference.


Item 11. Executive Compensation

         Information required by this Item is set forth on pages 6 through 9 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners of
           Management and Related Shareholder Matters
         Information required by this Item is set forth on pages 1, 2 and 8 of the Company's proxy statement for the Annual
           Meeting of Shareholders to be held on April 22, 2003, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         Information required by this Item is set forth on pages 9 and 10 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, and is incorporated herein by reference.

Item 14. Controls and Procedures

         An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this annual report. Based on the evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K

 (a)       The following documents are filed as a part of this report:

                                                                       Page Reference
                                                                      to Annual Report
                                                                      ----------------
           1.    Financial Statements -

                    Consolidated Statements of Earnings
                        for the years ended December 31,
                        2002, 2001 and 2000                                   10

                    Consolidated Balance Sheets -
                        December 31, 2002 and 2001                            11

                    Consolidated Statements of Shareholders'
                        Investment for the years ended
                        December 31, 2002, 2001 and 2000                      12

                    Consolidated Statements of Cash Flows
                        for the years ended December 31,
                        2002, 2001 and 2000                                   13

                    Notes to Consolidated Financial
                        Statements - December 31, 2002, 2001
                        and 2000                                         14 - 22

                    Reports of Independent Auditors                      23 - 24



                                                                       Page Reference
                                                                        to Form 10-K
                                                                      ----------------

           2.    Financial Statement Schedules for the
                    years ended December 31, 2002,
                    2001 and 2000 -

                    Schedule II - Valuation and Qualifying
                                  Accounts                                     8

                    Reports of Independent Auditors                       9 - 10

                  All other schedules have been omitted because of the
                    absence of the conditions under which they are required.

           3. Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as a exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number

 (b)       Reports on Form 8-K

                No reports on Form 8-K were filed during the last
                    quarter of the period covered by this report.


                                                                     SCHEDULE II

                                WEYCO GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                            Deducted from Assets
                                         ----------------------------------------------------------
                                          Doubtful        Cash         Returns and
                                          Accounts      Discounts      Allowances        Total
                                         ----------    ----------     -----------     -----------
BALANCE, DECEMBER 31, 1999               $1,650,000    $  55,000      $ 1,080,000     $ 2,785,000

     Add - Additions charged to
             earnings                       210,328      464,760        7,079,046       7,754,134

     Deduct - Charges for purposes for
                which reserves were
                established                (210,328)    (450,760)      (7,079,046)     (7,740,134)
                                         ----------    ---------      -----------     -----------


BALANCE, DECEMBER 31, 2000               $1,650,000    $  69,000      $ 1,080,000     $ 2,799,000

     Add - Additions charged to
             earnings                       460,972      208,885        6,445,176       7,115,033

     Deduct - Charges for purposes for
                which reserves were
                established                (310,972)    (208,885)      (6,445,176)     (6,965,033)
                                         ----------    ---------      -----------     -----------

BALANCE, DECEMBER 31, 2001               $1,800,000    $  69,000      $ 1,080,000     $ 2,949,000
     Add - Additions charged to
             earnings                       898,836      251,358        6,786,515       7,936,709
           Acquisition -- related
             charges                      1,902,375           --               --       1,902,375

     Deduct - Charges for purposes for
                which reserves were
                established              (1,726,211)    (320,358)      (6,786,515)     (8,833,084)
                                         ----------    ---------      -----------     -----------

BALANCE, DECEMBER 31, 2002               $2,875,000    $      --      $ 1,080,000     $ 3,955,000
                                         ==========    =========      ===========     ===========


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Weyco Group, Inc.


We have audited the consolidated financial statements of Weyco Group, Inc. and subsidiaries as of December 31, 2002, and for the year then ended and have issued our report thereon dated February 20, 2003; such financial statements and our report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the 2002 consolidated financial statement schedule listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such 2002 financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The 2001 and 2000 consolidated financial statement schedules were subjected to auditing procedures by other auditors who have ceased operations and whose report, dated February 14, 2002, stated that such information fairly states in all material respects the financial data required to be set forth therein in relation to the basic 2001 and 2000 financial statements taken as a whole.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin,
February 20, 2003.

THE REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

WE WILL NOT BE ABLE TO OBTAIN THE WRITTEN CONSENT OF ARTHUR ANDERSEN LLP AS REQUIRED BY SECTION 7 OF THE SECURITIES ACT OF 1933 FOR OUR REGISTRATION STATEMENTS ON FORM S-8. ACCORDINGLY, INVESTORS WILL NOT BE ABLE TO SUE ARTHUR ANDERSEN LLP PURSUANT TO SECTION 11(a)(4) OF THE SECURITIES ACT WITH RESPECT TO ANY SUCH REGISTRATION STATEMENTS AND, THEREFORE, ULTIMATE RECOVERY ON A SUCCESSFUL CLAIM MAY BE LIMITED. THE ABILITY OF INVESTORS TO RECOVER FROM ARTHUR ANDERSEN LLP MAY ALSO BE LIMITED AS A RESULT OF ARTHUR ANDERSEN LLP'S FINANCIAL CONDITION OR OTHER MATTERS RESULTING FROM THE VARIOUS CIVIL AND CRIMINAL LAWSUITS AGAINST THAT FIRM.

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


ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
February 14, 2002.

                                  CERTIFICATION




I, Thomas W. Florsheim, Jr., certify that:


1. I have reviewed this annual report on Form 10-K of Weyco Group, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003


                                       /s/ Thomas W. Florsheim, Jr.
                                       ----------------------------
                                       Thomas W. Florsheim, Jr.
                                       Chairman and CEO

                                  CERTIFICATION



I, John Wittkowske, certify that:

1. I have reviewed this annual report on Form 10-K of Weyco Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003



                                   /s/ John Wittkowske
                                   ------------------------------
                                   John Wittkowske
                                   Senior Vice President/CFO

                                  EXHIBIT INDEX



                                                      Incorporated Herein
  Exhibit              Description                      By Reference To
  -------  ------------------------------------    -------------------------
    2.1    Asset Purchase Agreement, Florsheim     Exhibit 2.1 to Form
              Group, Inc., dated March 3, 2002       10-K for Year Ended
                                                     December 31, 2001

    3.1    Articles of Incorporation as Restated   Exhibit 3.1 to Form
              August 29, 1961, and Last Amended     10-K for Year Ended
              April 25, 1990                        December 31, 1990

    3.2    Bylaws as Revised January 21, 1991      Exhibit 3.2 to Form
              and Last Amended January 28, 2002      10-K for Year Ended
                                                     December 31, 2001

   10.1*   Consulting Agreement - Thomas W.        Exhibit 10.1 to Form
              Florsheim, dated December 28, 2000     10-K for Year Ended
                                                     December 31, 2001

   10.2*   Employment Agreement - Thomas W.        Exhibit 10.2 to Form
             Florsheim, Jr., dated January 1,        10-K for Year Ended
             1997, as amended January 1, 1999        December 31, 1996, and
                                                     Amendment No. 1 filed as
                                                     Exhibit 10.2 to Form 10-K
                                                     for Year Ended December
                                                     31, 1998

   10.3*   Employment Agreement - John W.          Exhibit 10.3 to Form
             Florsheim, dated January 1, 1997,       10-K for Year Ended
             as amended January 1, 1999              December 31, 1996, and
                                                     Amendment No. 1 filed as
                                                     Exhibit 10.3 to Form 10-K
                                                     for Year Ended December
                                                     31, 1998

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

   10.6*   Excess Benefits Plan - Restated         Exhibit 10.6 to Form
              Effective as of January 1, 1989        10-K for Year Ended
                                                     December 31, 1991

   10.7*   Pension Plan - Amended and Restated     Exhibit 10.7 to Form
              Effective January 1, 1989             10-K for Year Ended
                                                     December 31, 1991

                                  EXHIBIT INDEX


                                                           Incorporated Herein
  Exhibit                    Description                      By Reference To
  -------        ------------------------------------    -------------------------
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

   10.14*        Change of Control Agreement               Exhibit 10.14 to Form
                   John Wittkowske, dated                   10-K for Year Ended
                   January 26, 1998                         December 31, 1997

   10.15*        Change of Control Agreement               Exhibit 10.15 to Form
                   Peter S. Grossman, dated                 10-K for Year Ended
                   January 26, 1998                         December 31, 1997

   10.16*        Change of Control Agreement               Exhibit 10.16 to Form
                   James F. Gorman, dated                   10-K for Year Ended
                   January 26, 1998                         December 31, 1997

   10.17*        Change of Control Agreement               Exhibit 10.17 to Form
                   David N. Couper, dated                   10-K for Year Ended
                   January 26, 1998                         December 31, 1997

   13            Annual Report to Shareholders

   21            Subsidiaries of the Registrant


                                  EXHIBIT INDEX


                                                              Incorporated Herein
  Exhibit                    Description                         By Reference To
  -------        ------------------------------------        -------------------------
   23.1        Independent Auditors' Consent
                    Dated March 21, 2003

   99.1        Certification Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002, Thomas W.
                    Florsheim, Jr.

   99.2        Certification Pursuant to 18 U.S.C.
                    Section 1350, as Adopted Pursuant
                    to Section 906 of the Sarbanes-
                    Oxley Act of 2002, John F. Wittkowske

               *Management contract or compensatory plan
                    or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
                 (Registrant)
By /s/ John Wittkowske                                              March 24, 2003
  ----------------------------------------------------------------- --------------
  John Wittkowske, Senior Vice President -- Chief Financial Officer

                                 --------------
                                Power of Attorney

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Florsheim, Jr., John W. Florsheim, and John Wittkowske, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.
                                 --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      Signatures and Titles                    Date
                      ---------------------                    ----


/s/ Thomas W. Florsheim                                   March 24, 2003
-------------------------------------------------      ----------------------
Thomas W. Florsheim, Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.                              March 24, 2003
-------------------------------------------------      ----------------------
Thomas W. Florsheim, Jr., Chairman of the Board
  and Chief Executive Officer

/s/ John W. Florsheim                                     March 24, 2003
-------------------------------------------------      ----------------------
John W. Florsheim, President and Chief
  Operating Officer and Director

/s/ John Wittkowske                                       March 24, 2003
-------------------------------------------------      ----------------------
John Wittkowske, Senior Vice President, Chief
  Financial Officer and Secretary
  (Principal Accounting Officer)

/s/ Virgis W. Colbert                                     March 24, 2003
-------------------------------------------------      ----------------------
Virgis W. Colbert, Director

/s/ Robert Feitler                                        March 24, 2003
-------------------------------------------------      ----------------------
Robert Feitler, Director

/s/ Leonard J. Goldstein                                  March 24, 2003
-------------------------------------------------      ----------------------
Leonard J. Goldstein, Director

/s/ Frederick P. Stratton, Jr.                            March 24, 2003
-------------------------------------------------      ----------------------
Frederick P. Stratton, Jr., Director