Form 10-K/A
period 2002-12-31
WEYCO GROUP INC
filed 2003-03-31
CIK 106532

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549
                                  FORM 10-K/A
                                  AMENDMENT #1

(Mark One)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
       ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended                  December 31, 2002
                          ----------------------------------------------------
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


For transition period from                           to
                           ------------------------     ----------------------

Commission file number     0-9068
                       -------------

                                Weyco Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                     39-0702200
-----------------------------------              ------------------------------
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

                                                  Name of each exchange on
     Title of each class                              which registered
            None
--------------------------------               --------------------------------
--------------------------------               --------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X    No
   ------    -----

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

       This amendment is being filed to resubmit Exhibit 23.1. The copy previously filed inadvertently did not have the typed signature shown, although the registrant had received a signed consent.


(c)  Exhibits

          The following exhibit is filed with this amendment.

                Exhibit 23.1  Consent of Deloitte & Touche LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
        (Registrant)
By     /s/ John Wittkowske                                        March 31, 2003
  ------------------------------------------------------------------------------
  John Wittkowske, Senior Vice President -- Chief Financial Officer

                                -----------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures and Titles                                       Date
      ---------------------                                       ----

/s/ Thomas W. Florsheim*                                     March 31, 2003
----------------------------------------------            --------------------
Thomas W. Florsheim, Chairman Emeritus


/s/ Thomas W. Florsheim, Jr.*                                 March 31, 2003
-----------------------------------------------            --------------------
Thomas W. Florsheim, Jr., Chairman of the Board
  and Chief Executive Officer

/s/ John W. Florsheim*                                        March 31, 2003
-----------------------------------------------            --------------------
John W. Florsheim, President and Chief
    Operating Officer and Director


/s/ John Wittkowske                                           March 31, 2003
-----------------------------------------------            --------------------
John Wittkowske, Senior Vice President, Chief
  Financial Officer and Secretary
  (Principal Accounting Officer)


/s/ Virgis W. Colbert*                                        March 31, 2003
-----------------------------------------------            --------------------
Virgis W. Colbert, Director

/s/ Robert Feitler*                                           March 31, 2003
-----------------------------------------------            --------------------
Robert Feitler, Director


/s/ Leonard J. Goldstein*                                     March 31, 2003
-----------------------------------------------            --------------------
Leonard J. Goldstein, Director


Frederick P. Stratton, Jr.*                                   March 31, 2003
-----------------------------------------------            --------------------
Frederick P. Stratton, Jr., Director


*By: /s/ John Wittkowske                                      March 31, 2003
     ------------------------------------------            --------------------
     John Wittkowske, by power of attorney