Form 10-Q
period 2003-03-31
WEYCO GROUP INC
filed 2003-05-12
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2003
                              --------------------

                               Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               -------     -------

Commission file number       0-9068
                      -------------

                                WEYCO GROUP, INC.
---------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

            WISCONSIN                                        39-0702200
 -------------------------------                        --------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                           333 W. Estabrook Boulevard
                                 P.O. Box 1188
                           Milwaukee, Wisconsin 53201
                      -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 908-1600
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No
     -------                         ------

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X                         No
     -------                         ------

As of May 6, 2003 the following shares were outstanding:

      Common Stock, $1.00 par value                      2,917,696    Shares
      Class B Common Stock, $1.00 par value                876,418    Shares

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                       ----------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                     ASSETS
                                     ------

                                                      March 31
                                                       2003               December 31
                                                    (unaudited)              2002
                                                  --------------         -------------
CURRENT ASSETS:
  Cash and cash equivalents                       $ 14,228,326           $  7,301,104
  Marketable securities                              1,795,000              2,099,140
  Accounts receivable, net                          41,215,188             32,170,795
  Accrued income tax receivable                             --              1,008,079
  Inventories -
    Finished shoes                                  50,690,554             48,951,574
    Shoes in process                                   192,589                337,221
    Raw materials and supplies                         314,906                452,138
                                                  ------------           -------------
           Total inventories                        51,198,049             49,740,933
  Deferred income tax benefits                       2,274,000              2,421,000
  Prepaid expenses and other current assets            479,855                803,108
                                                  ------------           -------------
 Total current assets                              111,190,418             95,544,159

MARKETABLE SECURITIES                                7,813,877              8,026,127

OTHER ASSETS                                         9,637,005              9,683,252

PLANT AND EQUIPMENT                                 32,130,052             31,087,254
  Less - Accumulated depreciation                    9,594,113              8,927,271
                                                  ------------           -------------
                                                    22,535,939             22,159,983
TRADEMARK                                           10,821,681             10,821,681
                                                  ------------           -------------
                                                  $161,998,920           $146,235,202
                                                  ============           =============

                 LIABILITIES & SHAREHOLDERS' INVESTMENT
                 --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $ 18,112,584           $  11,268,713
  Dividend payable                                     492,949                 490,810
  Accrued liabilities                                7,320,554               8,473,373
  Accrued income taxes                               2,540,252                      --
                                                  ------------           -------------
              Total current liabilities             28,466,339              20,232,896


DEFERRED INCOME TAX LIABILITIES                      3,380,000               3,416,000

LONG TERM DEBT                                      40,952,709              37,801,992

SHAREHOLDERS' INVESTMENT:
  Common stock                                       3,791,614               3,789,064
  Other shareholders' investment                    85,408,258              80,995,250
                                                  ------------           -------------
                                                  $161,998,920           $ 146,235,202
                                                  ============           =============

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                       ----------------------------------

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
         --------------------------------------------------------------



                                                       2003                   2002
                                                   -----------           -----------
NET SALES                                          $60,379,924           $35,722,349

COST OF SALES                                       40,195,100            26,245,278
                                                   -----------           -----------
       Gross earnings                               20,184,824             9,477,071

SELLING AND ADMINISTRATIVE EXPENSES                 12,447,444             6,187,136
                                                   -----------           -----------
               Earnings from operations              7,737,380             3,289,935

INTEREST INCOME                                        149,826               266,803

INTEREST EXPENSE                                     (351,962)              (16,356)

OTHER INCOME AND EXPENSE                                20,950              (17,350)
                                                   -----------           -----------
      Earnings before provision for
         income taxes                                7,556,194             3,523,032

PROVISION FOR INCOME TAXES                           2,885,000             1,250,000
                                                   -----------           -----------
       Net earnings                                $ 4,671,194           $ 2,273,032
                                                   ===========           ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING (Note 4)
     Basic                                           3,790,339             3,748,006
     Diluted                                         3,895,893             3,797,013

EARNINGS PER SHARE (Note 4)
     Basic                                               $1.23                  $.61
                                                         =====                  ====
     Diluted                                             $1.20                  $.60
                                                         =====                  ====

CASH DIVIDENDS PER SHARE                                  $.13                  $.12
                                                          ====                  ====

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                       ----------------------------------

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
         --------------------------------------------------------------



                                                      2003                   2002
                                                   -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities        $ 4,725,528           $ 4,921,608
                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                   (700,000)           (2,304,235)
  Proceeds from maturities of
     marketable securities                           1,216,390             1,175,934
  Purchase of plant and equipment                   (1,038,628)              (68,877)
                                                   -----------           -----------
  Net cash used for investing activities              (522,238)           (1,197,178)
                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                 (490,810)             (449,258)
  Shares purchased and retired                              --              (195,500)
  Proceeds from stock options exercised                 64,025               118,624
  Net borrowings (repayments) under
    revolving credit agreement                       3,150,717            (4,809,904)
                                                   -----------           -----------
    Net cash provided by (used for)
      financing activities                           2,723,932            (5,336,038)
                                                   -----------           -----------

    Net increase (decrease) in cash
      and cash equivalents                           6,927,222            (1,611,608)

CASH AND CASH EQUIVALENTS at beginning
  of period                                          7,301,104            16,850,998
                                                   -----------           -----------
CASH AND CASH EQUIVALENTS at end
  of period                                        $14,228,326           $15,239,390
                                                   ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes (refunded) paid                     $  (937,710)          $   712,782
                                                   ===========           ===========
  Interest paid                                    $   396,679           $    16,497
                                                   ===========           ===========

NOTES:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of results for the full year.

(2) On May 20, 2002, the Company acquired certain assets of Florsheim Group, Inc.'s domestic wholesale and retail operations. On July 1 and July 27, 2002, the Company acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim France SARL, respectively. The total purchase price was $48.5 million, and the Company entered into a two-year $60 million revolving line of credit to fund the acquisition and related expenses. See the Company's December 31, 2002 annual report on Form 10-K for further information regarding the acquisition and borrowings under the line of credit.

     The following table sets forth the unaudited proforma information for the Company as if the acquisition had occurred as of January 1, 2002 (in thousands, except per share data):

                             Three Months ended March 31, 2002
                             ---------------------------------


             Net Sales                      $56,176
             Net Earnings                   $ 3,040
             Basic Earnings Per Share          $.81
             Diluted Earnings Per Share        $.80

(3) In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement in 2003 did not have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 (4) The following table sets forth the computation of net earnings per share and diluted net earnings per share:

                                                     March 31, 2003    March 31, 2002
                                                     --------------    --------------
       Numerator:
        Net Earnings  . . . . . . . . . . . . . . . . .  $4,671,194        $2,273,032
                                                         ==========        ==========
       Denominator:
        Basic weighted average shares . . . . . . . . .   3,790,339         3,748,006
        Effect of dilutive securities:
         Employee stock options .  .  .  .  .  .  . . .     105,554            49,007
                                                         ----------        ----------
        Diluted weighted average shares  .  .  .  . . .   3,895,893         3,797,013
                                                         ==========        ==========
       Basic earnings per share  .  .  .  .  .  .  . . .      $1.23              $.61
                                                              =====              ====
       Diluted earnings per share   .  .  .  .  .  . . .      $1.20              $.60
                                                              =====              ====

       Diluted weighted average shares outstanding for the first quarter of 2003 include all outstanding options, as none are antidilutive. Diluted weighted average shares outstanding for the first quarter of 2002 exclude outstanding options to purchase 7,130 shares of common stock at a weighted-average price of $28.05 because they are antidilutive.

 (5) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for the quarters ended March 31, 2003 and 2002 is:

                                        Wholesale
                                        Distribution        Retail           Total
                                       --------------    ------------     -----------
       MARCH 31, 2003
       Net Sales  . . . . . . . . . .   $54,701,000        $5,679,000     $60,380,000
       Earnings from operations . . .     7,138,000           599,000       7,737,000

       MARCH 31, 2002
       Net Sales. . . . . . . . . . .   $34,634,000        $1,088,000     $35,722,000
       Earnings from operations . . .     3,348,000           (58,000)      3,290,000


(6) The Company has stock option plans under which options to purchase Common Stock are granted to officers and key employees at prices not less than the fair market value of the Common Stock on the date of the grant. The Company accounts for such stock option grants under the provisions of APB Opinion #16, "Accounting for Stock Issued to Employees." No stock-based employee compensation expense has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

       The following table illustrates the effect on quarterly net earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, to stock-based employee compensation.


                                                          March 31          March 31
                                                           2003               2002
                                                         ----------       -----------

       Net earnings, as reported                         $4,671,194       $2,273,032
         Deduct:  Total stock-based employee
          compensation expense determined
          under the fair value based method for
          all awards, net of related tax effects. . .        83,170          142,653
                                                         ----------       -----------

       Pro forma net income . . . . . . . . . . . . .    $4,588,024       $2,130,379
                                                         ==========       ==========

       Earnings per share
        Basic - as reported . . . . . . . . . . . . .         $1.23             $.61
        Basic - pro forma . . . . . . . . . . . . . .         $1.21             $.57

        Diluted - as reported . . . . . . . . . . . .         $1.20             $.60
        Diluted - pro forma . . . . . . . . . . . . .         $1.18             $.56


 (7) Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows (in thousands):



                                                       Three Months Ended
                                                    --------------------------
                                                     March 31         March 31
                                                       2003             2002
                                                    ----------       ---------


         Net earnings                                  $4,671           $2,273
         Foreign currency translation adjustments         173               --
                                                       ------           ------
           Total comprehensive income                  $4,844           $2,273
                                                       ======           ======

       The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets are as follows (in thousands):


                                                      March 31       December 31
                                                        2003             2002
                                                     ----------      -----------


          Foreign currency translation adjustments     $  (59)         $  (232)
          Additional minimum pension liability,
            net of tax of $553                           (864)            (864)
                                                       -------         --------
              Accumulated other comprehensive loss     $ (923)         $(1,096)
                                                       =======         ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

ACQUISITION

On May 20, 2002, the Company acquired certain assets of Florsheim Group, Inc.'s domestic wholesale and retail operations. On July 1 and July 27, 2002, the Company acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim France SARL, respectively. The total purchase price was $48.5 million, and the Company entered into a two-year $60 million revolving line of credit to fund the acquisition and related expenses. See the Company's December 31, 2002 annual report on Form 10-K for further information regarding the acquisition and borrowings under the line of credit.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $16,023,000 at March 31, 2003 as compared with $9,400,000 at December 31, 2002. In the first quarter of 2003, the primary sources of cash were operations, draws on the line of credit facility, and proceeds from the maturities of marketable securities. The primary uses of cash were purchases of marketable securities and plant and equipment.

Net cash provided by operating activities for the first quarter of 2003 was flat compared with the same period in 2002. Increases in net earnings for the period, as well as increases in accounts payable and accrued income taxes, had a positive impact on operating cash flows. These gains, however, were offset, primarily due to the increase in accounts receivable for the period. In general, the increases in net earnings, accounts payable, accrued income taxes and accounts receivable are all due to increased volumes since the acquisition in May 2002.

In late 2002, the Company began a $9 million construction project to expand and reconfigure the distribution center to more efficiently handle the increased volumes resulting from the acquisition. In the first quarter of 2003, approximately $600,000 of purchases of plant and equipment were related to this project. Subsequently, in April 2003, the first progress payment of $1.3 million was made to the general contractor for the project. Other significant first quarter capital expenditures include approximately $250,000 of costs associated with the implementation of a new point of sale system in the 30 domestic retail stores. Draws are made on the revolving line of credit as needed to fund expenditures. At March 31, 2003, $41 million was outstanding under the line of credit facility. The Company was in compliance with all debt covenants as of March 31, 2003.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2003.

RESULTS OF OPERATIONS

Overall net sales increased 67%, from $35,722,000 for the first quarter of 2002 to $60,380,000 for the first quarter of 2003. The increase resulted from increases in both the wholesale and retail segments. Wholesale net sales for the current quarter were $54.7 million versus $34.6 million in the first quarter last year. Retail net sales were $5.7 million this year, compared with $1.1 million last year.

Net sales for first quarter 2003 relating to the new Florsheim wholesale and retail operations were $18.2 million and $4.9 million, respectively. The Company's Nunn Bush and Stacy Adams divisions also contributed to the increases with net sales for the first quarter, up 10% and 6%, respectively. Excluding the Florsheim wholesale business, sales for Weyco's existing wholesale business were up $1.9 million for the first quarter. On the retail side, excluding the Florsheim retail business, retail sales were down $300,000 for the quarter.

Gross earnings as a percent of net sales increased from 26.5% for the first quarter of 2002 to 33.4% for the first quarter of 2003. This is the result of increased gross earnings as a percent of net sales in the wholesale segment, which increased from 25.7% in 2002 to 30.4% in 2003, as well as in the retail segment, from 51.7% in 2002 to 62.1% in 2003. In both segments, the increases are due to changes in product mix between years. In addition, a part of the increase in overall gross earnings as a percent of net sales is due to changes in the mix of wholesale and retail sales as a percentage of total sales. Retail sales, which carry a higher margin, comprised 9.4% of overall net sales in 2003 versus 3.0% in 2002.

Selling and administrative expenses as a percent of net sales were 17.3% for the first quarter of 2002 versus 20.6% in 2003. This is the result of increased wholesale selling and administrative expenses as a percent of net sales, from 16.1% in 2002 to 17.4% in 2003, and decreased retail selling and administrative expenses as a percent of net sales, from 57.0% in 2002 to 51.6% in 2003. The increase in wholesale selling and administrative expenses is primarily due to increased advertising expense for the Florsheim brand and minor short term operational inefficiencies until the expansion of the distribution center is completed. The decrease in retail selling and administrative expenses as a percent of net sales is due to lower operating costs at the stores that were acquired in the 2002 acquisition. Overall selling and administrative expenses as a percent of net sales increased due to these factors and also due to the previously discussed change in the mix of retail and wholesale sales. The retail segment has significantly higher selling and administrative expenses as a percent of net sales than the wholesale segment.

Interest income for the first quarter of 2003 was $150,000 as compared with $267,000 for the same period in 2002. This decrease was due to reductions in the average balance of marketable securities outstanding between 2002 and 2003.

Interest expense for the first quarter of 2003 was $352,000 as compared with $16,000 for the first quarter of 2002. The increase is primarily due to borrowings under the line of credit subsequent to the first quarter of 2002 to fund the Florsheim acquisition and related expenses.

The effective tax rate for the first quarter of 2003 is 38.2% as compared with 35.5% in 2002. The increase in the rate is primarily due to an increased federal statutory tax rate of 35% which applies to the Company this year, as compared with 34% last year. Also, municipal bond income decreased this year relative to pre-tax earnings, resulting in an increase in the effective tax rate.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company's outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. These factors could include significant adverse changes in the economic conditions affecting overseas suppliers or the men's footwear markets served by the Company. Currently, the presence of Severe Acute Respiratory Syndrome (SARS) in China could have a negative impact on the Company's supply chain if there were outbreaks in the suppliers' facilities. To date, SARS has not impacted the Company's business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since the March 24, 2003 filing of the Company's Annual Report on Form 10-K.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on the evaluation, management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are adequate and effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Shareholders was held April 22, 2003 to elect three members to the Board of Directors.

  Virgis W. Colbert, John W. Florsheim and Frederick P. Stratton, Jr. were nominated for election to the Board of Directors for terms of three years. A total of 3,235,994 votes were cast for the nominees, with 3,328 votes withheld for Mr. Colbert, 8,800 votes withheld for Mr. Florsheim, and 3,328 votes withheld for Mr. Stratton.

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

                                                    WEYCO GROUP, INC.



   May 12, 2003                                     /s/ John Wittkowske
-----------------                                   -------------------
     Date                                           John Wittkowske
                                                    Senior Vice President
                                                    Chief Financial Officer

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

Date: May 12, 2003


                               /s/ John Wittkowske
                              --------------------
                                 John Wittkowske
                            Senior Vice President/CFO

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

Date: May 12, 2003


                          /s/ Thomas W. Florsheim, Jr.
                          -----------------------------
                            Thomas W. Florsheim, Jr.
                                Chairman and CEO

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                             DATE OF March 31, 2003


                                                    INCORPORATED
EXHIBIT                                               HEREIN BY      FILED
NUMBER                  DESCRIPTION                 REFERENCE TO   HEREWITH
------      ------------------------------------    ------------   --------

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