Form 10-Q
period 2003-06-30
WEYCO GROUP INC
filed 2003-08-01
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2003
                               -------------------------------------------------

                                                 Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number       0-9068
                       -------------------

                                WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                        39-0702200
------------------------------------            --------------------------------
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

Yes     X                         No
     -------                         ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X                         No
     -------                         ------

As of July 31, 2003 the following shares were outstanding:

 Common Stock, $1.00 par value                         2,926,768    Shares
 Class B Common Stock, $1.00 par value                   874,546    Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                    ASSETS
                                    ------

                                                          June 30          December 31
                                                      2003 (Unaudited)         2002
                                                      ----------------   --------------
CURRENT ASSETS:
     Cash and cash equivalents                          $ 12,745,476     $  7,301,104
     Marketable securities                                 1,655,001        2,099,140
     Accounts receivable, net                             29,858,297       32,170,795
     Accrued income tax receivable                           674,039        1,008,079
     Inventories -
        Finished shoes                                    44,499,435       48,951,574
        Shoes in process                                      68,748          337,221
        Raw materials and supplies                           293,383          452,138
                                                        ------------     ------------
                       Total inventories                  44,861,566       49,740,933
     Deferred income tax benefits                          2,443,000        2,421,000
     Prepaid expenses and other current assets               574,186          803,108
                                                        ------------     ------------
 Total current assets                                     92,811,565       95,544,159
MARKETABLE SECURITIES                                      9,532,805        8,026,127
OTHER ASSETS                                               9,576,380        9,683,252
PLANT AND EQUIPMENT                                       36,346,754       31,087,254
  Less - Accumulated depreciation                          9,834,655        8,927,271
                                                        ------------     ------------
     Plant and Equipment, net                             26,512,099       22,159,983
TRADEMARK                                                 10,612,970       10,821,681
                                                        ------------     ------------
                                                        $149,045,819     $146,235,202
                                                        ============     ============

                     LIABILITIES & SHAREHOLDERS' INVESTMENT
                     --------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                   $  6,066,090       $ 11,268,713
     Dividend payable                                        531,736            490,810
     Accrued liabilities                                   8,482,986          8,473,373
                                                        ------------       ------------
                            Total current liabilities     15,080,812         20,232,896
DEFERRED INCOME TAX LIABILITIES                            3,338,000          3,416,000
LONG-TERM DEBT                                            37,903,679         37,801,992
SHAREHOLDERS' INVESTMENT:
     Common stock                                          3,798,614          3,789,064
     Other shareholders' investment                       88,924,714         80,995,250
                                                        ------------       ------------
                                                        $149,045,819       $146,235,202
                                                        ============       ============




The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)


                                                  Three Months ended June 30                  Six Months ended June  30
                                           -----------------------------------         -----------------------------------
                                                2003                  2002                  2003                  2002
                                           -------------         -------------         -------------         -------------
NET SALES                                  $  51,000,284         $  32,532,514         $ 111,380,208         $  68,254,863

COST OF SALES                                 33,386,388            22,444,040            73,581,488            48,689,318
                                           -------------         -------------         -------------         -------------
      Gross earnings                          17,613,896            10,088,474            37,798,720            19,565,545

SELLING AND ADMINISTRATIVE EXPENSES           11,794,325             7,506,185            24,241,770            13,693,321
                                           -------------         -------------         -------------         -------------
      Earnings from operations                 5,819,571             2,582,289            13,556,950             5,872,224

INTEREST INCOME                                  122,142               216,403               271,968               483,206
INTEREST EXPENSE                                (310,390)             (249,996)             (662,352)             (266,352)
OTHER INCOME AND EXPENSE, net                    177,121                   292               198,072               (17,058)
                                           -------------         -------------         -------------         -------------
      Earnings before provision for
         income taxes                          5,808,444             2,548,988            13,364,638             6,072,020

PROVISION FOR INCOME TAXES                     2,215,000               900,000             5,100,000             2,150,000
                                           -------------         -------------         -------------         -------------

      Net earnings                         $   3,593,444         $   1,648,988         $   8,264,638         $   3,922,020
                                           =============         =============         =============         =============

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING
     (Note 4)
          Basic                                3,795,489             3,758,318             3,793,100             3,752,818
          Diluted                              3,932,050             3,840,569             3,915,054             3,820,698
EARNINGS PER SHARE (Note 4):
          Basic                                     $.95                  $.44                 $2.18                 $1.05
                                                    ====                  ====                 =====                 =====
          Diluted                                   $.91                  $.43                 $2.11                 $1.03
                                                    ====                  ====                 =====                 =====
CASH DIVIDENDS PER SHARE                            $.14                  $.13                  $.27                  $.25
                                                    ====                  ====                 =====                 =====


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)




                                                                         2003                      2002
                                                                     ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities                  $ 12,509,826              $  6,666,688
                                                                     ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Florsheim business                                       --                 (47,467,870)
     Purchase of marketable securities                                 (3,400,000)               (5,504,235)
     Proceeds from maturities of marketable securities                  2,337,462                 6,158,289
     Purchase of plant and equipment                                   (5,370,406)               (6,338,547)
     Proceeds from sales of plant and equipment                            29,123                      --
                                                                     ------------              ------------
        Net cash used for investing activities                         (6,403,821)              (53,152,363)
                                                                     ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                               (1,024,685)                 (937,872)
     Shares purchased and retired                                            --                    (195,500)
     Proceeds from stock options exercised                                261,365                   394,499
     Net borrowings (repayments) under
         revolving credit agreement                                       101,687                44,367,226
     Debt issuance costs                                                     --                    (345,000)
                                                                     ------------              ------------
     Net cash (used for) provided by financing activities                (661,633)               43,283,353
                                                                     ------------              ------------

          Net increase (decrease) in cash and
               cash equivalents                                         5,444,372                (3,202,322)

CASH AND CASH EQUIVALENTS at beginning
     of period                                                          7,301,104                16,850,998
                                                                     ------------              ------------
CASH AND CASH EQUIVALENTS at end
     of period                                                       $ 12,745,476              $ 13,648,676
                                                                     ============              ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid                                               $  4,602,590              $  2,703,007
                                                                     ============              ============
     Interest paid                                                   $    684,772              $    115,882
                                                                     ============              ============


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 2003, are not necessarily indicative of results for the full year.

(2) On May 20, 2002, the Company acquired certain assets of Florsheim Group, Inc.'s domestic wholesale and retail operations. On July 1 and July 27, 2002, the Company acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim France SARL, respectively. The total purchase price was $48.5 million, and the Company entered into a two-year $60 million revolving line of credit to fund the acquisition and related expenses. In accordance with the original agreement, the revolving line of credit was reduced to $50 million on April 30, 2003. On May 5, 2003, the revolving line of credit agreement was extended an additional year, to April 30, 2005. See the Company's December 31, 2002 annual report on Form 10-K for further information regarding the acquisition and borrowings under the line of credit. During the second quarter of 2003, the Company finalized the purchase price allocation which resulted in a $209,000 reduction in the value of the trademark since December 31, 2002.

       The following table sets forth the unaudited proforma information for the Company as if the acquisition had occurred as of January 1, 2002 (in thousands, except per share data):

                                      Three Months ended June 30, 2002     Six Months ended June 30, 2002
                                      --------------------------------     ------------------------------

               Net Sales                         $45,278                            $101,455
               Net Earnings                       $2,753                              $5,793

               Basic Earnings Per Share             $.73                               $1.54
               Diluted Earnings Per Share           $.72                               $1.52



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

(4) The following table sets forth the computation of net earnings per share and diluted net earnings per share:


                                                    Three Months Ended June 30              Six Months Ended June 30
                                                    --------------------------              ------------------------
                                                        2003           2002                    2003           2002
                                                     ----------     ----------             ----------     ----------
       Numerator:
         Net Earnings .....................          $3,593,444     $1,648,988             $8,264,638     $3,922,020
                                                     ==========     ==========             ==========     ==========
       Denominator:
         Basic weighted average shares ....           3,795,489      3,758,318              3,793,100      3,752,818
         Effect of dilutive securities:
           Employee stock options .........             136,561         82,251                121,954         67,880
                                                     ----------     ----------             ----------     ----------
         Diluted weighted average shares ..           3,932,050      3,840,569              3,915,054      3,820,698
                                                     ==========     ==========             ==========     ==========

       Basic earnings per share ...........                $.95           $.44                  $2.18          $1.05
                                                           ====           ====                  =====          =====

       Diluted earnings per share .........                $.91           $.43                  $2.11          $1.03
                                                           ====           ====                  =====          =====


       Diluted weighted average shares outstanding for 2003 exclude outstanding options to purchase 104,250 shares of common stock at a weighted-average price of $50.54 because they are antidilutive. Diluted weighted average shares outstanding for 2002 include all outstanding options, as none were antidilutive.

(5) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for June 30, 2003 and 2002 is:



                                               Wholesale
                                              Distribution         Retail           Total
                                             --------------     ------------     ------------
       THREE MONTHS ENDED JUNE 30
       --------------------------
           2003
           ----
       Net Sales ...........................  $ 44,850,000     $  6,150,000     $ 51,000,000
       Earnings from operations ............     4,802,000        1,018,000        5,820,000

           2002
           ----
       Net Sales ...........................  $ 29,603,000     $  2,930,000     $ 32,533,000
       Earnings from operations ............     2,212,000          370,000        2,582,000

       SIX MONTHS ENDED JUNE 30
       --------------------------
           2003
           ----
       Net Sales ...........................  $ 99,552,000     $ 11,828,000     $111,380,000
       Earnings from operations ............    11,940,000        1,617,000       13,557,000

           2002
           ----
       Net Sales ...........................  $ 64,236,000     $  4,019,000     $ 68,255,000
       Earnings from operations ............     5,560,000          312,000        5,872,000


 (6) The Company has stock option plans under which options to purchase Common Stock are granted to officers and key employees at prices not less than the fair market value of the Common Stock on the date of the grant. The Company accounts for such stock option grants under the provisions of APB Opinion #25, "Accounting for Stock Issued to Employees." No stock-based employee compensation expense has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No.148, to stock-based employee compensation.


                                                              Three Months ended June 30           Six Months ended June 30
                                                                2003              2002              2003              2002
                                                             ----------        ----------        ----------        ----------
       Net earnings, as reported ....................        $3,593,444        $1,648,988        $8,264,638        $3,922,020
         Deduct:  Total stock-based employee
           compensation expense determined
           under the fair value based method for
           all awards, net of related tax effects ...           265,159              --             348,329           142,653
                                                             ----------        ----------        ----------        ----------

       Pro forma net income .........................        $3,328,285        $1,648,988        $7,916,309        $3,779,367
                                                             ----------        ----------        ----------        ----------

       Earnings per share
         Basic - as reported ........................              $.95              $.44             $2.18             $1.05
         Basic - pro forma ..........................              $.88              $.44             $2.09             $1.01

         Diluted - as reported ......................              $.91              $.43             $2.11             $1.03
         Diluted - pro forma ........................              $.85              $.43             $2.02              $.99

(7) Comprehensive income for the periods ended June 30, 2003 and 2002 is as follows (in thousands):

                                                Three Months Ended June 30              Six Months ended June 30
                                                  2003               2002                2003            2002
                                                 ------             ------              ------          ------
            Net earnings                         $3,593             $1,649              $8,265          $3,922
             Foreign currency translation
               adjustments                          266                 --                 438              --
                                              ---------         ----------            --------      ----------
                 Total comprehensive income      $3,859             $1,649              $8,703          $3,922



       The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets are as follows (in thousands):

                                                              June 30, 2003             December 31, 2002
                                                              -------------             -----------------
           Foreign currency translation adjustments               $206                       $(232)
            Additional minimum pension liability, net
               net of tax of $553                                 (864)                       (864)
                                                                ------                   ---------
                   Accumulated other comprehensive loss          $(658)                    $(1,096)


(8) On July 28, 2003 the Board of Directors of the Company declared a 50% stock dividend on the Company's Common Stock, $1.00 par value, and on the Company's Class B Common Stock, $1.00 par value, so as to affect a three-for-two stock split without a change in par value. The additional shares will be issued on October 1, 2003, to shareholders of record on August 29, 2003. No earnings per share information in this document has been adjusted to reflect this stock dividend.

       The Board also declared a quarterly dividend of $.10 per share, adjusted for the stock dividend, payable October 1, 2003. This represents a 7% increase in the Company's quarterly dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ACQUISITION

On May 20, 2002, the Company acquired certain assets of Florsheim Group, Inc.'s domestic wholesale and retail operations. On July 1 and July 27, 2002, the Company acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim France SARL, respectively. The total purchase price was $48.5 million, and the Company entered into a two-year $60 million revolving line of credit to fund the acquisition and related expenses. See the Company's December 31, 2002 annual report on Form 10-K and Note 2 to these financial statements for further information regarding the acquisition and borrowings under the line of credit.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $14,400,000 at June 30, 2003 as compared with $9,400,000 at December 31, 2002. In the second quarter of 2003, the primary sources of cash were operations and proceeds from the maturities of marketable securities. The primary uses of cash were purchases of marketable securities and plant and equipment.

Net cash provided by operating activities to date in 2003 increased by $5.8 million compared with the same period in 2002. Increases in net earnings for the period accounted for most of the increase, while decreases in inventories also had a positive impact on operating cash flows. These improvements were partially offset by the decrease in accounts payable for the period.

In late 2002, the Company began a $9 million construction project to expand and reconfigure the distribution center to more efficiently handle the increased volumes resulting from the acquisition. Through June 30, 2003, approximately $5.1 million has been spent on this project, of which $4.3 million was paid in 2003. Draws are made on the revolving line of credit as needed to fund expenditures. At June 30, 2003, $38 million was outstanding under the line of credit facility. The Company was in compliance with all debt covenants as of June 30, 2003.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2003.

RESULTS OF OPERATIONS

Overall net sales increased 57%, from $32,533,000 for the second quarter of 2002 to $51,000,000 for the second quarter of 2003. The increase resulted from increases in wholesale and retail net sales. Wholesale net sales for the current quarter were $44,850,000 as compared with $29,603,000 for the same period in 2002. Retail net sales for the quarter ended June 30, 2003 were $6,150,000 as compared with $2,930,000 in 2002.

For the six months ended June 30, net sales increased 63%, from $68,255,000 in 2002 to $111,380,000 in 2003. Wholesale net sales were $99,552,000 for the six months ended June 30, 2003 as compared with $64,236,000 for the same period in 2002. Retail net sales for the six months ended June 30, 2003 were $11,828,000 as compared with $4,019,000 for the same period in 2002.

The increases in net sales for the quarter are primarily due to the acquisition of the domestic wholesale business and twenty-three retail stores of Florsheim Group, Inc. on May 20, 2002. The increases in net sales for the second quarter relating to Florsheim's wholesale and retail operations were $13.1 million and $3.5 million, respectively. The Company's Nunn Bush and Stacy Adams divisions also contributed to the increases with net sales for the second quarter up 5% and 10%, respectively.

For the six months ended June 30, the increases in net sales between years relating to Florsheim's wholesale and retail operations were $30.1 million and $8.4 million, respectively. In addition, the year to date net sales of both the Nunn Bush and Stacy Adams divisions increased 7% between years.

Gross earnings as a percent of net sales for the second quarter increased from 31.0% in 2002 to 34.5% in 2003. Gross earnings as a percent of net sales for the six months ended June 30 increased from 28.7% in 2002 to 33.9% in 2003. The increases in gross earnings as a percent of net sales for the quarter and six months ended June 2003 result primarily from the increases in both wholesale and retail gross margins as a percent of net sales, but are also due to the increase in retail net sales relative to overall net sales. Retail sales, which carry a higher margin, comprise 10.6% of overall net sales to date in 2003 versus 5.9% last year. This change in mix resulted in an increase of approximately 1.5% in gross earnings as a percent of net sales for both the three and six months ended June 30. Wholesale gross earnings as a percent of net sales increased from 28.1% for the second quarter of 2002 to 30.5% for the second quarter of 2003, and from 26.8% for the six months ended June 30, 2002 to 30.5% for the same period of 2003. Retail gross earnings as a percent of net sales increased from 60.5% for the second quarter of 2002 to 63.7% for the second quarter of 2003, and from 58.1% for the six months ended June 30, 2002 to 62.9% for the same period of 2003. Increases in wholesale and retail gross earnings as a percent of net sales from 2002 to 2003 are primarily attributable to changes in the mix of product sold.

Selling and administrative expenses as a percent of net sales were flat at 23.1% for the second quarter of 2002 and 2003. For the six months ended June 30, selling and administrative expenses as a percent of net sales increased from 20.1% in 2002 to 21.8% in 2003. Wholesale selling and administrative expenses as a percent of net sales decreased from 20.6% for the quarter ended June 30, 2002 to 19.8% for the quarter ended June 30, 2003, and increased from 18.2% for the six months ended June 30, 2002 to 18.5% for the same period in 2003. Retail selling and administrative expenses as a percent of net sales decreased from 47.8% for the quarter ended June 30, 2002 to 47.1% for the quarter ended June 30, 2003, and from 50.3% for the six months ended June 30, 2002 to 49.3% for the six months ended June 30, 2003.

In general, changes in wholesale selling and administrative expenses as a percent of net sales include increases this year due to increased advertising of the Florsheim brand, offset by operating efficiencies achieved by the Company since the acquisition. Retail selling and administrative expenses as a percent of net sales have decreased since last year, as the Company has been able to reduce the operating costs of the stores since last year. Overall selling and administrative expenses as a percent of net sales are affected by these factors, as well as the previously discussed change in the mix of retail to wholesale net sales. The retail segment has significantly higher selling and administrative expenses as a percent of net sales than the wholesale segment.

Interest expense for the quarter ended June 30, 2003 was $310,000 as compared to $250,000 for the same period in 2002. For the six months ended June 30, 2003, interest expense was $662,000 as compared to $266,000 for the six months ended June 30, 2002. The increase in interest expense between periods was due to the borrowings under the revolving credit agreement in the second quarter of 2002 to fund the acquisition, and borrowings (net of repayments) in 2003 to fund the expansion of the distribution center.

The effective tax rate was 38% for the second quarter and six months ended June 30, 2003, as compared with 35% for the second quarter and six months ended June 30, 2002. The increase in the effective tax rate between years is primarily due to an increased federal statutory rate of 35% which applies to the Company this year, as compared with 34% last year. Also, tax-exempt municipal bond income decreased this year relative to pretax earnings, resulting in an increase in the effective tax rate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since the March 24, 2003 filing of the Company's Annual Report on Form 10-K.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 6.  Exhibits and Reports on Form 8-K

See the Exhibit Index included herewith for a listing of Exhibits. There was one 8-K filed during the quarter. On April 21, 2003 the Company filed a press release announcing its results for the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WEYCO GROUP, INC.




      August 1, 2003                         /s/ John Wittkowske
-------------------------------              -----------------------------------
           Date                              John Wittkowske
                                             Senior Vice President &
                                             Chief Financial Officer

                               WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                 EXHIBIT INDEX
                                       TO
                          CURRENT REPORT ON FORM 10-Q
                             DATE OF JUNE 30, 2003

                                                      INCORPORATED
EXHIBIT                                                 HEREIN BY      FILED
NUMBER                DESCRIPTION                      REFERENCE TO   HEREWITH
------    ----------------------------------------     ------------   --------
 31.1      Certification pursuant to Rule 13a-14                         X
           (a) or 15d-14(a), as adopted pursuant
           to Section 302 of the Sarbanes-Oxley
           Act of 2002, Thomas W. Florsheim, Jr.

 31.2      Certification pursuant to Rule 13a-14                         X
           (a) or 15d-14(a), as adopted pursuant
           to Section 302 of the Sarbanes-Oxley
           Act of 2002, John F. Wittkowske

 32.1      Certification pursuant to 18 U.S.C.                           X
           Section 1350, as adopted pursuant
           to Section 906 of the Sarbanes-Oxley
           Act of 2002, Thomas W. Florsheim, Jr.

 32.2      Certification pursuant to 18 U.S.C.                           X
           Section 1350, as adopted pursuant
           to Section 906 of the Sarbanes-Oxley
           Act of 2002, John F. Wittkowske