Form 10-Q
period 2003-09-30
WEYCO GROUP INC
filed 2003-11-10
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-9068

                                WEYCO GROUP, INC.
       -----------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

          WISCONSIN                                              39-0702200
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                           333 W. Estabrook Boulevard
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
                  ---------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes (X)     No ( )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes (X)     No ( )

As of November 3, 2003 the following shares were outstanding:

     Common Stock, $1.00 par value                    4,420,803           Shares
     Class B Common Stock, $1.00 par value            1,310,915           Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     September 30          December 31
                                                                   2003 (Unaudited)           2002
                                                                   ----------------        ------------
                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $  9,792,042          $  7,301,104
  Marketable securities                                                 1,700,000             2,099,140
  Accounts receivable, net                                             34,367,184            32,170,795
  Accrued income tax receivable                                           237,241             1,008,079
  Inventories -
    Finished shoes                                                     43,113,316            48,951,574
    Shoes in process                                                        7,104               337,221
    Raw materials and supplies                                            195,598               452,138
                                                                     ------------          ------------
            Total inventories                                          43,316,018            49,740,933
  Deferred income tax benefits                                          2,387,000             2,421,000
  Prepaid expenses and other current assets                               558,412               803,108
                                                                     ------------          ------------
Total current assets                                                   92,357,897            95,544,159

MARKETABLE SECURITIES                                                   7,325,979             8,026,127
OTHER ASSETS                                                            9,341,419             9,683,252
PLANT AND EQUIPMENT                                                    39,293,859            31,087,254
 Less - Accumulated depreciation                                       10,394,161             8,927,271
                                                                     ------------          ------------
  Plant and equipment, net                                             28,899,698            22,159,983
TRADEMARK                                                              10,867,969            10,821,681
                                                                     ------------          ------------
                                                                     $148,792,962          $146,235,202
                                                                     ============          ============

  LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                                   $  5,753,520          $ 11,268,713
  Dividend payable                                                        570,233               490,810
  Accrued liabilities                                                   8,964,239             8,473,373
                                                                     ------------          ------------
            Total current liabilities                                  15,287,992            20,232,896
DEFERRED INCOME TAX LIABILITIES                                         2,939,000             3,416,000
LONG-TERM DEBT                                                         34,962,273            37,801,992
SHAREHOLDERS' INVESTMENT:
  Common stock                                                          5,701,937             3,789,064
  Other shareholders' investment                                       89,901,760            80,995,250
                                                                     ------------          ------------
                                                                     $148,792,962          $146,235,202
                                                                     ============          ============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
          FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

                                              Three Months ended September 30        Nine Months ended September 30
                                              --------------------------------      --------------------------------
                                                   2003               2002               2003              2002
                                              -------------      -------------      -------------      -------------
NET SALES                                     $  49,817,256      $  58,762,489      $ 161,197,464      $ 127,017,352

COST OF SALES                                    32,774,309         39,998,767        106,355,797         88,688,085
                                              -------------      -------------      -------------      -------------
       Gross earnings                            17,042,947         18,763,722         54,841,667         38,329,267

SELLING AND ADMINISTRATIVE EXPENSES              11,887,045         11,233,478         36,128,815         24,926,799
                                              -------------      -------------      -------------      -------------
       Earnings from operations                   5,155,902          7,530,244         18,712,852         13,402,468

INTEREST INCOME                                     131,378            199,864            403,346            683,070
INTEREST EXPENSE                                   (421,998)          (545,035)        (1,084,350)          (811,387)
OTHER INCOME AND EXPENSE, net                        43,692             (2,630)           241,764            (19,688)
                                              -------------      -------------      -------------      -------------
       Earnings before provision for
         income taxes                             4,908,974          7,182,443         18,273,612         13,254,463

PROVISION FOR INCOME TAXES                        1,400,000          2,650,000          6,500,000          4,800,000
                                              -------------      -------------      -------------      -------------

       Net earnings                           $   3,508,974      $   4,532,443      $  11,773,612      $   8,454,463
                                              =============      =============      =============      =============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING (Note 4)*
    Basic                                         5,700,959          5,642,352          5,693,346          5,633,315
    Diluted                                       5,903,141          5,791,789          5,881,725          5,747,944
EARNINGS PER SHARE (Note 4)*
    Basic                                     $         .62      $         .80      $        2.07      $        1.50
                                              =============      =============      =============      =============
    Diluted                                   $         .59      $         .78      $        2.00      $        1.47
                                              =============      =============      =============      =============
CASH DIVIDENDS PER SHARE*                     $         .10      $         .09      $         .28      $         .25
                                              =============      =============      =============      =============

*All per share figures have been adjusted to reflect the October 1, 2003 50% stock dividend.

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

                                                            2003              2002
                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities           $ 13,930,476      $  2,146,279
                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Florsheim business                               --       (48,408,859)
  Purchase of marketable securities                       (3,400,000)       (6,004,234)
  Proceeds from maturities of marketable securities        4,499,248         7,139,405
  Purchase of plant and equipment                         (8,379,073)       (6,745,417)
  Proceeds from sales of plant and equipment                  37,623                --
                                                        ------------      ------------
  Net cash used for investing activities                  (7,242,202)      (54,019,105)
                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividends paid                                     (1,594,878)       (1,427,006)
  Shares purchased and retired                              (212,102)         (195,500)
  Proceeds from stock options exercised                      449,363           462,813
  Net borrowings (repayments) under
     revolving credit agreement                           (2,839,719)       46,454,096
  Debt issuance costs                                             --          (374,057)
                                                        ------------      ------------
  Net cash (used for) provided by
        financing activities                              (4,197,336)       44,920,346
                                                        ------------      ------------

  Net increase (decrease) in cash and
        cash equivalents                                   2,490,938        (6,952,480)

CASH AND CASH EQUIVALENTS at beginning
  of period                                                7,301,104        16,850,998
                                                        ------------      ------------
CASH AND CASH EQUIVALENTS at end
  of period                                             $  9,792,042      $  9,898,518
                                                        ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                     $  5,694,925      $  4,167,678
                                                        ============      ============
  Interest paid                                         $    916,603      $    601,524
                                                        ============      ============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 2003, are not necessarily indicative of results for the full year.

(2) On July 28, 2003 the Board of Directors of the Company declared a 50% stock dividend on the Company's Common Stock, $1.00 par value, and on the Company's Class B Common Stock, $1.00 par value, so as to affect a three-for-two stock split without a change in par value. The additional shares were issued on October 1, 2003, to shareholders of record on August 29, 2003. The stock dividend has been reflected in the shareholders equity accounts as of September 30, 2003. All per share information in these financial statements and notes have been restated to reflect this stock dividend.

     The Board also declared a quarterly dividend of $.10 per share, adjusted for the stock dividend, payable October 1, 2003. This represents a 7% increase in the Company's quarterly dividend.

(3) On May 20, 2002, the Company acquired certain assets of Florsheim Group, Inc.'s domestic wholesale and retail operations. On July 1 and July 27, 2002, the Company acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim France SARL, respectively. The total purchase price was $48.7 million, and the Company entered into a two-year $60 million revolving line of credit to fund the acquisition and related expenses. In accordance with the original agreement, the revolving line of credit was reduced to $50 million on April 30, 2003. On May 5, 2003, the revolving line of credit agreement was extended an additional year, to April 30, 2005. See the Company's December 31, 2002 annual report on Form 10-K for further information regarding the acquisition and borrowings under the line of credit. During the third quarter of 2003, the Company finalized the purchase price allocation which resulted in a $46,000 net increase in the value of the trademark since December 31, 2002.

     The following table sets forth the unaudited proforma information for the Company as if the acquisition had occurred as of January 1, 2002 (in thousands, except per share data):

                                  Nine Months ended September 30
                                              2002
                                           ----------
Net Sales                                  $  160,216
Net Earnings                               $   10,322

Basic Earnings Per Share                   $     1.83
Diluted Earnings Per Share                 $     1.79

(4) The following table sets forth the computation of basic and diluted net earnings per share:

                                           Three Months Ended September 30            Nine Months Ended September 30
                                           --------------------------------          --------------------------------
                                              2003                 2002                 2003                 2002
                                           -----------          -----------          -----------          -----------
Numerator:
  Net Earnings .....................       $ 3,508,974          $ 4,532,443          $11,773,612          $ 8,454,463
                                           ===========          ===========          ===========          ===========

Denominator:
  Basic weighted average shares.....         5,700,959            5,642,352            5,693,346            5,633,315
  Effect of dilutive securities:
    Employee stock options .........           202,182              149,437              188,379              114,629
                                           -----------          -----------          -----------          -----------
  Diluted weighted average shares ..         5,903,141            5,791,789            5,881,725            5,747,944
                                           ===========          ===========          ===========          ===========

Basic earnings per share ...........       $       .62          $       .80          $      2.07          $      1.50
                                           ===========          ===========          ===========          ===========

Diluted earnings per share .........       $       .59          $       .78          $      2.00          $      1.47
                                           ===========          ===========          ===========          ===========

     Diluted weighted average shares outstanding for 2003 exclude outstanding options to purchase 155,625 shares of common stock at a weighted-average price of $33.70 because they are antidilutive. Diluted weighted average shares outstanding for 2002 include all outstanding options, as none were antidilutive.

(5) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for September 30, 2003 and 2002 is:

                                     Wholesale
                                    Distribution        Retail           Total
                                    ------------     ------------     ------------
THREE MONTHS ENDED SEPTEMBER 30
  2003
Net Sales.......................    $ 43,943,000     $  5,874,000     $ 49,817,000
Earnings from operations........       4,338,000          818,000        5,156,000
  2002
Net Sales.......................    $ 53,490,000     $  5,272,000     $ 58,762,000
Earnings from operations........       7,037,000          493,000        7,530,000

NINE MONTHS ENDED SEPTEMBER 30
   2003
Net Sales.......................    $143,494,000     $ 17,703,000     $161,197,000
Earnings from operations........      16,277,000        2,436,000       18,713,000

   2002
Net Sales.......................    $117,726,000     $  9,291,000     $127,017,000
Earnings from operations........      12,597,000          805,000       13,402,000

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

                                                       Three Months ended September 30      Nine Months ended September 30
                                                            2003              2002              2003              2002
                                                       --------------    --------------    --------------    --------------
Net earnings, as reported                              $    3,508,974    $    4,532,443    $   11,773,612    $    8,454,463
  Deduct:  Total stock-based employee
    compensation expense determined
    under the fair value based method for
    all awards, net of related tax effects ........           558,563           253,004           906,892           395,657
                                                       --------------    --------------    --------------    --------------

Pro forma net income ..............................    $    2,950,411    $    4,279,439    $   10,866,720    $    8,058,806
                                                       ==============    ==============    ==============    ==============

Earnings per share
  Basic - as reported .............................    $          .62    $          .80    $         2.07    $         1.50
                                                       ==============    ==============    ==============    ==============
  Basic - pro forma ...............................    $          .52    $          .76    $         1.91    $         1.43
                                                       ==============    ==============    ==============    ==============

  Diluted - as reported ...........................    $          .59    $          .78    $         2.00    $         1.47
                                                       ==============    ==============    ==============    ==============
  Diluted - pro forma .............................    $          .50    $          .74    $         1.85    $         1.40
                                                       ==============    ==============    ==============    ==============

(7) Comprehensive income for the periods ended September 30, 2003 and 2002 is as follows (in thousands):

                                                       Three Months ended September 30      Nine Months ended September 30
                                                            2003              2002              2003              2002
                                                       --------------    --------------    --------------    --------------
Net earnings                                           $        3,509    $        4,532    $       11,774    $        8,454
Foreign currency translation
   adjustments                                                    (35)               --               403                --
                                                       --------------    --------------    --------------    --------------
     Total comprehensive income                        $        3,474    $        4,532    $       12,177    $        8,454

     The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets are as follows (in thousands):

                                                   September 30, 2003       December 31, 2002
                                                   ------------------       -----------------
Foreign currency translation adjustments                 $  171                  $   (232)
Additional minimum pension liability, net
    of tax of $553                                         (864)                     (864)
                                                         ------                  --------
        Accumulated other comprehensive loss             $ (693)                 $ (1,096)

(8) In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement in 2003 did not have a material impact on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITION

On May 20, 2002, the Company acquired certain assets of Florsheim Group, Inc.'s domestic wholesale and retail operations. On July 1 and July 27, 2002, the Company acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim France SARL, respectively. The total purchase price was $48.5 million, and the Company entered into a two-year $60 million revolving line of credit to fund the acquisition and related expenses. See the Company's December 31, 2002 annual report on Form 10-K and Note 3 to these financial statements for further information regarding the acquisition and borrowings under the line of credit.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $11,492,000 at September 30, 2003 as compared with $9,400,000 at December 31, 2002. To date in 2003, the primary source of cash is operations. The primary uses of cash are purchases of plant and equipment, repayments of long-term debt, and payment of cash dividends.

Cash flows from operations for the nine months ended September 30, 2003 were generated principally by net earnings of $11.8 million plus $1.8 million of depreciation and amortization. Cash flows for operations for the nine months ended September 30, 2002 were generated by net earnings of $8.5 million plus $1.5 million of depreciation and amortization. This was offset by an $8.4 million increase in accounts receivable, due primarily to the buildup of Florsheim accounts receivable after the May 20, 2002 acquisition.

During the third quarter the Company completed the construction project to expand and reconfigure the distribution center to more efficiently handle the increased volumes resulting from the acquisition. The total cost was approximately $8.5 million. As of September 30, 2003, approximately $8.2 million has been paid. The Company expects capital expenditures to return to a more normalized level over the next twelve months. The Company estimates normal capital expenditures to be $1 to $2 million.

At September 30, 2003, $35 million was outstanding under the line of credit facility. The Company was in compliance with all debt covenants as of September 30, 2003.

In October 2003, the Company purchased 86,200 shares of its Common Stock for $2.6 million in a single transaction.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business.

RESULTS OF OPERATIONS

Overall net sales for the third quarter ended September 30, 2003 of $49.8 million have decreased 15.2% compared with $58.8 million for the third quarter of 2002, primarily due to a decrease in wholesale net sales. Wholesale net sales for the current quarter were $43.9 million, as compared with $53.5 million for the same period in 2002. Wholesale sales for the quarter were down principally because the Company's Florsheim and Stacy Adams divisions' sales were down 29% and 21%, respectively. The Company's Nunn Bush division sales were down 6% for the quarter.

Florsheim sales were down because in the third quarter of 2002, the Company sold a significant amount of obsolete inventory that was acquired in the Florsheim acquisition. Those sales did not recur in 2003. Additionally, after the acquisition of Florsheim on May 20, 2002, the Florsheim warehouse in Jefferson City, Missouri was closed as inventory was moved from Jefferson City to the Company's consolidated distribution center in Glendale, Wisconsin. Sales of Florsheim product resumed in the middle of June 2002. When the Company started shipping Florsheim product again, the Company received some unusually large orders to build up retail inventories which were depleted as a result of the shutdown. The majority of those orders were shipped in the third quarter of 2002.

The Company's Stacy Adams division's sales were down principally as the result of the Company's SAO sub-brand, as the entire streetwear casual market remains challenging.

Retail net sales for the quarter ended September 30, 2003 were $5.9 million as compared with $5.3 million in 2002, up 11%. Same store sales were up 6% for the third quarter.

For the nine months ended September 30, 2003, net sales were $161.2 million, as compared with $127.0 million for the same period in 2002. The 26.9% increase was due to increases in both the wholesale and retail divisions. Wholesale net sales through September 30, 2003 were $143.5 million as compared to $117.7 million for the same period of 2002. Wholesale net sales at the Company's Florsheim and Nunn Bush divisions were up 131%, and 3%, respectively, and the Stacy Adams division was down 3%. Sales for the Florsheim division were up as a result of the acquisition in May 2002. Retail net sales were $17.7 million to date in 2003 as compared with $9.3 million in 2002. The increase is primarily the result of the Florsheim acquisition. Same store sales were flat for the nine months ended September 30, 2003.

Gross earnings as a percent of net sales for the third quarter increased from 31.9% in 2002 to 34.2% in 2003. Gross earnings as a percent of net sales for the nine months ended September 30 increased from 30.2% in 2002 to 34.0% in 2003. The increases in gross earnings as a percent of net sales for the quarter and nine months ended September 2003 result primarily from the increases in both wholesale and retail gross margins as a percent of net sales, but are also due to the increase in retail net sales relative to overall net sales. Retail sales, which carry a higher margin, comprise 11% of overall net sales to date in 2003 versus 7% last year. This change in mix resulted in an increase of approximately 1% in gross earnings as a percent of net sales for both the three and nine months ended September 30. Wholesale gross earnings as a percent of net sales increased from 29.0% for the third quarter of 2002 to 30.5% for the third quarter of 2003, and from 27.8% for the nine months ended September 30, 2002 to 30.5% for the same period of 2003. Wholesale gross margins have increased due principally to increases in gross margins at the Florsheim division as sales in 2003 include less obsolete and off price products. Retail gross earnings as a percent of net sales increased from 61.8% for the third quarter of 2002 to 63.6% for the third quarter of 2003, and from 60.2% for the nine months ended September 30, 2002 to 63.2% for the same period of 2003. The increase in retail gross earnings as a percent of net sales from 2002 to 2003 is primarily attributable to product mix.

Selling and administrative expenses as a percent of net sales for the third quarter increased from 19.1% in 2002 to 23.9% in 2003. For the nine months ended September 30, selling and administrative expenses as a percent of net sales increased from 19.6% in 2002 to 22.4% in 2003. Wholesale selling and administrative expenses as a percent of net sales increased from 15.8% for the quarter ended September 30, 2002 to 20.4% for the quarter ended September 30, 2003, and increased from 17.1% for the nine months ended September 30, 2002 to 19.1% for the same period in 2003. Retail selling and administrative expenses as a percent of net sales decreased from 52.5% for the quarter ended September 30, 2002 to 49.7% for the quarter ended September 30, 2003, and from 51.5% for the nine months ended September 30, 2002 to 49.4% for the nine months ended September 30, 2003.

In general, increases in wholesale selling and administrative expenses as a percent of net sales this year were due to increased advertising of the Florsheim brand, offset by operating efficiencies achieved by the Company since the acquisition. Retail selling and administrative expenses as a percent of net sales have decreased since last year, as the Company has been able to reduce the operating costs of the stores since last year. Overall selling and administrative expenses as a percent of net sales are affected by these factors, as well as the previously discussed change in the mix of retail to wholesale net sales. The retail segment has significantly higher selling and administrative expenses as a percent of net sales than the wholesale segment.

Interest expense for the quarter ended September 30, 2003 was $422,000 as compared to $545,000 for the same period in 2002. This decrease is due to the decrease in the average balance of debt outstanding, which was $34 million for the third quarter 2003 as compared to $52 million for the third quarter of 2002. For the nine months ended September 30, 2003, interest expense was $1,084,000 as compared to $811,000 for the nine months ended September 30, 2002. This increase is due to a higher level of average debt outstanding for the nine months ended September 30, 2003, as compared to 2002, which had significantly lower debt balances prior to the May 20, 2002 acquisition.

The effective tax rate was 28.5% for the quarter ended September 30, 2003, as compared with 36.9% for the same period of 2002 and 35.6% for the nine months ended September 30, 2003 as compared with 36.2% for the same period of 2002. The decrease in the tax rate for the quarter and to date in 2003 is due to the impact of a favorable settlement of a tax issue which occurred in the third quarter of 2003.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 6. Exhibits and Reports on Form 8-K

     See the Exhibit Index included herewith for a listing of Exhibits. There was one 8-K filing during the quarter. On July 22, 2003 the Company filed a press release announcing its results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WEYCO GROUP, INC.

November 10, 2003                         /s/ John Wittkowske
-----------------                         --------------------------------------
     Date                                 John Wittkowske
                                          Senior Vice President &
                                          Chief Financial Officer

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                           DATE OF SEPTEMBER 30, 2003

                                                             INCORPORATED
EXHIBIT                                                        HEREIN BY         FILED
NUMBER                         DESCRIPTION                    REFERENCE TO      HEREWITH
------            --------------------------------------      ------------      --------
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