Form 10-K
period 2003-12-31
WEYCO GROUP INC
filed 2004-03-12
CIK 106532

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from                           to
                           -------------------------    ------------------------

Commission file number        0-9068

                                Weyco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Wisconsin                                            39-0702200
-------------------------------                         ------------------------
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

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                              Name of each exchange on
             None                                          which registered
------------------------------                        --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock - $1.00 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $111,233,000.

As of March 8, 2004, there were outstanding 4,334,875 shares of Common Stock and 1,306,043 shares of Class B Common Stock. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $122,856,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Part II of this report.

Portions of the Corporation's Proxy Statement, dated March 26, 2004, prepared for the Annual Meeting of Shareholders scheduled for April 27, 2004, are incorporated by reference in Part III of this report.

                                     PART I

Item 1.  Business

                 The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

                 The Company and its subsidiaries engage in one line of business, the distribution of men's footwear. The Company does not sell women's shoes because this market differs significantly from the men's market.

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

                  The principal brands of shoes sold by the Company are "Florsheim," "Nunn Bush," "Nunn Bush NXXT," "Brass Boot," "Stacy Adams," and "SAO by Stacy Adams." Trademarks maintained by the Company on these names are important to the business. The Company's products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions. The Company's footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the American male population.

                 The Company purchases finished shoes from outside suppliers around the world. The majority of these foreign-sourced purchases are denominated in U. S. dollars. There have been few inflationary pressures in the shoe industry in recent years and leather and other component prices have been stable. It is anticipated that, when necessary, selling price increases could be initiated to offset periodic increases in costs of purchased shoes. The Company previously assembled a small portion of its footwear at one plant in Beaver Dam, Wisconsin. In December 2003, the Company ceased its manufacturing operations. All inventory is now purchased from foreign suppliers. The Beaver Dam facility still operates the Company's reconditioning, rework and returned goods departments.

                 The Company's business is separated into two segments - wholesale and retail. Wholesale sales constituted approximately 88% of total sales in 2003, 91% in 2002 and 96% in 2001. At wholesale, shoes are marketed nationwide through more than 10,000 shoe, clothing and department stores. Sales are to unaffiliated customers, primarily in North America, with some distribution in Europe. Sales to the Company's largest customer, J. C. Penney, were 12% of total sales in 2003. There were no customers that accounted for 10% or more of total sales in 2002. Sales to the Company's largest customer, Brown Shoe Group, were 10% of total sales for 2001. The Company employs traveling salesmen who sell the Company's products to retail outlets. Shoes are shipped to these retailers primarily from the Company's distribution center maintained in Glendale, Wisconsin. Although there is no clearly identifiable seasonality in the men's footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with the industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States.

                 Retail sales constituted approximately 12% of total sales in 2003, 9% of total sales in 2002 and 4% of total sales in 2001. In the retail division, there are currently 30 company-operated stores in principal cities of the United States and three retail stores in major cities in Europe. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company's brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

                 As of December 31, 2003, the Company had $76.0 million of backlog orders, as compared with $72.5 million as of December 31, 2002. The Company believes these orders are firm, and all orders are expected to be filled within one year.

                 As of December 31, 2003, the Company employed approximately 408 persons. Of those 408 employees, approximately 32 were members of bargaining units. The Company ratified new contracts covering the majority of these employees during 2002 and in early 2003. Future wage and benefit increases under the contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

                  The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports upon written or telephone request. Investors can also access these reports through the Company's website, www.weycogroup.com.

Item 2.  Properties

                 The following facilities are operated by the Company and its subsidiaries:

                                                            Square
      Location               Character        Owned/Leased  Footage    % Utilized
      --------               ---------        ------------  -------    ----------
Glendale, Wisconsin    One story office
                       and distribution
                       center                 Owned         780,000        90%

Beaver Dam, Wisconsin  Multistory factory     Leased (1)    100,000        50%

Florence, Italy        One story office,
                       warehouse and
                       distribution facility  Leased (1)      9,500       100%

                            (1) Not material leases.

                 In addition to the above-described distribution and warehouse facilities, the Company operates thirty retail stores throughout the United States and three in Europe under various rental agreements. See Note 13 to Consolidated Financial Statements and Item 1. Business above.

Item 3.  Legal Proceedings

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Executive Officers of the Registrant

                                                                  Served
          Officer            Age           Office(s)               Since                       Business Experience
          -------            ---           ---------               -----                       -------------------
Thomas W. Florsheim, Jr.      45    Chairman and Chief Executive   1996            Chairman and Chief Executive Officer of the
                                    Officer                                        Company -- 2002 to present; President and
                                                                                   Chief Executive Officer of the Company -- 1999
                                                                                   to 2002; President and Chief Operating Officer
                                                                                   of the Company -- 1996 to 1999; Vice President
                                                                                   of the Company - 1988 to 1996

John W. Florsheim             40    President, Chief Operating     1996            President, Chief Operating Officer and
                                    Officer and Assistant                          Assistant Secretary of the Company - 2002 to
                                    Secretary                                      present; Executive Vice President, Chief
                                                                                   Operating Officer and Assistant Secretary of
                                                                                   the Company - 1999 to 2002; Executive Vice
                                                                                   President of the Company --1996 to 1999;
                                                                                   Vice President of the Company -- 1994 to
                                                                                   1996

James F. Gorman               60    Senior Vice President          1975            Senior Vice President of the Company - 2002
                                                                                   to present; Vice President of the Company --
                                                                                   1975 to 2002

Peter S. Grossman             60    Senior Vice President          1971            Senior Vice President of the Company - 2002
                                                                                   to present; Vice President of the Company --
                                                                                   1971 to 2002

John F. Wittkowske            44    Senior Vice President,         1993            Senior Vice President, Chief Financial
                                    Chief Financial Officer                        Officer and Secretary of the Company - 2002
                                    and Secretary                                  to present Vice President, Chief Financial
                                                                                   Officer and Secretary of the Company -- 1995
                                                                                   to 2002; Secretary/Treasurer of the Company
                                                                                   -- 1993 to 1995

        Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and
             Chairman Emeritus Thomas W. Florsheim is their father.

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder
            Matters and Issuer Purchases of Equity Securities

         Information required by this Item is set forth on pages 4, 19 and 25 of the Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

Item 6.  Selected Financial Data

         Information required by this Item is set forth on page 4 of the Annual
            Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

Item7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

         Information required by this Item is set forth on pages 5 through 8 of the Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures
            about Market Risk

         Information required by this Item is set forth on page 8 of the Annual
            Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         Information required by this Item is set forth on pages 9 through 22 of the Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures

         We changed independent accountants in June 2002 from Arthur Andersen
            LLP to Deloitte and Touche LLP. Information regarding the change in accountants was reported in our current report on Form 8-K dated June 14, 2002.

Item 9A. Control and Procedures

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

         There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information required by this Item is set forth on pages 1 through 5 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, and is incorporated herein by reference.

Item 11. Executive Compensation

         Information required by this Item is set forth on pages 8 through 12 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners of
            Management and Related Shareholder Matters

         Information required by this Item is set forth on pages 1,2, 11 and 12 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Information required by this Item is set forth on pages 11 and 12 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

         Information required by this Item is set forth on page 7 of the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, and is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K

   (a)   The following documents are filed as a part of this report:

                                                                     Page Reference
                                                                     to Annual Report
                                                                     ----------------
1. Financial Statements -

         Consolidated Statements of Earnings
             for the years ended December 31,
             2003, 2002 and 2001                                                9

         Consolidated Balance Sheets -
             December 31, 2003 and 2002                                        10

         Consolidated Statements of Shareholders'
             Investment for the years ended
             December 31, 2003, 2002 and 2001                                  11

         Consolidated Statements of Cash Flows
             for the years ended December 31,
             2003, 2002 and 2001                                               12

         Notes to Consolidated Financial
             Statements for the years ended
             December 31, 2003, 2002 and 2001                             13 - 22

         Reports of Independent Auditors                                  23 - 24

                                                                     Page Reference
                                                                      to Form 10-K
                                                                    ----------------
2. Financial Statement Schedules for the years ended
   December 31, 2003, 2002 and 2001 -

         Schedule II  -  Valuation and Qualifying
                         Accounts                                               9

         Reports of Independent Auditors                                  10 - 11

         All other schedules have been omitted because of the absence of the conditions under which they are required.

3. Exhibits and Exhibit Index. See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as a exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

    (b)  Reports on Form 8-K

           One report on Form 8-K was filed during the fourth quarter of 2003.
             On October 23, 2003, the Company filed a press release announcing its results for the quarter ended September 30, 2003.

                                                                     SCHEDULE II

                                WEYCO GROUP, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                              Deducted from Assets
                                         -----------------------------------------------------------
                                           Doubtful       Cash         Returns and
                                           Accounts     Discounts       Allowances          Total
                                         -----------   ------------   --------------   -------------
BALANCE, DECEMBER 31, 2000                 1,650,000   $     69,000   $    1,080,000   $   2,799,000

     Add - Additions charged to
                earnings                     460,972        208,885        6,445,176       7,115,033

     Deduct - Charges for purposes for
                   which reserves were
                   established              (310,972)      (208,885)      (6,445,176)     (6,965,033)
                                         -----------   ------------   --------------   -------------
BALANCE, DECEMBER 31, 2001               $ 1,800,000   $     69,000   $    1,080,000   $   2,949,000
     Add - Additions charged to
                earnings                     898,836        251,358        6,786,515       7,936,709
           Acquisition - related
                charges                    1,902,375             --               --       1,902,375

     Deduct - Charges for purposes for
                which reserves were
                established               (1,726,211)      (320,358)      (6,786,515)     (8,833,084)
                                         -----------   ------------   --------------   -------------
BALANCE, DECEMBER 31, 2002               $ 2,875,000   $         --   $    1,080,000   $   3,955,000

     Add - Additions charged to
                earnings                     413,330             --        5,240,124       5,653,454

     Deduct - Charges for purposes for
                   which reserves were
                   established            (1,270,330)  (         --)      (4,615,124)     (5,885,454)
                                         -----------   ------------   --------------   -------------
BALANCE, DECEMBER 31, 2003               $ 2,018,000   $         --   $    1,705,000   $   3,723,000
                                         ===========   ============   ==============   =============

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Weyco Group, Inc.

We have audited the consolidated financial statements of Weyco Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for the years then ended and have issued our report thereon dated February 20, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the application of procedures relating to certain disclosures and reclassifications of financial statement amounts related to the 2001 financial statements that were audited by other auditors who have ceased operations); such financial statements and our report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the 2003 and 2002 consolidated financial statement schedules of the Company. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2003 and 2002 financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The consolidated financial statement schedule for the year ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 14, 2002, that such 2001 financial statement schedule fairly states in all material respects the financial data required to be set forth therein in relation to the basic 2001 consolidated financial statements taken as a whole (prior to the disclosures and reclassifications referred to above).

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin,
February 20, 2004.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
February 14, 2002.

                                  EXHIBIT INDEX

                                                         Incorporated Herein
Exhibit                 Description                       By Reference To
-------                -----------                        ---------------
 2.1        Asset Purchase Agreement, Florsheim        Exhibit 2.1 to Form
               Group, Inc., dated March 3, 2002          10-K for Year Ended
                                                         December 31, 2001

 3.1        Articles of Incorporation as Restated      Exhibit 3.1 to Form
               August 29, 1961, and Last Amended         10-K for Year Ended
               April 25, 1990                            December 31, 1990

 3.2        Bylaws as Revised January 21, 1991         Exhibit 3.2 to Form
               and Last Amended January 28, 2002         10-K for Year Ended
                                                         December 31, 2001

10.1*       Consulting Agreement - Thomas W.           Exhibit 10.1 to Form
               Florsheim, dated December 28, 2000        10-K for Year Ended
                                                         December 31, 2001

10.2*       Employment Agreement - Thomas W.           Exhibit 10.2 to Form
               Florsheim, Jr., dated January 1, 1997,    10-K for Year Ended
               as amended January 1, 1999 and            December 31, 1996, and
               January 1, 2004                           Amendment No. 1 filed as
                                                         Exhibit 10.2 to Form 10-K
                                                         for Year Ended December
                                                         31, 1998, and Amendment
                                                         No. 2 filed as Exhibit 10.2
                                                         with this 10-K

10.3*       Employment Agreement - John W.             Exhibit 10.3 to Form
               Florsheim, dated January 1, 1997,         10-K for Year Ended
               as amended January 1, 1999 and            December 31, 1996, and
               January 1, 2004                           Amendment No. 1 filed as
                                                         Exhibit 10.3 to Form 10-K
                                                         for Year Ended December
                                                         31, 1998 and Amendment
                                                         No. 2 filed as Exhibit
                                                         10.3 with this 10-K

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

10.6*       Excess Benefits Plan - Restated Effective  Exhibit 10.6 to Form
               as of January 1, 1989                     10-K for Year Ended
                                                         December 31, 1991

                                                        Incorporated Herein
Exhibit               Description                         By Reference To
-------               -----------                         ---------------
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

10.14*        Change of Control Agreement              Exhibit 10.14 to Form
                John Wittkowske, dated                  10-K for Year Ended
                January 26, 1998                        December 31, 1997

10.15*        Change of Control Agreement              Exhibit 10.15 to Form
                Peter S. Grossman, dated                10-K for Year Ended
                January 26, 1998                        December 31, 1997

10.16*        Change of Control Agreement              Exhibit 10.16 to Form
                James F. Gorman, dated                  10-K for Year Ended
                January 26, 1998                        December 31, 1997

10.17*        Change of Control Agreement              Exhibit 10.17 to Form
                David N. Couper, dated                  10-K for Year Ended
                January 26, 1998                        December 31, 1997

13            Annual Report to Shareholders

21            Subsidiaries of the Registrant

                                                           Incorporated Herein
Exhibit                      Description                     By Reference To
-------                      -----------                     ---------------

23.1           Independent Auditors' Consent
                   Dated March 11, 2004

31.1           Certification of Principal Executive Officer

31.2           Certification of Principal Financial Officer

32.1           Section 906 Certification of Chief
                   Executive Officer

32.2            Section 906 Certification of Chief
                   Financial Officer

               *Management contract or compensatory plan
                   or arrangement

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
          (Registrant)

By /s/ John Wittkowske                                            March 12, 2004
---------------------------------------------------
John Wittkowske, Senior Vice President - Chief Financial Officer

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

                      Signatures and Titles                                          Date
                      ---------------------                                          ----
/s/ Thomas W. Florsheim                                                           March 12, 2004
--------------------------------------------------------------         -------------------------------
Thomas W. Florsheim, Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.                                                      March  12, 2004
--------------------------------------------------------------         -------------------------------
Thomas W. Florsheim, Jr., Chairman of the Board
    and Chief Executive Officer

/s/ John W. Florsheim                                                             March 12, 2004
--------------------------------------------------------------         -------------------------------
John W. Florsheim, President and Chief
    Operating Officer and Director

/s/ John Wittkowske                                                               March 12, 2004
--------------------------------------------------------------         -------------------------------
John Wittkowske, Senior Vice President, Chief
  Financial Officer and Secretary
 (Principal Accounting Officer)

/s/ Virgis W. Colbert                                                             March 12, 2004
--------------------------------------------------------------         -------------------------------
Virgis W. Colbert, Director

/s/ Robert Feitler                                                                March  12, 2004
--------------------------------------------------------------         -------------------------------
Robert Feitler, Director

/s/ Leonard J. Goldstein                                                          March 12, 2004
--------------------------------------------------------------         -------------------------------
Leonard J. Goldstein, Director

/s/ Frederick P. Stratton, Jr.                                                    March 12, 2004
--------------------------------------------------------------         -------------------------------
Frederick P. Stratton, Jr., Director