Form 10-Q
period 2004-03-31
WEYCO GROUP INC
filed 2004-05-07
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004
                              --------------------------

                         Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------

Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          WISCONSIN                                           39-0702200
-------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                           333 W. Estabrook Boulevard
                                 P. O. Box 1188
                           Milwaukee, Wisconsin 53201
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 908-1600
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of April 26, 2004 the following shares were outstanding:

   Common Stock, $1.00 par value                         4,338,875 Shares
   Class B Common Stock, $1.00 par value                 1,306,043 Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                     ASSETS


                                                                        March 31            December 31
                                                                          2004                 2003
                                                                      ------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents                                        $  7,911,001         $  9,091,567
     Marketable securities                                               3,729,197            4,206,100
     Accounts receivable, net                                           38,835,619           29,900,197
     Accrued income tax receivable                                              --              228,074
     Inventories -- finished shoes                                      36,736,510           43,727,578
     Deferred income tax benefits                                        1,985,878            2,483,037
     Prepaid expenses and other current assets                             949,681              968,264
                                                                      ------------         ------------
 Total current assets                                                   90,147,886           90,604,817

MARKETABLE SECURITIES                                                    7,535,243            6,273,638

OTHER ASSETS                                                            13,730,819           13,750,574

PLANT AND EQUIPMENT                                                     40,651,798           40,914,250
  Less - Accumulated depreciation                                       11,310,433           11,224,993
                                                                      ------------         ------------
                                                                        29,341,365           29,689,257
TRADEMARK                                                               10,867,969           10,867,969
                                                                      ------------         ------------
                                                                      $151,623,282         $151,186,255
                                                                      ============         ============


                     LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-term borrowings                                            $ 24,969,660         $ 27,944,830
     Accounts payable                                                    5,813,425            7,465,606
     Dividend payable                                                      555,462              563,642
     Accrued liabilities                                                 6,310,449            8,279,846
     Accrued income taxes                                                2,263,958                   --
                                                                      ------------         ------------
                            Total current liabilities                   39,912,954           44,253,924

LONG-TERM PENSION LIABILITY                                              3,109,154            3,077,285

DEFERRED INCOME TAX LIABILITIES                                          5,006,478            5,009,158

SHAREHOLDERS' INVESTMENT:
     Common stock                                                        5,644,918            5,630,418
     Other shareholders' investment                                     97,949,778           93,215,470
                                                                      ------------         ------------
                                                                      $151,623,282         $151,186,255
                                                                      ============         ============



See notes to consolidated condensed financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)



                                                         2004                  2003
                                                     ------------          ------------
NET SALES                                            $ 61,743,369          $ 60,379,924

COST OF SALES                                          40,484,710            40,195,100
                                                     ------------          ------------
               Gross earnings                          21,258,659            20,184,824

SELLING AND ADMINISTRATIVE EXPENSES                    12,776,351            12,447,444
                                                     ------------          ------------
               Earnings from operations                 8,482,308             7,737,380

INTEREST INCOME                                           120,863               149,826

INTEREST EXPENSE                                         (167,485)             (351,962)

OTHER INCOME (EXPENSE)                                    (32,990)               20,950
                                                     ------------          ------------
               Earnings before provision for
                    income taxes                        8,402,696             7,556,194

PROVISION FOR INCOME TAXES                              3,250,000             2,885,000
                                                     ------------          ------------
               Net earnings                          $  5,152,696          $  4,671,194
                                                     ============          ============


WEIGHTED AVERAGE SHARES
     OUTSTANDING (Note 2)
          Basic                                         5,637,793             5,685,509
          Diluted                                       5,837,573             5,843,840

EARNINGS PER SHARE (Note 2)
          Basic                                      $        .91          $        .82
                                                     ============          ============
          Diluted                                    $        .88          $        .80
                                                     ============          ============

CASH DIVIDENDS PER SHARE                             $        .10          $        .09
                                                     ============          ============


See notes to consolidated condensed financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)





                                                                                            2004                 2003
                                                                                         -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ..............................................................         $ 5,152,696          $ 4,671,194
     Adjustments to reconcile net earnings to net cash
        provided by operating activities --
          Depreciation .........................................................             678,422              667,439
          Amortization .........................................................              48,649               46,755
          Deferred income taxes ................................................             494,479              111,000
          Deferred compensation expense ........................................              17,400               49,323
          Pension expense ......................................................             150,000              150,000
          Gain on sale of assets ...............................................             (84,704)                  --
          Increase in cash surrender value of life insurance ...................            (102,000)             (93,000)
     Changes in operating assets and liabilities --
          Accounts receivable ..................................................          (8,935,422)          (9,044,392)
          Inventories ..........................................................           6,991,068           (1,457,116)
          Prepaids and other current assets ....................................              18,584              323,253
          Accounts payable .....................................................          (1,652,181)           6,843,872
          Accrued liabilities and other ........................................          (2,103,152)          (1,091,131)
          Accrued income taxes .................................................           2,492,032            3,548,331
                                                                                         -----------          -----------
               Net cash provided by operating activities .......................           3,165,871            4,725,528
                                                                                         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities .........................................          (1,412,909)            (700,000)
     Proceeds from maturities of marketable securities .........................             626,313            1,216,390
     Purchase of plant and equipment ...........................................            (345,023)          (1,038,628)
     Proceeds from sales of plant and equipment ................................              90,611                   --
                                                                                         -----------          -----------
               Net cash used for investing activities ..........................          (1,041,008)            (522,238)
                                                                                         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid .......................................................            (572,272)            (490,810)
     Proceeds from stock options exercised .....................................             242,013               64,025
     Net (repayments) borrowings under
          revolving credit agreement ...........................................          (2,975,170)           3,150,717
                                                                                         -----------          -----------
               Net cash (used for) provided by financing activities ............          (3,305,429)           2,723,932
                                                                                         -----------          -----------

     Net (decrease) increase in cash and cash equivalents ......................          (1,180,566)           6,927,222
                                                                                         -----------          -----------

CASH AND CASH EQUIVALENTS at beginning of period ...............................         $ 9,091,567          $ 7,301,104
                                                                                         -----------          -----------

CASH AND CASH EQUIVALENTS at end of period .....................................         $ 7,911,001          $14,228,326
                                                                                         ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid, net of refunds .........................................         $   129,500          $  (937,710)
                                                                                         ===========          ===========
     Interest paid .............................................................         $   153,745          $   396,679
                                                                                         ===========          ===========


See notes to consolidated condensed financial statements.

NOTES:
(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results for the full year.

(2) The following table sets forth the computation of net earnings per share and diluted net earnings per share:


                                                             March 31, 2004               March 31, 2003
                                                             --------------               --------------
          Numerator:
           Net Earnings ................................     $    5,152,696               $    4,671,194
                                                             ==============               ==============
          Denominator:
            Basic weighted average shares ..............          5,637,793                    5,685,509
            Effect of dilutive securities:
              Employee stock options ...................            199,780                      158,331
                                                             --------------               --------------
           Diluted weighted average shares .............          5,837,573                    5,843,840
                                                             ==============               ==============
         Basic earnings per share ......................     $          .91               $          .82
                                                             ==============               ==============
         Diluted earnings per share ....................     $          .88               $          .80
                                                             ==============               ==============



      Diluted weighted average shares outstanding for the first quarter of 2004 exclude outstanding options to purchase 5,412 shares of common stock at a price of $36.94 because they are antidilutive. Diluted weighted average shares outstanding for the first quarter of 2003 include all outstanding options, as none are antidilutive.

  (3) The components of the Company's net periodic pension cost are:

                                                                        March 31, 2004               March 31, 2003
                                                                        --------------               --------------
         Benefits earned during the period .......................      $      196,000               $      143,000
         Interest cost on projected benefit obligation ...........             396,000                      366,000
         Expected return on plan assets ..........................            (498,000)                    (418,000)
         Net amortization and deferral ...........................              56,000                       59,000
                                                                        --------------               --------------
            Net pension expense ..................................      $      150,000               $      150,000



        The Company has not and does not expect to make any contributions to its defined benefit pension plan in 2004.

  (4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for the quarters ended March 31, 2004 and 2003 is:

                                                   Wholesale
                                                 Distribution                Retail                     Total
                                                 -----------               -----------               -----------
          MARCH 31, 2004
          Product sales ....................     $54,540,000               $ 6,451,000               $60,991,000
          Licensing revenues ...............         752,000                        --                   752,000
                                                 -----------               -----------               -----------
             Net sales .....................      55,292,000                 6,451,000                61,743,000
          Earnings from operations .........       7,585,000                   897,000                 8,482,000

          MARCH 31, 2003
          Product sales ....................     $53,944,000               $ 5,679,000               $59,623,000
          Licensing revenues ...............         757,000                        --                   757,000
                                                 -----------               -----------               -----------
             Net sales .....................      54,701,000                 5,679,000                60,380,000
         Earnings from operations ..........       7,138,000                   599,000                 7,737,000


(5) The Company has stock option plans under which options to purchase Common Stock are granted to officers and key employees at prices not less than the fair market value of the Common Stock on the date of the grant. The Company accounts for such stock option grants under the provisions of APB Opinion #25, "Accounting for Stock Issued to Employees." No stock-based employee compensation expense has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on quarterly net earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, to stock-based employee compensation.

                                                                     March 31                    March 31
                                                                      2004                         2003
                                                                  -------------               -------------
         Net earnings, as reported .........................      $   5,152,696               $   4,671,194
           Deduct:  Total stock-based employee
             compensation expense determined
             under the fair value based method for
             all awards, net of related tax effects ........                 --                      83,170
                                                                  -------------               -------------

         Pro forma net income ..............................      $   5,152,696               $   4,588,024
                                                                  =============               =============

         Earnings per share
           Basic - as reported .............................      $         .91               $         .82
           Basic - pro forma ...............................      $         .91               $         .81

           Diluted - as reported ...........................      $         .88               $         .80
           Diluted - pro forma .............................      $         .88               $         .79


 (6) Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in thousands):


                                                                 Three Months Ended
                                                             --------------------------
                                                             March 31          March 31
                                                               2004              2003
                                                             -------          ---------
            Net earnings                                      $5,153             $4,671
            Foreign currency translation adjustments             (82)               173
                                                              ------             ------
               Total comprehensive income                     $5,071             $4,844
                                                              ======             ======



        The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets are as follows (in thousands):

                                                                 March 31        December 31
                                                                   2004             2003
                                                                 --------        -----------
            Foreign currency translation adjustments              $27              $109


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

OVERVIEW

The Company is a distributor of men's casual, dress and fashion shoes under the Florsheim, Nunn Bush, Nunn Bush NXXT, Brass Boot, Stacy Adams and SAO by Stacy Adams brand names. Inventory is purchased from third party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company's products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe. The Company also has a retail division, which consists of 30 Company-owned retail stores in the United States and three in Europe. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company's results are primarily impacted by the economic conditions and the retail environment in the United States.

Overall, net earnings increased from $4,671,000, or $.80 per diluted share for the first quarter of 2003, to $5,153,000, or $.88 per diluted share for the first quarter of 2004. For the first quarter of 2004, the Company had increases in both its wholesale and retail operations. These increases along with a 1% increase in overall gross margins resulted in the increase in earnings for the quarter. A more detailed analysis of operating results follows.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $11,640,000 at March 31, 2004 as compared with $13,298,000 at December 31, 2003. In the first quarter of 2004, the primary source of cash was operations, while the primary use of cash was the repayment of long term debt.

Net cash provided by operating activities for the first quarter of 2004 was down $1.6 million compared with the same period in 2003. The increase in net earnings of $.5 million, offset by a $1.5 million deferred compensation payment (which is included in accrued liabilities and other) were the principal items affecting the change in cash provided by operations. The changes in inventory and accounts payable are due to timing, and together had no impact on the decrease in operating cash flows.

The increase in net cash used for investing activities is primarily due to an increase in marketable securities during the first quarter of 2004, as compared with a decrease during the same period of 2003. This is due to differences in the timing of investments and maturities between periods. Also, in the first quarter of 2003, $600,000 of the $1 million of capital expenditures was related to the 2003 expansion and reconfiguration of the Company's distribution center. The lower capital spending in 2004 represents a more normal level of quarterly expenditures.

Cash flows from financing activities decreased due to first quarter 2004 repayments of borrowings. As of March 31, 2004, the Company had a total of $50 million available under its existing borrowing facility, of which total borrowings were $25.0 million. This facility includes certain financial covenants, including minimum net worth levels, minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a minimum ratio of funded debt to EBITDA. As of March 31, 2004 the Company was in compliance with all covenants.

The Company intends to use its 2004 operating cash flows primarily to reduce outstanding borrowings and pay dividends.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2004.

RESULTS OF OPERATIONS

Overall net sales increased 2.3%, from $60,380,000 for the first quarter of 2003 to $61,743,000 for the first quarter of 2004. The increase resulted from increases in both the wholesale and retail divisions. Wholesale net sales for the current quarter were $54.5 million versus $53.9 million in the first quarter last year. This increase resulted from increases of 9% and 1% in the Stacy Adams and Nunn Bush divisions, respectively, while Florsheim division sales were down 11% for the quarter. The increase in the Stacy Adams division was due to a 16% increase in the Company's dress shoe business. The decrease in the Florsheim division sales was due to the Company discontinuing distribution to several retailers whose image and environment was not appropriate for the Florsheim brand. The Company also sold less closeout product in 2004. While sales of Florsheim product were down, the Company still expects to show an increase in Florsheim sales for 2004. Retail net sales were $6.5 million this year, compared with $5.7 million last year. Same store sales increased 13% in the first quarter of 2004. Also included in overall net sales are licensing revenues of $752,000 in the first quarter of 2004 as compared with $757,000 in the same period of 2003.

Gross earnings as a percent of net sales increased from 33.4% for the first quarter of 2003 to 34.4% for the first quarter of 2004. This is the result of increased gross earnings as a percent of net sales in the wholesale division, which increased from 30.4% in 2003 to 31.2% in 2004. Retail gross margins were flat. The increase in wholesale gross margins resulted from an increase in margins at the Company's Florsheim division. This increase resulted from a reduction of closeout sales. However, the gross margin dollars generated from the increase in gross margin percentages offset the loss in gross margins dollars resulting from the decrease in volume for the Florsheim division. Margins at the Company's Stacy Adams and Nunn Bush divisions were flat.

Selling and administrative expenses as a percent of net sales were 20.6% for the first quarter of 2003 versus 20.7% in 2004. Wholesale selling and administrative expenses as a percent of net sales were 17.4% in 2003 and 17.5% in 2004, and retail selling and administrative expenses as a percent of net sales were 51.6% in 2003 and 48.2% in 2004. The decrease in retail selling and administrative expenses as a percent of net sales is primarily due to the fixed component, principally rent and occupancy costs, of selling and administrative expenses relative to net sales.

Interest income for the first quarter of 2004 was $121,000 as compared with $150,000 for the same period in 2003. This decrease was due to reductions in the average balance of cash and marketable securities outstanding between 2003 and 2004.

Interest expense for the first quarter of 2004 was $167,000 as compared with $352,000 for the first quarter of 2003. The decrease is primarily due to a reduction in the average balance of borrowings.

The effective tax rate for the first quarter of 2004 is 38.7% as compared with 38.2% in 2003. This slight increase is due to decreased municipal bond income this year relative to pre-tax earnings, which results in an increase in the effective tax rate.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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


                           PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     In April 1998, the Company first authorized a stock repurchase program to purchase 750,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Board of Directors extended the stock repurchase program to cover the repurchase of 750,000 additional shares. Therefore, 2.25 million shares have been authorized for repurchase since the program began. The Company did not repurchase any shares under the program during the quarter ended March 31, 2004. Considering previous years' repurchases, as of March 31, 2004 the Company had 813,100 shares of Common Stock remaining under the program. The repurchase authorization does not expire.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held April 27, 2004 to elect two members to the Board of Directors.

     Thomas W. Florsheim and Leonard J. Goldstein were nominated for election to the Board of Directors for terms of three years. A total of 4,986,563 votes were cast for the nominees, with 4,693,929 votes cast for and 292,634 votes withheld for Mr. Florsheim, and 4,965,533 votes cast for and 21,030 votes withheld for Mr. Goldstein. Thomas
     W. Florsheim, Jr. and Robert Feitler continue as Directors of the Company for a term expiring in 2005. Virgis W. Colbert, John W. Florsheim, and Frederick P. Stratton continue as Directors of the Company for a term expiring in 2006.

Item 6.  Exhibits and Reports on Form 8-K

     See the Exhibit Index included herewith for a listing of Exhibits. There was one 8-K Filing during the quarter. On February 23, 2004, the Company filed a press release announcing its results for the quarter ended December 31, 2003.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WEYCO GROUP, INC.



    May 7, 2004                          /s/ John  F. Wittkowske
--------------------                     -----------------------
         Date                              John F. Wittkowske
                                           Senior Vice President
                                           Chief Financial Officer

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                             DATE OF March 31, 2004


                                                              INCORPORATED
EXHIBIT                                                        HEREIN BY       FILED
NUMBER                   DESCRIPTION                          REFERENCE TO   HEREWITH
------   --------------------------------------------         ------------   --------
31.1     Certification of Principal Executive Officer                           X

31.2     Certification of Principal Financial Officer                           X

32.1     Section 906 Certification of Chief
          Executive Officer                                                     X

32.2     Section 906 Certification of Chief
          Financial Officer                                                     X