Form 10-Q
period 2004-06-30
WEYCO GROUP INC
filed 2004-07-30
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004
                              ----------------------------------------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission file number       0-9068
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

                                 (414) 908-1600
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No
     -------                         ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X                         No
     -------                         ------

As of July 23, 2004 the following shares were outstanding:

     Common Stock, $1.00 par value                          4,415,388    Shares
     Class B Common Stock, $1.00 par value                  1,304,693    Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                                  June 30      December 31
                                                                    2004           2003
                                                                ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents................................. $  8,759,585   $  9,091,567
     Marketable securities.....................................    2,017,295      4,206,100
     Accounts receivable, net..................................   30,621,665     29,900,197
     Accrued income tax receivable.............................      270,380        228,074
     Inventories - finished shoes..............................   50,238,390     43,727,578
     Deferred income tax benefits..............................    1,975,919      2,483,037
     Prepaid expenses and other current assets.................    1,115,182        968,264
                                                                ------------   ------------
 Total current assets..........................................   94,998,416     90,604,817

MARKETABLE SECURITIES..........................................    7,905,307      6,273,638

OTHER ASSETS...................................................   13,715,457     13,750,574

PLANT AND EQUIPMENT............................................   40,837,599     40,914,250
  Less - Accumulated depreciation..............................   11,946,242     11,224,993
                                                                ------------   ------------
                                                                  28,891,357     29,689,257
TRADEMARK......................................................   10,867,969     10,867,969
                                                                ------------   ------------
                                                                $156,378,506   $151,186,255
                                                                ============   ============

                       LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-term borrowings..................................... $ 22,961,572   $ 27,944,830
     Accounts payable..........................................    9,154,141      7,465,606
     Dividend payable..........................................      613,773        563,642
     Accrued liabilities.......................................    7,207,606      8,279,846
                                                                ------------   ------------
Total current liabilities......................................   39,937,092     44,253,924

LONG-TERM PENSION LIABILITY....................................    3,169,263      3,077,285

DEFERRED INCOME TAX LIABILITIES................................    4,939,645      5,009,158

SHAREHOLDERS' INVESTMENT:
     Common stock..............................................    5,720,081      5,630,418
     Other shareholders' investment............................  102,612,425     93,215,470
                                                                ------------   ------------
                                                                $156,378,506   $151,186,255
                                                                ============   ============


See notes to consolidated condensed financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                             Three Months ended June 30              Six Months ended June  30
                                                          ---------------------------------       ---------------------------------
                                                               2004               2003                2004                  2003
                                                          -------------       -------------       -------------       -------------
NET SALES................................................ $  49,786,360       $  51,000,284       $ 111,529,729       $ 111,380,208

COST OF SALES............................................    31,616,365          33,229,404          72,101,075          73,270,016
                                                          -------------       -------------       -------------       -------------
               Gross earnings............................    18,169,995          17,770,880          39,428,654          38,110,192

SELLING AND ADMINISTRATIVE EXPENSES......................    11,806,927          11,951,309          24,583,278          24,553,242
                                                          -------------       -------------       -------------       -------------
               Earnings from operations..................     6,363,068           5,819,571          14,845,376          13,556,950

INTEREST INCOME..........................................       120,143             122,142             241,006             271,968

INTEREST EXPENSE.........................................       (98,853)           (310,390)           (266,338)           (662,352)

OTHER INCOME AND EXPENSE, net............................       (10,143)            177,121             (43,133)            198,072
                                                          -------------       -------------       -------------       -------------
               Earnings before provision for
                    income taxes.........................     6,374,215           5,808,444          14,776,911          13,364,638

PROVISION FOR INCOME TAXES...............................     2,400,000           2,215,000           5,650,000           5,100,000
                                                          -------------       -------------       -------------       -------------
               Net earnings.............................. $   3,974,215       $   3,593,444       $   9,126,911       $   8,264,638
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)
          Basic..........................................     5,666,843           5,693,234           5,653,375           5,689,650
          Diluted........................................     5,854,174           5,898,075           5,838,322           5,872,581

EARNINGS PER SHARE (Note 2):
          Basic.......................................... $         .70       $         .63       $        1.61       $        1.45
                                                          =============       =============       =============       =============
          Diluted........................................ $         .68       $         .61       $        1.56       $        1.41
                                                          =============       =============       =============       =============

CASH DIVIDENDS PER SHARE................................. $         .11       $         .09       $         .21       $         .18
                                                          =============       =============       =============       =============


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                                                                                             2004            2003
                                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings ...................................................................   $  9,126,911    $  8,264,638
     Adjustments to reconcile net earnings to net cash
        provided by operating activities -
          Depreciation ..............................................................      1,318,821       1,023,686
          Amortization ..............................................................         65,801          93,510
          Deferred income taxes .....................................................        437,605        (100,000)
          Deferred compensation expense .............................................         27,600          98,646
          Pension expense ...........................................................        356,480         300,000
          Gain on sale of assets ....................................................        (88,392)        (22,194)
          Increase in cash surrender value of life insurance ........................       (204,000)       (186,000)
     Changes in operating assets and liabilities -
          Accounts receivable .......................................................       (721,468)      2,312,498
          Inventories ...............................................................     (6,510,812)      4,879,367
          Prepaids and other current assets .........................................       (146,918)        228,922
          Accounts payable ..........................................................      1,688,535      (5,202,623)
          Accrued liabilities and other .............................................     (1,318,715)        485,336
          Accrued income taxes ......................................................        (42,306)        334,040
                                                                                        ------------    ------------
               Net cash provided by operating activities ............................      3,989,142      12,509,826
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities ..............................................     (2,324,390)     (3,400,000)
     Proceeds from maturities of marketable securities ..............................      2,876,603       2,337,462
     Purchase of plant and equipment ................................................       (538,288)     (5,370,406)
     Proceeds from sales of plant and equipment .....................................         95,111          29,123
                                                                                        ------------    ------------
               Net cash provided by (used for)
                   investing activities .............................................        109,036      (6,403,821)
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid ............................................................     (1,136,363)     (1,024,685)
     Proceeds from stock options exercised ..........................................      1,689,461         261,365
     Net (repayments) borrowings under
          revolving credit agreement ................................................     (4,983,258)        101,687
                                                                                        ------------    ------------
               Net cash used for financing activities ...............................     (4,430,160)       (661,633)
                                                                                        ------------    ------------

     Net (decrease) increase in cash and cash equivalents ...........................       (331,982)      5,444,372
                                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS at beginning of period ....................................   $  9,091,567    $  7,301,104
                                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS at end of period ..........................................   $  8,759,585    $ 12,745,476
                                                                                        ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid, net of refunds ..............................................   $  5,134,500    $  4,602,590
                                                                                        ============    ============
     Interest paid ..................................................................   $    235,850    $    684,772
                                                                                        ============    ============



See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 2004, are not necessarily indicative of results for the full year.

(2) The following table sets forth the computation of net earnings per share and diluted net earnings per share:

                                                       Three Months Ended June 30   Six Months Ended June 30
                                                       --------------------------   ------------------------
                                                           2004           2003         2004           2003
                                                       ------------   -----------   ----------    ----------
Numerator:
  Net Earnings ......................................... $3,974,215   $3,593,444    $9,126,911    $8,264,638
                                                         ==========   ==========    ==========    ==========


Denominator:
  Basic weighted average shares ........................  5,666,843    5,693,234     5,653,375     5,689,650
  Effect of dilutive securities:
    Employee stock options .............................    187,331      204,841       184,947       182,931
                                                         ----------   ----------    ----------    ----------
  Diluted weighted average shares ......................  5,854,174    5,898,075     5,838,322     5,872,581
                                                         ==========   ==========    ==========    ==========

Basic earnings per share ............................... $      .70   $      .63    $     1.61    $     1.45
                                                         ==========   ==========    ==========    ==========

Diluted earnings per share ............................. $      .68   $      .61    $     1.56    $     1.41
                                                         ==========   ==========    ==========    ==========


       Diluted weighted average shares outstanding for the three months and six months ended June 30, 2004 exclude outstanding options to purchase 5,412 shares of common stock at a weighted-average price of $36.94 because they are antidilutive. Diluted weighted average shares outstanding for the three months and six months ended June 30, 2003 exclude outstanding options to purchase 156,375 shares of common stock at a weighted-average price of $33.69 because they are antidilutive.

(3)    The components of the Company's net periodic pension cost are:


                                                           Three Months Ended June 30       Six Months Ended June 30
                                                           --------------------------       ------------------------
                                                               2004           2003            2004           2003
                                                            ---------      ---------        ---------      ---------
Benefits earned during the period .......................   $ 196,000      $ 143,000        $ 392,000      $ 286,000
Interest cost on projected benefit obligation ...........     396,000        366,000          792,000        732,000
Expected return on plan assets ..........................    (498,000)      (418,000)        (996,000)      (836,000)
Net amortization and deferral ...........................     112,000         59,000          168,000        118,000
                                                            ---------      ---------        ---------      ---------
   Net pension expense ..................................   $ 206,000      $ 150,000        $ 356,000      $ 300,000


       The Company has not and does not expect to make any contributions to its defined benefit pension plan in 2004.

 4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for the periods ended June 30, 2004 and 2003 is:

                                             Wholesale
                                             Distribution      Retail         Total
                                             ------------   ------------   ------------
THREE MONTHS ENDED JUNE 30
   2004
Product sales ............................   $ 42,315,000   $  6,521,000   $ 48,836,000
Licensing revenues .......................        950,000             --        950,000
                                             ------------   ------------   ------------
  Net sales ..............................     43,265,000      6,521,000     49,786,000
Earnings from operations .................      5,335,000      1,028,000      6,363,000

   2003
Product sales ............................   $ 44,096,000   $  6,150,000   $ 50,246,000
Licensing revenues .......................        754,000             --        754,000
                                             ------------   ------------   ------------
  Net sales ..............................     44,850,000      6,150,000     51,000,000
Earnings from operations .................      4,802,000      1,018,000      5,820,000


SIX MONTHS ENDED JUNE 30
   2004
Product sales ............................   $ 96,856,000   $ 12,972,000   $109,828,000
Licensing revenues .......................      1,702,000             --      1,702,000
                                             ------------   ------------   ------------
  Net sales ..............................     98,558,000     12,972,000    111,530,000
Earnings from operations .................     12,920,000      1,925,000     14,845,000

   2003
Product sales ............................   $ 98,038,000     11,828,000   $109,866,000
Licensing revenues .......................      1,514,000             --      1,514,000
                                             ------------   ------------   ------------
  Net sales ..............................     99,552,000     11,828,000    111,380,000
Earnings from operations .................     11,940,000      1,617,000     13,557,000

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

                                                                        Three Months ended June 30       Six Months ended June 30
                                                                            2004            2003           2004             2003
                                                                       -------------   -------------   -------------   -------------
Net earnings, as reported .........................................    $   3,974,215   $   3,593,444   $   9,126,911   $   8,264,638
 Deduct:  Total stock-based employee
   compensation expense determined
   under the fair value based method for
   all awards, net of related tax effects .........................           64,126         265,159          64,126         348,329
                                                                       -------------   -------------   -------------   -------------

Pro forma net income ..............................................    $   3,910,089   $   3,328,285   $   9,062,785   $   7,916,309
                                                                       -------------   -------------   -------------   -------------

Earnings per share
 Basic - as reported ..............................................    $         .70   $         .63   $        1.61   $        1.45
 Basic - pro forma ................................................    $         .69   $         .58   $        1.60   $        1.39

 Diluted - as reported ............................................    $         .68   $         .61   $        1.56   $        1.41
 Diluted - pro forma ..............................................    $         .67   $         .56   $        1.55   $        1.35


(6) Comprehensive income for the periods ended June 30, 2004 and 2003 is as follows (in thousands):

                                                                     Three Months Ended  June 30            Six Months ended June 30
                                                                       2004               2003             2004                2003
                                                                     -------            -------           -------            -------
Net earnings........................................................ $ 3,974            $ 3,593           $ 9,127            $ 8,265
 Foreign currency translation
   adjustments......................................................     (61)               266              (143)               438
                                                                     -------            -------           -------            -------
     Total comprehensive income..................................... $ 3,913            $ 3,859           $ 8,984            $ 8,703


       The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets are as follows (in thousands):

                                                              June 30, 2004               December 31, 2003
                                                              -------------               -----------------
           Foreign currency translation adjustments..........     $(34)                        $109

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company designs and markets moderately priced and better-grade men's branded footwear for casual, fashion and dress lifestyles. The principal brands of shoes sold by the Company are Florsheim, Nunn Bush, Nunn Bush NXXT, Brass Boot, Stacy Adams and SAO by Stacy Adams. Inventory is purchased from third party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company's products are sold to department store chains, shoe store chains, specialty shoe stores and shoe boutiques primarily in North America, with some distribution in Europe. The Company also has a retail division, which consists of 29 Company-owned retail stores in the United States and three in Europe. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company's results are primarily impacted by the economic conditions and the retail environment in the United States.

Overall, net earnings increased from $3,593,000, or $.61 per diluted share for the second quarter of 2003, to $3,974,000, or $.68 per diluted share for the second quarter of 2004. For the six months ended June 30, net earnings increased from $8,265,000, or $1.41 per diluted share in 2003, to $9,127,000 or $1.56 per diluted share in 2004. A detailed analysis of operating results follows.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $10,777,000 at June 30, 2004 as compared with $13,298,000 at December 31, 2003. To date in 2004, the primary source of cash was operations, while the primary use of cash was the repayment of long term debt.

Net cash provided by operating activities to date in 2004 decreased by $8.5 million compared with the same period in 2003. This was primarily due to a buildup of inventory in the second quarter of 2004 to cover increased bookings.

Cash flows from investing activities increased, as the Company had $5.1 million of capital expenditures in 2003 related to the construction project to expand and reconfigure its distribution center. In 2004, capital expenditures have returned to normal levels.

Cash flows used for financing activities increased in 2004 due to repayments of borrowings. As of June 30, 2004, the Company had a total of $50 million available under its existing borrowing facility, of which total borrowings were $23 million. This facility includes certain financial covenants, including minimum net worth levels, minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a minimum ratio of funded debt to EBITDA. As of June 30, 2004 the Company was in compliance with all covenants.

The Company intends to use its 2004 operating cash flows primarily to reduce outstanding borrowings and pay dividends.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2004.

RESULTS OF OPERATIONS

Overall net sales decreased 2.4%, from $51,000,000 for the second quarter of 2003 to $49,786,000 for the second quarter of 2004. This resulted from a decrease in wholesale net sales, which was partially offset by increases in licensing revenues and retail net sales. Wholesale net sales for the current quarter were $42,315,000 as compared with $44,096,000 for the same period in 2003. Retail net sales for the quarter ended June 30, 2004 were $6,521,000 as compared with $6,150,000 in 2003. Licensing revenues were $950,000 for the quarter ended June 30, 2004 as compared with $754,000 in 2003.

The decrease in wholesale net sales for the quarter was due to decreases in the Company's Stacy Adams, Nunn Bush, and Florsheim division's net sales of 4.0%, ..8% and 5.2%, respectively. The decline in the Stacy Adams division net sales was due to decreases in the SAO by Stacy Adams sub-brand, which focuses on the casual "streetwear" market. Stacy Adams dress shoe net sales increased over last year. Nunn Bush division net sales remained relatively flat for the quarter, reflecting the consistent nature of the brand. Florsheim sales are down due entirely to lower sales of the FLS by Florsheim sub-brand, which focuses on a more moderate tier of distribution. This is consistent with management's strategy to reposition the Florsheim brand and align it with department stores and "better" shoe and clothing stores that provide an environment and image that properly represent the brand. All other Florsheim sales increased for the quarter. On the retail side, the increase in net sales of 6.0% for the quarter was consistent with the increase in same store sales of 6.8%. One store closed in May, 2004. The increase in retail sales reflects the improved retail environment this year.

For the six months ended June 30, net sales were flat, at $11,530,000 in 2004 and $11,380,000 in 2003. Wholesale net sales were $96,856,000 for the six months ended June 30, 2004 as compared with $98,038,000 for the same period in 2003. Retail net sales for the six months ended June 30, 2004 were $12,972,000 as compared with $11,828,000 for the same period in 2003. Licensing revenues were $1,702,000 for the six months ended June 30, 2004 and $1,513,000 for the same period in 2003.

In the wholesale division, sales in the Company's Stacy Adams and Nunn Bush divisions were up 3.6% and 1.4%, for the six months ended June 30, while Florsheim division sales were down 6.8%. The increase at Stacy Adams is due to increases in the dress shoe business. Nunn Bush is consistent with last year. The decrease at Florsheim is due to the previously mentioned decreases in FLS. Retail sales for the period are up 9.7%. This is consistent with the 11.4% increase in same store net sales, which reflects the improved retail environment this year.

Gross earnings as a percent of net sales for the second quarter increased from 34.8% in 2003 to 36.5% in 2004. Gross earnings as a percent of net sales for the six months ended June 30 increased from 34.2% in 2003 to 35.4% in 2004. Wholesale gross earnings as a percent of net sales increased from 29.7% for the second quarter of 2003 to 30.5% for the second quarter of 2004, and from 29.7% for the six months ended June 30, 2003 to 30.9% for the same period of 2004. Retail gross earnings as a percent of net sales were flat at 63.7% for the second quarter of 2004 and 2003, and were also flat at 62.9% for the six months ended June 30, 2004 and 2003.

The increases in gross earnings as a percent of net sales for the quarter and six months ended June 30, 2004 as compared with 2003 are due to changes in product mix and a reduction in closeout sales in 2004.

Selling and administrative expenses as a percent of net sales were flat at 23.7% and 23.4% for the second quarter of 2004 and 2003. For the six months ended June 30, selling and administrative expenses as a percent of net sales were flat at 22.0% in 2004 and 2003.

Interest expense for the quarter ended June 30, 2004 was $99,000 as compared to $310,000 for the same period in 2003. For the six months ended June 30, 2004, interest expense was $266,000 as compared to $662,000 for the six months ended June 30, 2003. The decrease is primarily due to a reduction in the average balance of borrowings.

The effective tax rate was 38% for the second quarter and six months ended June 30, 2004 and 2003.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     In April 1998, the Company first authorized a stock repurchase program to purchase 750,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Board of Directors extended the stock repurchase program to cover the repurchase of 750,000 additional shares. Therefore, 2.25 million shares have been authorized for repurchase since the program began. The Company did not repurchase any shares under the program during the quarter ended June 30, 2004. Considering previous years' repurchases, as of June 30, 2004 the Company had 813,100 shares of Common Stock remaining under the program. The repurchase authorization does not expire.

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

Item 6.  Exhibits and Reports on Form 8-K

See the Exhibit Index included herewith for a listing of Exhibits. There was one 8-K filed during the quarter. On April 26, 2004 the Company filed a press release announcing its results for the quarter ended March 31, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WEYCO GROUP, INC.




        July 30, 2004                              /s/ John Wittkowske
----------------------------------                 -----------------------------
               Date                                John Wittkowske
                                                   Senior Vice President &
                                                   Chief Financial Officer

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                              DATE OF June 30, 2004


                                                           INCORPORATED
EXHIBIT                                                     HEREIN BY       FILED
NUMBER                   DESCRIPTION                       REFERENCE TO   HEREWITH
------      ---------------------------------------------  ------------   --------
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