Form 10-Q
period 2004-09-30
WEYCO GROUP INC
filed 2004-11-05
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2004
                              --------------------------------------------------

                                       Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number       0-9068
                      -------------------

                                WEYCO GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                        39-0702200
---------------------------------                -------------------------------
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

                                 (414) 908-1600
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                         No
     -------                         ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X                         No
     -------                         ------

As of November 1, 2004 the following shares were outstanding:

     Common Stock, $1.00 par value                       4,430,407  Shares
     Class B Common Stock, $1.00 par value               1,303,343  Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                     ASSETS

                                                                   September 30         December 31
                                                                       2004                2003
                                                                   ------------        ------------
CURRENT ASSETS:
     Cash and cash equivalents                                     $  5,865,563        $  9,091,567
     Marketable securities                                              940,560           4,206,100
     Accounts receivable, net                                        38,145,332          29,900,197
     Accrued income tax receivable                                           --             228,074
     Inventories - finished shoes                                    52,234,327          43,727,578
     Deferred income tax benefits                                     2,162,417           2,483,037
     Prepaid expenses and other current assets                        1,109,380             968,264
                                                                   ------------        ------------
                      Total current assets                          100,457,579          90,604,817

MARKETABLE SECURITIES                                                 9,835,260           6,273,638

OTHER ASSETS                                                         13,728,082          13,750,574

PLANT AND EQUIPMENT                                                  40,177,966          40,914,250
  Less - Accumulated depreciation                                    11,840,007          11,224,993
                                                                   ------------        ------------
                                                                     28,337,959          29,689,257
TRADEMARK                                                            10,867,969          10,867,969
                                                                   ------------        ------------
                                                                   $163,226,849        $151,186,255
                                                                   ============        ============


                     LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings                                         $ 26,956,972        $ 27,944,830
     Accounts payable                                                 6,449,669           7,465,606
     Dividend payable                                                   630,022             563,642
     Accrued liabilities                                              7,289,485           8,279,846
     Accrued income taxes                                             1,480,526                  --
                                                                   ------------        ------------
                            Total current liabilities                42,806,674          44,253,924

LONG-TERM PENSION LIABILITY                                           3,242,128           3,077,285

DEFERRED INCOME TAX LIABILITIES                                       4,904,789           5,009,158

SHAREHOLDERS' INVESTMENT:
     Common stock                                                     5,728,225           5,630,418
     Other shareholders' investment                                 106,545,033          93,215,470
                                                                   ------------        ------------
                                                                   $163,226,849        $151,186,255
                                                                   ============        ============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
          FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                  Three Months ended September 30       Nine Months ended September 30
                                                 --------------------------------      --------------------------------
                                                     2004               2003               2004               2003
                                                 -------------      -------------      -------------      -------------
NET SALES                                        $  55,841,100      $  49,817,256      $ 167,370,829      $ 161,197,464

COST OF SALES                                       35,866,719         32,774,309        107,967,795        106,355,797
                                                 -------------      -------------      -------------      -------------
               Gross earnings                       19,974,381         17,042,947         59,403,034         54,841,667

SELLING AND ADMINISTRATIVE EXPENSES                 12,919,417         11,887,045         37,502,695         36,128,815
                                                 -------------      -------------      -------------      -------------
               Earnings from operations              7,054,964          5,155,902         21,900,339         18,712,852

INTEREST INCOME                                        119,460            131,378            360,466            403,346

INTEREST EXPENSE                                      (101,923)          (421,998)          (368,261)        (1,084,350)

OTHER INCOME AND EXPENSE, net                           (2,268)            43,692            (45,401)           241,764
                                                 -------------      -------------      -------------      -------------
               Earnings before provision for
                    income taxes                     7,070,233          4,908,974         21,847,143         18,273,612

PROVISION FOR INCOME TAXES                           2,700,000          1,400,000          8,350,000          6,500,000
                                                 -------------      -------------      -------------      -------------
               Net earnings                      $   4,370,233      $   3,508,974      $  13,497,143      $  11,773,612
                                                 =============      =============      =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)
          Basic                                      5,725,533          5,700,959          5,675,568          5,693,346
          Diluted                                    5,903,247          5,903,141          5,856,138          5,881,725

EARNINGS PER SHARE (Note 2)
          Basic                                  $         .76      $         .62      $        2.38      $        2.07
                                                 =============      =============      =============      =============
          Diluted                                $         .74      $         .59      $        2.30      $        2.00
                                                 =============      =============      =============      =============

CASH DIVIDENDS PER SHARE                         $         .11      $         .10      $         .32      $         .28
                                                 =============      =============      =============      =============


The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)


                                                                         2004                 2003
                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                         $ 13,497,143         $ 11,773,612
Adjustments to reconcile net earnings to net cash
   provided by operating activities -
     Depreciation                                                       2,003,050            1,643,335
     Amortization                                                          66,962              140,265
     Deferred income taxes                                                216,251             (443,000)
     Deferred compensation expense                                         37,800              147,969
     Pension expense                                                      534,720              610,000
     Loss (Gain) on sale of assets                                        116,174              (25,819)
     Increase in cash surrender vale of life insurance                   (306,000)            (279,000)
Changes in operating assets and liabilities -
     Accounts receivable                                               (8,245,135)          (2,196,389)
     Inventories                                                       (8,506,749)           6,424,915
     Prepaids and other current assets                                   (141,116)             244,696
     Accounts payable                                                  (1,015,937)          (5,515,193)
     Accrued liabilities and other                                     (1,287,958)             634,247
     Accrued income taxes                                               1,708,600              770,838
                                                                     ------------         ------------
         Net cash (used for) provided by operating activities          (1,322,195)          13,930,476
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                 (4,260,081)          (3,400,000)
     Proceeds from maturities of marketable securities                  3,957,915            4,499,248
     Purchase of plant and equipment                                     (928,955)          (8,379,073)
     Proceeds from sales of plant and equipment                           230,706               37,623
                                                                     ------------         ------------
         Net cash used for investing activities                        (1,000,415)          (7,242,202)
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid                                               (1,750,137)          (1,594,878)
     Shares purchased and retired                                              --             (212,102)
     Proceeds from stock options exercised                              1,834,601              449,363
     Net (repayments) borrowings under
         revolving credit agreement                                      (987,858)          (2,839,719)
                                                                     ------------         ------------
         Net cash used for financing activities                          (903,394)          (4,197,336)
                                                                     ------------         ------------

     Net (decrease) increase in cash and cash equivalents              (3,226,004)           2,490,938

CASH AND CASH EQUIVALENTS at beginning of period                     $  9,091,567         $  7,301,104

CASH AND CASH EQUIVALENTS at end of period                           $  5,865,563         $  9,792,042
                                                                     ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid, net of refunds                               $  6,413,534         $  5,694,925
                                                                     ============         ============
     Interest paid                                                   $    335,763         $    916,603
                                                                     ============         ============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

(1) In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three or nine months ended September 30, 2004, are not necessarily indicative of results for the full year.

(2) The following table sets forth the computation of net earnings per share and diluted net earnings per share:

                                                    Three Months Ended September 30    Nine Months Ended September 30
                                                    -------------------------------    ------------------------------
                                                         2004            2003              2004            2003
                                                      -----------     -----------       -----------     -----------
          Numerator:
            Net Earnings ..........................   $ 4,370,233     $ 3,508,974       $13,497,143     $11,773,612
                                                      ===========     ===========       ===========     ===========

          Denominator:
            Basic weighted average shares .........     5,725,533       5,700,959         5,675,568       5,693,346
            Effect of dilutive securities:
              Employee stock options ..............       177,714         202,182           180,570         188,379
                                                      -----------     -----------       -----------     -----------
            Diluted weighted average shares .......     5,903,247       5,903,141         5,856,138       5,881,725
                                                      ===========     ===========       ===========     ===========

          Basic earnings per share ................   $       .76     $       .62       $      2.38     $      2.07
                                                      ===========     ===========       ===========     ===========

          Diluted earnings per share ..............   $       .74     $       .59       $      2.30     $      2.00
                                                      ===========     ===========       ===========     ===========

     Diluted weighted average shares outstanding for the three and nine months ended September 30, 2004 exclude outstanding options to purchase 155,250 shares at a weighted-average price of $33.70 and 5,412 shares at a weighted-average price of $36.94, respectively, because they are antidilutive. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2003 exclude outstanding options to purchase 155,625 shares of common stock at a weighted-average price of $33.70 because they are antidilutive.

(3)  The components of the Company's net periodic pension cost are:

                                                               Three Months Ended Sept. 30       Nine Months Ended Sept. 30
                                                              ----------------------------      ----------------------------
                                                                  2004            2003              2004             2003
                                                              -----------      -----------      -----------      -----------
          Benefits earned during the period ................  $   196,000      $   143,000      $   588,000      $   429,000
          Interest cost on projected benefit obligation ....      396,000          366,000        1,188,000        1,098,000
          Expected return on plan assets ...................     (498,000)        (418,000)      (1,494,000)      (1,254,000)
          Net amortization and deferral ....................       85,000          219,000          253,000          337,000
                                                              -----------      -----------      -----------      -----------
             Net pension expense ...........................  $   179,000      $   310,000      $   535,000      $   610,000

     The Company has not and does not expect to make any contributions to its defined benefit pension plan in 2004.

(4) The Company continues to operate in two business segments: wholesale distribution and retail sales of men's footwear. Summarized segment data for the periods ended September 30, 2004 and 2003 is:

                                                        Wholesale
                                                       Distribution        Retail            Total
                                                       ------------     ------------     ------------
          THREE MONTHS ENDED SEPTEMBER 30
          -------------------------------

            2004
            ----
          Product sales ..........................     $ 49,333,000     $  5,628,000     $ 54,961,000
          Licensing revenues .....................          880,000               --          880,000
                                                       ------------     ------------     ------------
            Net sales ............................     $ 50,213,000     $  5,628,000     $ 55,841,000
          Earnings from operations ...............        6,521,000          534,000        7,055,000

            2003
            ----
          Product sales ..........................     $ 43,147,000     $  5,874,000     $ 49,021,000
          Licensing revenues .....................          796,000               --          796,000
                                                       ------------     ------------     ------------
            Net sales ............................     $ 43,943,000     $  5,874,000     $ 49,817,000
          Earnings from operations ...............        4,338,000          818,000        5,156,000


          NINE MONTHS ENDED SEPTEMBER 30
          ------------------------------

            2004
            ----
          Product sales ..........................     $146,188,000     $ 18,600,000     $164,788,000
          Licensing revenues .....................        2,583,000               --        2,583,000
                                                       ------------     ------------     ------------
            Net sales ............................     $148,771,000     $ 18,600,000     $167,371,000
          Earnings from operations ...............       19,441,000        2,459,000       21,900,000

            2003
            ----
          Product sales ..........................     $141,185,000     $ 17,703,000     $158,888,000
          Licensing revenues .....................        2,309,000               --        2,309,000
                                                       ------------     ------------     ------------
            Net sales ............................     $143,494,000     $ 17,703,000     $161,197,000
          Earnings from operations ...............       16,277,000        2,436,000       18,713,000

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


                                                            Three Months ended September 30  Nine Months ended September 30
                                                                 2004            2003             2004             2003
                                                              -----------     -----------     ------------     ------------
          Net earnings, as reported ......................    $ 4,370,233     $ 3,508,974     $ 13,497,143     $ 11,773,612
            Deduct:  Total stock-based employee
              compensation expense determined
              under the fair value based method for
              all awards, net of related tax effects .....        155,983         558,563          220,109          906,892
                                                              -----------     -----------     ------------     ------------

          Pro forma net income ...........................    $ 4,214,250     $ 2,950,411     $ 13,277,034     $ 10,866,720
                                                              ===========     ===========     ============     ============

          Earnings per share
            Basic - as reported ..........................    $       .76     $       .62     $       2.38     $       2.07
                                                              ===========     ===========     ============     ============
            Basic - pro forma ............................    $       .74     $       .52     $       2.34     $       1.91
                                                              ===========     ===========     ============     ============

            Diluted - as reported ........................    $       .74     $       .59     $       2.30     $       2.00
                                                              ===========     ===========     ============     ============
            Diluted - pro forma ..........................    $       .71     $       .50     $       2.27     $       1.85
                                                              ===========     ===========     ============     ============

(6) Comprehensive income for the periods ended September 30, 2004 and 2003 is as follows (in thousands):

                                                              Three Months Ended September 30    Nine Months ended September 30
                                                                   2004            2003              2004             2003
                                                                 --------        --------          --------         --------
          Net earnings                                           $  4,370        $  3,509          $ 13,497         $ 11,774
          Foreign currency translation
             adjustments                                               55             (35)              (88)             403
                                                                 --------        --------          --------         --------
               Total comprehensive income                        $  4,425        $  3,474          $ 13,409         $ 12,177

     The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets are as follows (in thousands):

                                                                      September 30, 2004              December 31, 2003
                                                                      ------------------              -----------------
          Foreign currency translation adjustments                            $21                            $109


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Company designs and markets moderately priced and better-grade men's branded footwear for casual, fashion and dress lifestyles. The principal brands of shoes sold by the Company are Florsheim, Nunn Bush, Nunn Bush NXXT, Brass Boot, Stacy Adams and SAO by Stacy Adams. Inventory is purchased from third party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company's products are sold to department store chains, shoe store chains, specialty shoe stores and shoe boutiques primarily in North America, with some distribution in Europe. The Company also has a retail division, which consists of 28

Company-owned retail stores in the United States and three in Europe. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company's results are primarily impacted by the economic conditions and the retail environment in the United States.

Overall, net earnings increased from $3.5 million, or $.59 per diluted share for the third quarter of 2003, to $4.4 million, or $.74 per diluted share for the third quarter of 2004. For the nine months ended September 30, net earnings increased from $11.8 million, or $2.00 per diluted share in 2003, to $13.5 million or $2.30 per diluted share in 2004. A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Overall net sales for the third quarter ended September 30, 2004 of $55.8 million have increased 12.1% compared with $49.8 million for the third quarter of 2003. The higher results were primarily driven by growth in the Company's wholesale division. Wholesale net sales for the current quarter were $49.3 million, as compared with $43.1 million for the same period in 2003. Retail net sales for the quarter ended September 30, 2004 were $5.6 million, down slightly from $5.9 million in 2003. Licensing revenues were $881,000 for the quarter ended September 30, 2004 as compared with $796,000 in 2003.

The current quarter net sales growth in the wholesale division was attributable to increases at all three of the Company's major brands. Florsheim net sales were up 24% due to the addition of a major new department store group and significant increases in business with several existing customers. Current quarter net sales of the Company's Stacy Adams brand increased 19%. Net sales in the Stacy Adams SAO casual business were down, but were more than offset by an increase in net sales in its dress shoe business which benefited from the overall market trend towards dressing up and the recent interest from department stores in carrying a lifestyle brand targeted at urban consumers. The Company's Nunn Bush brand continued to strengthen its market position in the quarter, with net sales rising 5% above the prior year quarter.

The decrease in the Company's retail net sales in the three months ended September 30, 2004 in comparison to the prior year reflects the closing of three stores in 2004, partially offset by the opening of one new store on July 31, 2004 and a 1% decline in same store sales. The decline in same store sales resulted from lower sales at the Company's seven Florida stores, which were adversely impacted by the hurricanes that hit Florida during the quarter. The Company's other same store net sales were slightly above the prior year period.

For the nine months ended September 30, 2004, net sales were $167.4 million, as compared to $161.2 million for the same period in 2003. Wholesale net sales through September 30, 2004 were $146.2 million as compared to $141.2 million for the same period of 2003. The Company's Stacy Adams and Nunn Bush brands were up over the prior year 8.3% and 2.4%, respectively. The growth in Stacy Adams was attributable to the strengthening of its dress shoe business in general, and more specifically, in department stores that are seeking a moderately priced fashion brand that targets contemporary dress as well as urban consumers. The current year increase in Nunn Bush reflects the consistent nature of the brand. Florsheim net sales were flat in comparison to the prior year, due primarily to increases in the current quarter, offset by the decline in the FLS by Florsheim sub-brand, which is consistent with management's strategy to reposition the Florsheim brand and align it with department stores and "better" shoe and clothing stores that provide an environment and image that properly represent the brand. Sales of the other Florsheim brands were up 12.5% over the prior year.

Retail net sales to date in 2004 were 5% above the prior year period, reaching $18.6 million. This growth reflects the 7.5% increase in same store sales for the nine months ended September 30, 2004 slightly offset by the effects of the store closings discussed above. Licensing revenues to date in 2004 were $2.6 million, up 11.9% from $2.3 million in the same period one year ago.

Gross earnings as a percent of net sales for the third quarter increased from 34.2% in 2003 to 35.8% in 2004. Gross earnings as a percent of net sales for the nine months ended September 30 increased from 34.0% in 2003 to 35.5% in 2004. Wholesale gross earnings as a percent of net sales increased from 29.0% for the third quarter of 2003 to 31.4% for the third quarter of 2004, and from 29.3% for the nine months ended September 30, 2003 to 30.8% for the same period of 2004. Retail gross earnings as a percent of net sales increased from 63.6% for the third quarter of 2003 to 64.2% for the third quarter of 2004, and from 63.2% for the nine months ended September 30, 2003 to 63.3% for the same period of 2004.

The increases in gross earnings as a percent of net sales for the quarter and nine months ended September 30, 2004 as compared with 2003 was principally due to changes in product mix.

Selling and administrative expenses as a percent of net sales for the third quarter decreased from 23.9% in 2003 to 23.1% in 2004, reflecting the Company's efforts in leveraging fixed costs on higher volumes. For the nine months ended September 30, 2004 and 2003, selling and administrative expenses as a percent of net sales were 22.4%. Wholesale selling and administrative expenses as a percent of net sales decreased from 20.8% for the quarter ended September 30, 2003 to 20.0% for the quarter ended September 30, 2004, and decreased from 19.4% for the nine months ended September 30, 2003 to 19.3% for the same period in 2004. Retail selling and administrative expenses as a percent of net sales increased from 49.7% for the quarter ended September 30, 2003 to 54.7% for the quarter ended September 30, 2004, and from 49.4% for the nine months ended September 30, 2003 to 50.1% for the nine months ended September 30, 2004. The increase in retail selling and administrative expenses as a percent of net sales was primarily due to an $82,000 fixed asset write-off in the current quarter associated with the closing of a store.

Interest expense for the quarter ended September 30, 2004 was $102,000 as compared to $422,000 for the same period in 2003. For the nine months ended September 30, 2004, interest expense was $368,000 as compared to $1,084,000 for the nine months ended September 30, 2003. This decrease is primarily due to a reduction in the average balance of borrowings.

The effective tax rate was 38.2% for the quarter ended September 30, 2004, as compared with 28.5% for the same period of 2003 and 38.2% for the nine months ended September 30, 2004 as compared with 35.6% for the same period of 2003. The lower tax rate in the prior year was due to the impact of a favorable tax settlement in the third quarter of 2003.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $6.8 million at September 30, 2004 as compared with $13.3 million at December 31, 2003. To date in 2004, cash and cash equivalents has decreased approximately $3.2 million, primarily to fund higher accounts receivable and inventory in comparison to year-end. The change in short-term marketable securities is due to a shift toward longer term investments upon maturity.

Net cash from operating activities for the nine months ended September 30, 2004 decreased $15.3 million in comparison to the same period in the prior year. This use of cash was largely due to an $8.2 million increase in accounts receivable and an $8.5 million buildup of inventory from December 31, 2003. The increase in accounts receivable was the result of timing and the current year sales growth, while the increase in inventory was attributable to the Company's efforts to buildup inventory from unusually low levels at December 31, 2003.

Cash flows used for investing activities decreased, as the Company had $8.4 million of capital expenditures in 2003 related to the construction project to expand and reconfigure its distribution center. In 2004, capital expenditures have returned to normal levels.

Cash flows used for financing activities decreased in 2004, primarily due to decreased repayments on borrowings compared to the same period last year, as well as higher proceeds from the exercise of stock options to date this year. As of September 30, 2004, the Company had a total of $50 million available under its existing borrowing facility, of which total borrowings were $27 million. This facility includes certain financial covenants, including minimum net worth levels, minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a maximum ratio of funded debt to EBITDA. As of September 30, 2004 the Company was in compliance with all covenants.

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

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       None

Item 6.  Exhibits

       See the Exhibit Index included herewith for a listing of Exhibits.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WEYCO GROUP, INC.


    November 5, 2004                    /s/ John Wittkowske
--------------------------              -------------------
          Date                          John Wittkowske
                                        Senior Vice President and
                                        Chief Financial Officer

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                           DATE OF September 30, 2004


                                                               INCORPORATED
EXHIBIT                                                          HEREIN BY     FILED
NUMBER                   DESCRIPTION                           REFERENCE TO   HEREWITH
-------  ----------------------------------------------------  ------------   --------

31.1     Section 302 Certification of Chief Executive Officer                     X

31.2     Section 302 Certification of Chief Financial Officer                     X

32.1     Section 906 Certification of Chief Executive Officer                     X

32.2     Section 906 Certification of Chief Financial Officer                     X