Form 10-K
period 2004-12-31
WEYCO GROUP INC
filed 2005-03-14
CIK 106532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended December 31, 2004, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from                      to

Commission file number 0-9068

Weyco Group, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0702200

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. Estabrook Boulevard, P. O. Box 1188, Milwaukee, WI 53201

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, include area code (414) 908-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $1.00 par value per share

(Title of Class)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $120,134,000.

As of February 16, 2005, there were outstanding 4,455,965 shares of Common Stock and 1,300,310 shares of Class B Common Stock. These shares have not been adjusted for the two-for-one stock split declared January 31, 2005 for shareholders of record on February 16, 2005 to be distributed on April 1, 2005. At the same date, the aggregate market value (based upon the average of the high and low trades for that day) of all common stock held by non-affiliates was approximately $162,375,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2004, are incorporated by reference in Part II and Part IV of this report.

Portions of the Corporation’s Proxy Statement, dated March 11, 2005, prepared for the Annual Meeting of Shareholders scheduled for April 26, 2005, are incorporated by reference in Part III of this report.

PART I

Item 1. Business

          The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

          The Company and its subsidiaries engage in one line of business, the distribution of men’s footwear. The Company does not sell women’s shoes because this market differs significantly from the men’s market.

          On May 20, 2002, the Company acquired from Florsheim Group, Inc. and its subsidiaries (collectively, “Florsheim”), certain assets of Florsheim’s U.S. wholesale business, including its accounts receivable, trademarks, and other information assets, wholesale inventory (with specified exceptions) and other specified assets, as well as the leaseholds and associated assets for 23 retail and outlet shoe stores. On July 1 and July 27, 2002, the Company acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim France SARL, respectively. This business consists of Florsheim’s European wholesale business, as well as three retail stores in Germany, Italy and France. The total purchase price of the acquistion was $48.5 million, including $1.7 million of acquisition costs.

          The principal brands of shoes sold by the Company are “ Florsheim,” “Nunn Bush,” “Nunn Bush NXXT,” “Brass Boot,” “Stacy Adams,” and “SAO by Stacy Adams.” Trademarks maintained by the Company on these names are important to the business. The Company’s products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions. The Company’s footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the American male population.

          The Company purchases finished shoes from outside suppliers around the world. The majority of these foreign-sourced purchases are denominated in U. S. dollars. There have been few inflationary pressures in the shoe industry in recent years and leather and other component prices have been stable. It is anticipated that, when necessary, selling price increases could be initiated to offset periodic increases in costs of purchased shoes. The Company previously assembled a small portion of its footwear at one plant in Beaver Dam, Wisconsin. In December 2003, the Company ceased its manufacturing operations. All inventory is now purchased from foreign suppliers. The Beaver Dam facility still operates the Company’s reconditioning, rework and returned goods departments.

          The Company’s business is separated into two segments - wholesale and retail. Wholesale sales constituted approximately 86% of total sales in 2004, 87% in 2003 and 90% in 2002. At wholesale, shoes are marketed nationwide through more than 10,000 shoe, clothing and department stores. Sales are to unaffiliated customers, primarily in North America, with some distribution in Europe. Sales to the Company’s largest customer, J. C. Penney, were 12% of total sales in 2004 and 2003. Net sales to foreign customers were $10.8 million, $9.1 million and $5.9 million in 2004, 2003 and 2002, respectively. The Company employs traveling salesmen who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center maintained in Glendale, Wisconsin. Although there is no clearly identifiable seasonality in the men’s footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. Licensing revenues are included in net sales and constitute approximately 2% of total net sales in 2004 and 2003, and 1% in 2002.

          Retail sales constituted approximately 12% of total sales in 2004, 11% in 2003 and 9% of total sales in 2002. In the retail division, there are currently 29 company-operated stores in principal cities of the United States and three retail stores in major cities in Europe. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

          As of December 31, 2004, the Company had a backlog of $25 million of confirmed orders compared with $24 million as of December 31, 2003. This does not include unconfirmed blanket orders from customers. All orders are expected to be filled within one year.

          As of December 31, 2004, the Company employed approximately 384 persons. Of those 384 employees, approximately 34 were members of collective bargaining units. The Company ratified new contracts covering the majority of these employees during 2002 and in early 2003. Future wage and benefit increases under the contracts are not expected to have a significant impact on the future operations or financial position of the Company.

          Price, quality and service are all important competitive factors in the shoe industry and the Company has been recognized as a leader in all of them. Although the Company engages in no specific research and development activities, new products and new processes are continually being tested by the Company and used where appropriate, in order to produce the best value for the consumer, consistent with reasonable price. Compliance with environmental regulations historically has not had, and is not expected to have, a material adverse effect on the Company’s results of operations or cash flows.

          The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports upon written or telephone request. Investors can also access these reports through the Company’s website, www.weycogroup.com, as soon as reasonably practical after we file or furnish those reports to the SEC. The information on the website is not a part of this filing.

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

               (1) Not material leases.

          In addition to the above-described distribution and warehouse facilities, the Company operates twenty-nine retail stores throughout the United States and three in Europe under various rental agreements. See Note 13 to Consolidated Financial Statements and Item 1. Business above.

Item 3. Legal Proceedings

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable

Executive Officers of the Registrant

			Served
Officer	Age	Office(s)	Since	Business Experience
Thomas W. Florsheim, Jr.	46	Chairman and Chief Executive Officer	1996	Chairman and Chief Executive Officer of the Company — 2002 to present; President and Chief Executive Officer of the Company — 1999 to 2002; President and Chief Operating Officer of the Company — 1996 to 1999; Vice President of the Company – 1988 to 1996

John W. Florsheim	41	President, Chief Operating Officer and Assistant Secretary	1996	President, Chief Operating Officer and Assistant Secretary of the Company – 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company – 1999 to 2002; Executive Vice President of the Company —1996 to 1999; Vice President of the Company — 1994 to 1996

James F. Gorman	61	Senior Vice President	1975	Senior Vice President of the Company – 2002 to present; Vice President of the Company — 1975 to 2002. On February 28, 2005, Mr. Gorman retired from the Company.

Peter S. Grossman	61	Senior Vice President	1971	Senior Vice President of the Company – 2002 to present; Vice President of the Company — 1971 to 2002

John F. Wittkowske	45	Senior Vice President, Chief Financial Officer and Secretary	1993	Senior Vice President, Chief Financial Officer and Secretary of the Company – 2002 to present; Vice President, Chief Financial Officer and Secretary of the Company — 1995 to 2002; Secretary/Treasurer of the Company — 1993 to 1995

Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and
Chairman Emeritus Thomas W. Florsheim is their father.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Information required by this Item is set forth on pages 6, 22 and 30 of the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this Item is set forth on page 6 of the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this Item is set forth on pages 7 through 11 of the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth on page 11 of the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Information required by this Item is set forth on pages 12 through 26 of the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None

Item 9A. Control and Procedures

Evaluation of Disclosure Controls and Procedures - The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting - The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 29 in the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm – The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting is set forth on page 28 in the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting – There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

          None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item is set forth on pages 1 through 5 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this Item is set forth on pages 8 through 12 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners of Management and Related Shareholder Matters

Information required by this Item is set forth on pages 1, 2, 11 and 12 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this Item is set forth on pages 11 and 12 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item is set forth on page 7 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2005, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

		Page Reference
		to Annual Report
	1. Financial Statements -

	Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002	12

	Consolidated Balance Sheets - December 31, 2004 and 2003	13

	Consolidated Statements of Shareholders’ Investment for the years ended December 31, 2004, 2003 and 2002	14

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	15

	Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002	16 - 26

	Reports of Independent Registered Public Accounting Firm	27 - 28

		Page Reference
		to Form 10-K
	2. Financial Statement Schedules for the years ended December 31, 2004, 2003 and 2002.

	Schedule II - Valuation and Qualifying Accounts	9

	Report of Independent Registered Public Accounting Firm	10

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

SCHEDULE II

WEYCO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Cash	Returns and
	Accounts	Discounts	Allowances	Total
BALANCE, DECEMBER 31, 2001	$1,800,000	$69,000	$1,080,000	$2,949,000

Add — Additions charged to earnings	898,836	251,358	6,786,515	7,936,709

Acquisition – related charges	1,902,375	—	—	1,902,375

Deduct — Charges for purposes for which reserves were established	(1,726,211)	(320,358)	(6,786,515)	(8,833,084)

BALANCE, DECEMBER 31, 2002	$2,875,000	$—	$1,080,000	$3,955,000

Add — Additions charged to earnings	413,330	—	5,240,124	5,653,454

Deduct — Charges for purposes for which reserves were established	(1,270,330)	(—)	(4,615,124)	(5,885,454)

BALANCE, DECEMBER 31, 2003	$2,018,000	$—	$1,705,000	$3,723,000

Add — Additions charged to earnings	550,179	—	7,863,440	8,413,619

Deduct — Charges for purposes for which reserves were established	(253,179)	(—)	(7,003,440)	(7,256,619)

BALANCE, DECEMBER 31, 2004	$2,315,000	$—	$2,565,000	$4,880,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the consolidated financial statements of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 7, 2005; such reports are incorporated by reference elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 7, 2005

EXHIBIT INDEX

Incorporated Herein
Exhibit	Description	By Reference To
2.1	Asset Purchase Agreement, Florsheim Group, Inc., dated March 3, 2002	Exhibit 2.1 to Form 10-K for Year Ended December 31, 2001

3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005

3.2	Bylaws as Revised January 21, 1991 and Last Amended January 28, 2002	Exhibit 3.2 to Form 10-K for Year Ended December 31, 2001

10.1*	Consulting Agreement — Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.2*	Employment Agreement — Thomas W. Florsheim, Jr., dated January 1, 1997, as amended January 1, 1999 and January 1, 2004
Exhibit 10.2 to Form 10-K for Year Ended December 31, 1996, and Amendment No. 1 filed as Exhibit 10.2 to Form 10-K for Year Ended December 31, 1998, and Amendment No. 2 filed as Exhibit 10.2 for Year Ended December 31, 2003

10.3*	Employment Agreement — John W. Florsheim, dated January 1, 1997, as amended January 1, 1999 and January 1, 2004
Exhibit 10.3 to Form 10-K for Year Ended December 31, 1996, and Amendment No. 1 filed as Exhibit 10.3 to Form 10-K for Year Ended December 31, 1998 and Amendment No. 2 filed as Exhibit 10.3 for Year Ended December 31, 2003

10.4*	Restated and Amended Deferred Compensation Agreement — Thomas W. Florsheim, dated December 1, 1995	Exhibit 10.3 to Form 10-K for Year Ended December 31, 1995

10.5*	Restated and Amended Deferred Compensation Agreement — Robert Feitler, dated December 1, 1995	Exhibit 10.4 to Form 10-K for Year Ended December 31, 1995

EXHIBIT INDEX (cont.)

Incorporated Herein
Exhibit	Description	By Reference To
10.6*	Excess Benefits Plan — Restated Effective as of January 1, 1989	Exhibit 10.6 to Form 10-K for Year Ended December 31, 1991

10.7*	Pension Plan — Amended and Restated Effective January 1, 1989	Exhibit 10.7 to Form 10-K for Year Ended December 31, 1991

10.8*	Deferred Compensation Plan — Effective as of January 1, 1989	Exhibit 10.8 to Form 10-K for Year Ended December 31, 1991

10.10*	Death Benefit Plan Agreement - Thomas W. Florsheim, dated November 8, 1993	Exhibit 10.10 to Form 10-K for Year Ended December 31, 1993

10.12*	1996 Nonqualified Stock Option Plan	Exhibit 10.12 to Form 10-K for Year Ended December 31, 1995

10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997

10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998	Exhibit 10.14 to Form 10-K for Year Ended December 31, 1997

10.15*	Change of Control Agreement Peter S. Grossman, dated January 26, 1998	Exhibit 10.15 to Form 10-K for Year Ended December 31, 1997

10.16*	Change of Control Agreement James F. Gorman, dated January 26, 1998	Exhibit 10.16 to Form 10-K for Year Ended December 31, 1997

10.17*	Change of Control Agreement David N. Couper, dated January 26, 1998	Exhibit 10.17 to Form 10-K for Year Ended December 31, 1997

10.18*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Virgis Colbert, dated May 19, 2003

10.19*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003

EXHIBIT INDEX (cont.)

Incorporated Herein
Exhibit	Description	By Reference To
10.20*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003

10.21*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Leonard Goldstein, dated May 19, 2003

10.22*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003

13	Annual Report to Shareholders

21	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent Dated March 10, 2005

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
                              (Registrant)

By	/s/ John Wittkowske	March 11, 2005

John Wittkowske, Senior Vice President – Chief Financial Officer

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

Signatures and Titles	Date

/s/ Thomas W. Florsheim	March 11, 2005

Thomas W. Florsheim, Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.	March 11, 2005

Thomas W. Florsheim, Jr., Chairman of the Board and Chief Executive Officer

/s/ John W. Florsheim	March 11, 2005

John W. Florsheim, President and Chief Operating Officer and Director

/s/ John Wittkowske	March 11, 2005

John Wittkowske, Senior Vice President, Chief Financial Officer and Secretary
(Principal Accounting Officer)

/s/ Robert Feitler	March 11, 2005

Robert Feitler, Director

/s/ Leonard J. Goldstein	March 11, 2005

Leonard J. Goldstein, Director

/s/ Frederick P. Stratton, Jr.	March 11, 2005

Frederick P. Stratton, Jr., Director