Form 10-K/A
period 2004-12-31
WEYCO GROUP INC
filed 2005-04-27
CIK 106532

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Mark One)

☑	Amendment No. 1 to Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or Transition report pursuant to section 13 or 15(d) of the Securities

☐	Exchange Act of 1934 for the transition period from to

Commission file number 0-9068

Weyco Group, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	9-0702200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. Estabrook Boulevard, P. O. Box 1188, Milwaukee, WI 53201

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, include area code (414) 908-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock — $1.00 par value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    X          No

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

     This amendment is being filed solely to re-submit Exhibits 31.1 and 31.2 (the certifications of our chief executive officer and chief financial officer required by Rule 15d-14(a)), which contained transcription errors in the original filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
          (Registrant)

By /s/ John Wittkowske
John Wittkowske, Senior Vice President — Chief Financial Officer

Date: April 27, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Titles	Date

/s/ Thomas W. Florsheim*	April 27, 2005

Thomas W. Florsheim, Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.*	April 27, 2005

Thomas W. Florsheim, Jr., Chairman of the Board and Chief Executive Officer

/s/ John W. Florsheim*	April 27, 2005

John W. Florsheim, President and Chief Operating Officer and Director

/s/ John Wittkowske	April 27, 2005

John Wittkowske, Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting Officer)

/s/ Robert Feitler*	April 27, 2005

Robert Feitler, Director

/s/ Leonard J. Goldstein*	April 27, 2005

Leonard J. Goldstein, Director

/s/ Frederick P. Stratton, Jr.*	April 27, 2005

Frederick P. Stratton, Jr., Director

*By:	/s/ John Wittkowske

John Wittkowske, by Power of Attorney