Form 10-Q
period 2005-03-31
WEYCO GROUP INC
filed 2005-04-29
CIK 106532

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2005

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
(Zip Code)

(414) 908-1600

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑                 No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑                 No

As of April 25, 2005 the following shares were outstanding:

Common Stock, $1.00 par value	8,987,624 Shares
Class B Common Stock, $1.00 par value	2,600,620 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,997,366	$10,514,707
Marketable securities	30,000	180,000
Accounts receivable, net	37,467,642	30,774,337
Inventories – finished shoes	35,124,238	47,620,220
Deferred income tax benefits	777,835	1,681,135
Prepaid expenses and other current assets	1,331,473	1,779,189

Total current assets	93,728,554	92,549,588

MARKETABLE SECURITIES	12,479,176	11,123,795

OTHER ASSETS	13,893,105	13,904,006

PLANT AND EQUIPMENT	40,656,361	40,415,998
Less – Accumulated depreciation	13,094,167	12,505,694

	27,562,194	27,910,304
TRADEMARK	10,867,969	10,867,969

	$158,530,998	$156,355,662

LIABILITIES & SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:
Short-term borrowings	$10,011,955	$11,359,536
Accounts payable	6,927,415	6,661,241
Dividend payable	633,190	631,351
Accrued liabilities	5,083,975	8,496,615
Accrued income taxes	2,247,290	751,622

Total current liabilities	24,903,825	27,900,365

LONG-TERM PENSION LIABILITY	3,371,703	3,312,860

DEFERRED INCOME TAX LIABILITIES	5,324,026	5,394,516

SHAREHOLDERS’ INVESTMENT:
Common stock	8,977,124	4,440,565
Class B common stock	2,600,620	1,302,110
Capital in excess of par value	1,941,996	6,820,136
Reinvested earnings	111,034,907	106,747,060
Accumulated other comprehensive income	376,797	438,050

Total shareholders’ investment	124,931,444	119,747,921

	$158,530,998	$156,355,662

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004
NET SALES	$57,830,807	$61,743,369

COST OF SALES	37,209,141	40,484,710

Gross earnings	20,621,666	21,258,659

SELLING AND ADMINISTRATIVE EXPENSES	12,212,283	12,776,351

Earnings from operations	8,409,383	8,482,308

INTEREST INCOME	145,306	120,863

INTEREST EXPENSE	(73,268)	(167,485)

OTHER INCOME (EXPENSE)	(21,859)	(32,990)

Earnings before provision for income taxes	8,459,562	8,402,696

PROVISION FOR INCOME TAXES	3,260,000	3,250,000

Net earnings	$5,199,562	$5,152,696

WEIGHTED AVERAGE SHARES* OUTSTANDING (Note 2)
Basic	11,526,611	11,275,586
Diluted	11,978,328	11,675,146

EARNINGS PER SHARE (Note 2)*
Basic	$.45	$.46

Diluted	$.43	$.44

CASH DIVIDENDS PER SHARE*	$.05 1/2	$.05

*	All share and per share amounts have been adjusted to reflect the two-for-one stock split distributed to shareholders on April 1, 2005 (See Note 7).

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,199,562	$5,152,696
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	572,384	678,422
Amortization	13,481	48,649
Deferred income taxes	832,810	494,479
Deferred compensation	—	17,400
Pension expense	221,151	150,000
Loss (Gain) on sale of assets	1,017	(84,704)
Increase in cash surrender value of life insurance	(111,000)	(102,000)
Changes in operating assets and liabilities -
Accounts receivable	(6,693,305)	(8,935,422)
Inventories	12,495,982	6,991,068
Prepaids and other current assets	447,716	18,584
Accounts payable	266,174	(1,652,181)
Accrued liabilities and other	(3,500,302)	(2,103,152)
Accrued income taxes	1,495,668	2,492,032

Net cash provided by operating activities	11,241,338	3,165,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,905,250)	(1,412,909)
Proceeds from maturities of marketable securities	1,686,388	626,313
Purchase of plant and equipment	(239,799)	(345,023)
Proceeds from sales of plant and equipment	510	90,611

Net cash used for investing activities	(1,458,151)	(1,041,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(631,351)	(572,272)
Shares purchased and retired	(285,025)	—
Proceeds from stock options exercised	963,429	242,013
Repayments under revolving credit agreement	(1,347,581)	(2,975,170)

Net cash used for financing activities	(1,300,528)	(3,305,429)

Net increase (decrease) in cash and cash equivalents	8,482,659	(1,180,566)

CASH AND CASH EQUIVALENTS at beginning of period	$10,514,707	$9,091,567

CASH AND CASH EQUIVALENTS at end of period	$18,997,366	$7,911,001

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$938,949	$129,500

Interest paid	$109,254	$153,745

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of results for the full year. All share and per share amounts in this document have been adjusted to reflect the two-for-one stock split distributed to shareholders on April 1, 2005 (See Note 7).

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
Numerator:
Net Earnings	$5,199,562	$5,152,696

Denominator:
Basic weighted average shares outstanding	11,526,611	11,275,586
Effect of dilutive securities:
Employee stock options	451,717	399,560

Diluted weighted average shares outstanding	11,978,328	11,675,146

Basic earnings per share	$.45	$.46

Diluted earnings per share	$.43	$.44

Diluted weighted average shares outstanding for the first quarter of 2005 include all outstanding options, as none are antidilutive. Diluted weighted average shares outstanding for the first quarter of 2004 exclude outstanding options to purchase 10,824 shares of common stock at a price of $18.47 because they were antidilutive.

3.	Employee Retirement Plans

The components of the Company’s net periodic pension cost are:

	Three Months Ended March 31,
	2005	2004
Benefits earned during the period	$196,000	$196,000
Interest cost on projected benefit obligation	396,000	396,000
Expected return on plan assets	(478,000)	(498,000)
Net amortization and deferral	107,000	56,000

Net pension expense	$221,000	$150,000

The Company has not made and does not expect to make any contributions to its defined benefit pension plan in 2005.

4.	Segment Information

The Company continues to operate in two operating segments; wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments. The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest revenue and expense are not allocated to the segments. Summarized segment data for the quarters ended March 31, 2005 and 2004 is:

	Wholesale
Three Months Ended March 31,	Distribution	Retail	Total
2005
Wholesale sales	$49,884,000	$6,737,000	$56,621,000
Licensing revenues	1,210,000	—	1,210,000

Net sales	51,094,000	6,737,000	57,831,000
Earnings from operations	7,222,000	1,187,000	8,409,000

2004
Wholesale sales	$54,540,000	$6,451,000	$60,991,000
Licensing revenues	752,000	—	752,000

Net sales	55,292,000	6,451,000	61,743,000
Earnings from operations	7,585,000	897,000	8,482,000

5.	Stock-Based Compensation Plans

The Company has stock option plans under which options to purchase Common Stock are granted to officers and key employees at prices not less than the fair market value of the Common Stock on the date of the grant. The Company accounts for such stock option grants under the provisions of APB Opinion #25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation expense has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on quarterly net earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net earnings, as reported	$5,199,562	$5,152,696
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	3,567	—

Pro forma net income	$5,195,995	$5,152,696

Earnings per share
Basic — as reported	$.45	$.46
Basic — pro forma	$.45	$.46

Diluted — as reported	$.43	$.44
Diluted — pro forma	$.43	$.44

6.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net earnings	$5,199	$5,153
Foreign currency translation adjustments	(61)	(82)

Total comprehensive income	$5,138	$5,071

The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Foreign currency translation adjustments	$377	$438

7.	Stock Split

On January 31, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s Common Stock and Class B Common Stock without a change in par value of either class. The stock split was distributed on April 1, 2005 to shareholders of record on February 16, 2005. The stock split resulted in the issuance of approximately 4.5 million additional shares of Common Stock and approximately 1.3 million additional shares of Class B Common Stock. All share and per share amounts disclosed in this document have been adjusted to reflect the split. In addition, the stock split has been reflected in the shareholders equity accounts as of March 31, 2005.

8.	New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock- Based Compensation”. The revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission postponed the adoption of SFAS No. 123(R), which would have been effective for the Company as of July 1, 2005. As a result, SFAS No. 123(R) will be effective January 1, 2006. The Company is currently evaluating the impact this pronouncement will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes under the Florsheim, Nunn Bush, Nunn Bush NXXT, Brass Boot, Stacy Adams and SAO by Stacy Adams brand names. Inventory is purchased from third party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U. S. dollars. The Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe. The Company also has a retail division, which consists of 29 Company-owned retail stores in the United States, which includes one that opened in April 2005, and three in Europe. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company’s results are primarily impacted by the economic conditions and the retail environment in the United States.

In the first quarter of 2005, the Company achieved net earnings of $5.20 million, 1% above the prior year’s $5.15 million. Diluted earnings per share decreased to $.43 per diluted share in 2005 from $.44 per diluted share in 2004. The decrease in diluted earnings per share year-over-year results from an increase in the number of weighted average shares outstanding. Consolidated net sales for the quarter decreased 6% compared with the prior year. Sales were down in the Company’s wholesale division, but were up in the Company’s retail division. Despite the overall lower net sales in the current quarter, operating earnings as a percent of net sales increased to 14.5% from 13.7% for the same period last year. A more detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Consolidated net sales for the first quarter of 2005 were $57.8 million, 6.3% lower than the prior year’s $61.7 million. Net sales of the Company’s retail division grew 4.4% in the quarter, and net sales of the wholesale division were down 7.6%. Sales in the Company’s wholesale division, which includes both wholesale sales and licensing revenues, were $51.1 million in 2005 compared with $55.3 million in 2004. Wholesale sales were $49.9 million in 2005 as compared with $54.5 million in 2004. Licensing revenues were $1.2 million in 2005, up from $750,000 in 2004.

Wholesale sales by brand for the three-month periods ended March 31, 2005 and 2004 were as follows:

Wholesale Sales

	Three months ended March 31,
	2005	2004	% change
Stacy Adams	$17,147,179	$17,509,780	-2.1%
Nunn Bush	17,781,087	21,672,092	-18.0%
Florsheim	13,336,562	14,221,786	-6.2%
Foreign	1,618,807	1,136,989	42.4%

Total	$49,883,635	$54,540,647	-8.5%

The performance of the Stacy Adams brand was comparable between periods. The 18% decline in first quarter net sales of the Nunn Bush brand reflects the challenging retail environment in the moderately priced men’s footwear market. Additionally, the Company is going through some product transitions with some of its major accounts. Net sales of the Florsheim brand decreased 6.2% in comparison to the prior year period. During the quarter, the Company made the decision to discontinue the FLS product line in the United States. FLS is a lower priced sub brand in the Florsheim division. Sales of FLS were down $1.1 million or 51% for the quarter. Sales of all other Florsheim products increased 3% in the quarter. The Company estimates that the effect on total Florsheim sales resulting from the discontinuance of FLS in the United States will be $5-$6 million for 2005.

The increase in licensing revenues is attributable to year-over-year growth of 7% and higher than estimated fourth quarter 2004 royalties adjusted in the first quarter of 2005.

Retail net sales were $6.7 million this year, up 4.4% from last year’s $6.5 million. Same store sales increased 7.6% in the first quarter of 2005.

Overall gross earnings as a percent of net sales in the three months ended March 31, 2005 increased to 35.7% from 34.4% in the prior year period. Gross earnings as a percent of net sales in the wholesale division increased to 32.0% in 2005, up from 31.2% in 2004. The increase was due primarily to the increased royalty income. The gross margin on wholesale footwear sales was up 10 basis points. Gross earnings as a percent of net sales in the retail division were 63.7%, up 150 basis points from 62.2% in the first quarter of 2004.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company’s distribution costs of $1,114,000 and $1,234,000 for the three months ended March 31, 2005 and 2004, respectively, were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales. The Company’s selling and administrative expenses also include, and are primarily related to, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation.

Selling and administrative expenses as a percent of net sales were 21.1% for the first quarter of 2005 versus 20.7% in 2004. Wholesale selling and administrative expenses as a percent of net wholesale sales were 18.3% in 2005 and 17.7% in 2004, and retail selling and administrative expenses as a percent of net sales were 46.1% in 2005 and 48.2% in 2004. The decrease in retail selling and administrative expenses as a percent of net sales was achieved through cost control efforts.

Interest expense for the first quarter of 2005 was $73,000 as compared with $167,000 for the first quarter of 2004. The decrease related to lower borrowings in the current year as compared to the prior year.

The effective tax rate for the first quarter of 2005 is 38.6%, which is comparable to 38.7% in the prior year quarter.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $19.0 million at March 31, 2005 as compared with $10.7 million at December 31, 2004. In the first quarter of 2005, cash and cash equivalents increased approximately $8.5 million primarily due to increased cash from operations resulting from a decrease in inventory in comparison to year-end.

Net cash provided by operating activities for the first quarter of 2005 was up $8.1 million compared with the same period in 2004. The increase was primarily due to changes in accounts receivable and inventory balances, partially offset by a $1.6 million deferred compensation payment (which is included in accrued liabilities and other).

The decrease in inventory and increase in accounts receivable are seasonal as inventory is normally built up in the fourth quarter followed by higher quarterly sales in the first quarter spring selling season. The $1.6 million deferred compensation payment represents the final payment made to a former executive under a deferred compensation arrangement.

The $417,000 increase in net cash used for investing activities is mainly due to the timing of maturities and purchases of marketable securities during the first quarter of 2005, as compared with 2004.

Cash flows used for financing activities decreased largely due to lower repayments of borrowings in the first quarter of 2005 compared to the prior year period. As of March 31, 2005, the Company had a total of $50 million available under its existing borrowing facility, of which total borrowings were $10 million. This facility includes certain financial covenants, including minimum net worth levels, minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a maximum ratio of funded debt to EBITDA. As of March 31, 2005 the Company was in compliance with all covenants. The facility expires on April 30, 2006.

The Company’s Board of Directors declared a quarterly dividend of $.07 per share to shareholders of record June 1, 2005, payable July 1, 2005. This represents an increase of 27% in the annual dividend. The impact of this will be to increase cash dividends paid annually by approximately $695,000.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2005.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. These factors could include significant adverse changes in the economic conditions affecting overseas suppliers or the men’s footwear markets served by the Company, as well as changes in interest rates, discount rates, or currency exchange rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The Company also buys back shares of its Common Stock from time to time in private transactions at prevailing prices. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended March 31, 2005.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
03/01/05 – 03/31/05	13,000	$21.93	—	1,626,200

There were no repurchases of stock from January 1 through February 28, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held April 26, 2005 to elect two members to the Company’s Board of Directors and to act on a proposal to approve the Weyco Group, Inc. 2005 Equity Incentive Plan (the “2005 Plan”).

Thomas W. Florsheim, Jr. and Robert Feitler were nominated for election to the Board of Directors for terms of three years. A total of 27,924,099 votes were cast for the nominees, with 27,694,411 votes cast “for” and 229,688 votes “withheld” for Mr. Florsheim, and 27,813,579 votes cast “for” and 110,320 votes “withheld” for Mr. Feitler. John W. Florsheim, Cory Nettles, and Frederick P. Stratton continue as Directors of the Company for a term expiring in 2006. Thomas W. Florsheim and Leonard J. Goldstein continue as Directors of the Company for a term expiring in 2007.

A total of 26,408,165 votes were cast “for” approval of the 2005 Plan, 744,595 votes were cast “against” and 48,210 votes “abstained.” There were 723,129 broker non-votes.

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

April 29, 2005	/s/ John F. Wittkowske

Date	John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF March 31, 2005

INCORPORATED
EXHIBIT		HEREIN BY	FILED
NUMBER	DESCRIPTION	REFERENCE TO	HEREWITH
31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32.1	Section 906 Certification of Chief Executive Officer		X

32.2	Section 906 Certification of Chief Financial Officer		X