Form 10-Q
period 2005-06-30
WEYCO GROUP INC
filed 2005-08-03
CIK 106532

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                     Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number       0-9068

                                WEYCO GROUP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                        39-0702200
-------------------------------                         -------------------
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

Yes [X]  No  [ ]

As of July 25, 2005 the following shares were outstanding:

          Common Stock, $1.00 par value                   8,982,099 Shares
          Class B Common Stock, $1.00 par value           2,596,348 Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                             June 30,     December 31,
                                                               2005           2004
                                                           ------------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........................   $ 21,446,074   $ 10,514,707
     Marketable securities, at amortized cost ..........        595,000        180,000
     Accounts receivable, net ..........................     26,281,466     30,774,337
     Inventories .......................................     34,851,128     47,620,220
     Deferred income tax benefits ......................        759,508      1,681,135
     Prepaid expenses and other current assets .........      1,151,557      1,779,189
                                                           ------------   ------------
         Total current assets ..........................     85,084,733     92,549,588
MARKETABLE SECURITIES, at amortized cost ...............     22,228,805     11,123,795
OTHER ASSETS ...........................................     13,882,206     13,904,006
PLANT AND EQUIPMENT, net ...............................     27,519,913     27,910,304
TRADEMARK ..............................................     10,867,969     10,867,969
                                                           ------------   ------------
                                                           $159,583,626   $156,355,662
                                                           ============   ============

LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term borrowings .............................   $  9,649,658   $ 11,359,536
     Accounts payable ..................................      8,298,635      6,661,241
     Dividend payable ..................................        809,473        631,351
     Accrued liabilities ...............................      5,362,035      8,496,615
     Accrued income taxes ..............................        458,911        751,622
                                                           ------------   ------------
         Total current liabilities .....................     24,578,712     27,900,365
LONG-TERM PENSION LIABILITY ............................      3,411,956      3,312,860
DEFERRED INCOME TAX LIABILITIES ........................      5,260,788      5,394,516
SHAREHOLDERS' INVESTMENT:
     Common stock ......................................      8,956,965      4,440,565
     Class B common stock ..............................      2,599,228      1,302,110
     Capital in excess of par value ....................      2,249,366      6,820,136
     Reinvested earnings ...............................    112,305,035    106,747,060
     Accumulated other comprehensive income ............        221,576        438,050
                                                           ------------   ------------
          Total shareholders' investment ...............    126,332,170    119,747,921
                                                           ------------   ------------
                                                           $159,583,626   $156,355,662
                                                           ============   ============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
            FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                  Three Months ended June 30         Six Months ended June  30
                                                ------------------------------    ------------------------------
                                                    2005              2004            2005             2004
                                                -------------    -------------    -------------    -------------
NET SALES                                       $  44,746,051    $  49,786,360    $ 102,576,858    $ 111,529,729
COST OF SALES                                      28,790,627       31,616,365       65,999,768       72,101,075
                                                -------------    -------------    -------------    -------------
               Gross earnings                      15,955,424       18,169,995       36,577,090       39,428,654

SELLING AND ADMINISTRATIVE EXPENSES                11,353,366       11,806,927       23,565,649       24,583,278
                                                -------------    -------------    -------------    -------------
               Earnings from operations             4,602,058        6,363,068       13,011,441       14,845,376

INTEREST INCOME                                       267,231          120,143          412,536          241,006

INTEREST EXPENSE                                      (76,700)         (98,853)        (149,967)        (266,338)

OTHER INCOME (EXPENSE), net                            (8,189)         (10,143)         (30,048)         (43,133)
                                                -------------    -------------    -------------    -------------
               Earnings before provision for
                    income taxes                    4,784,400        6,374,215       13,243,962       14,776,911

PROVISION FOR INCOME TAXES                          1,755,000        2,400,000        5,015,000        5,650,000
                                                -------------    -------------    -------------    -------------
               Net earnings                     $   3,029,400    $   3,974,215    $   8,228,962    $   9,126,911
                                                =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)*
          Basic                                    11,569,353       11,333,686       11,543,730       11,306,750
          Diluted                                  11,958,369       11,708,347       11,969,210       11,676,645

EARNINGS PER SHARE (Note 2)*
          Basic                                 $         .26    $         .35    $         .71    $         .81
                                                =============    =============    =============    =============
          Diluted                               $         .25    $         .34    $         .69    $         .78
                                                =============    =============    =============    =============

CASH DIVIDENDS PER SHARE*                       $         .07    $        .055    $        .125    $        .105
                                                =============    =============    =============    =============

* All share and per share amounts have been adjusted to reflect the two-for-one stock split distributed to shareholders on April 1, 2005 (See Note 7).

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                              2005           2004
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings .....................................................   $  8,228,962    $  9,126,911
     Adjustments to reconcile net earnings to net cash provided by operating activities-
          Depreciation ................................................      1,129,259       1,318,821
          Amortization ................................................         22,918          65,801
          Deferred income taxes .......................................        787,899         437,605
          Deferred compensation .......................................             --          27,600
          Pension expense .............................................        442,302         356,480
          Gain on sale of assets ......................................         (1,642)        (88,392)
          Increase in cash surrender value of life insurance ..........       (222,000)       (204,000)
     Changes in operating assets and liabilities -
          Accounts receivable .........................................      4,492,871        (721,468)
          Inventories .................................................     12,769,092      (6,510,812)
          Prepaids and other current assets ...........................        627,632        (146,918)
          Accounts payable ............................................      1,637,395       1,688,535
          Accrued liabilities and other ...............................     (3,413,868)     (1,318,715)
          Accrued income taxes ........................................       (292,711)        (42,306)
                                                                          ------------    ------------
               Net cash provided by operating activities ..............     26,208,109       3,989,142
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities ................................    (13,614,582)     (2,324,390)
     Proceeds from maturities of marketable securities ................      2,071,654       2,876,603
     Purchase of plant and equipment ..................................       (778,408)       (538,288)
     Proceeds from sales of plant and equipment .......................          4,587          95,111
                                                                          ------------    ------------
               Net cash (used for) provided by investing activities ...    (12,316,749)        109,036
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash dividends paid ..............................................     (1,264,542)     (1,136,363)
     Shares purchased and retired .....................................     (1,288,822)             --
     Proceeds from stock options exercised ............................      1,303,249       1,689,461
     Repayments under revolving credit agreement ......................     (1,709,878)     (4,983,258)
                                                                          ------------    ------------
               Net cash used for financing activities .................     (2,959,993)     (4,430,160)
                                                                          ------------    ------------

     Net increase (decrease) in cash and cash equivalents .............     10,931,367        (331,982)
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS at beginning of period ......................   $ 10,514,707    $  9,091,567
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS at end of period ............................   $ 21,446,074    $  8,759,585
                                                                          ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid, net of refunds ................................   $  4,543,368    $  5,134,500
                                                                          ============    ============
     Interest paid ....................................................   $    118,441    $    235,850
                                                                          ============    ============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.    FINANCIAL STATEMENTS

      In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 2005, are not necessarily indicative of results for the full year. All share and per share amounts in this document have been adjusted to reflect the two-for-one stock split distributed to shareholders on April 1, 2005 (See Note 7).

2.    EARNINGS PER SHARE

      The following table sets forth the computation of earnings per share and diluted earnings per share:

                                            Three Months Ended June 30,     Six Months Ended June 30,
                                            ---------------------------     -------------------------
                                               2005            2004             2005         2004
                                            -----------     -----------     -----------  ------------
Numerator:
   Net Earnings.........................    $ 3,029,400     $ 3,974,215     $ 8,228,962  $  9,126,911
                                            ===========     ===========     ===========  ============

Denominator:
   Basic weighted average shares........     11,569,353      11,333,686      11,543,730    11,306,750
   Effect of dilutive securities:
     Employee stock options.............        389,016         374,661         425,480       369,895
                                            -----------     -----------     -----------  ------------
   Diluted weighted average shares......     11,958,369      11,708,347      11,969,210    11,676,645
                                            ===========     ===========     ===========  ============

Basic earnings per share................    $       .26     $       .35     $       .71  $        .81
                                            ===========     ===========     ===========  ============

Diluted earnings per share outstanding..    $       .25     $       .34     $       .69  $        .78
                                            ===========     ===========     ===========  ============

      Diluted weighted average shares outstanding for the second quarter of 2005 exclude outstanding options to purchase 11,784 shares of common stock at an average exercise price of $19.76 because they were antidilutive. Diluted weighted average shares outstanding for the six months ended June 30, 2005 include all outstanding options, as none are antidilutive. Diluted weighted average shares outstanding for the three and six months ended June 30, 2004 exclude outstanding options to purchase 10,824 shares of common stock at a price of $18.47 because they were antidilutive.

3.    EMPLOYEE RETIREMENT PLANS

      The components of the Company's net periodic pension cost are:

                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                              ---------------------------    -------------------------
                                                                 2005             2004         2005            2004
                                                              ----------       ----------    ---------       ---------
Benefits earned during the period........................     $  196,000       $  196,000    $ 392,000       $ 392,000
Interest cost on projected benefit obligation............        396,000          396,000      792,000         792,000
Expected return on plan assets...........................       (478,000)        (498,000)    (956,000)       (996,000)
Net amortization and deferral............................        107,000          112,000      214,000         168,000
                                                              ----------       ----------    ---------       ---------
   Net pension expense...................................     $  221,000       $  206,000    $ 442,000       $ 356,000

      The Company has not made and does not expect to make any contributions to its defined benefit pension plan in 2005.

4.    SEGMENT INFORMATION

      The Company continues to operate in two operating segments; wholesale distribution and retail sales of men's footwear, which also constitute its reportable segments. None of the Company's operating segments were aggregated in determining the Company's reportable segments. The Company's Chief Executive Officer evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments. Summarized segment data for the periods ended June 30, 2005 and 2004 is:

                                                 Wholesale
                                                Distribution            Retail                 Total
                                                ------------         ------------          -------------
THREE MONTHS ENDED JUNE 30
    2005
Product sales................................   $ 37,228,000         $  6,543,000          $  43,771,000
Licensing revenues...........................        975,000                   --                975,000
                                                ------------         ------------          -------------
  Net sales..................................     38,203,000            6,543,000             44,746,000
Earnings from operations.....................      3,458,000            1,144,000              4,602,000

    2004
Product sales................................   $ 42,315,000         $  6,521,000          $  48,836,000
Licensing revenues...........................        950,000                   --                950,000
                                                ------------         ------------          -------------
  Net sales..................................     43,265,000            6,521,000             49,786,000
Earnings from operations.....................      5,335,000            1,028,000              6,363,000

SIX MONTHS ENDED JUNE 30
    2005
Product sales................................   $ 87,112,000         $ 13,281,000          $ 100,393,000
Licensing revenues...........................      2,184,000                   --              2,184,000
                                                ------------         ------------          -------------
  Net sales..................................     89,296,000           13,281,000            102,577,000
Earnings from operations.....................     10,680,000            2,331,000             13,011,000

    2004
Product sales................................   $ 96,856,000           12,972,000          $ 109,828,000
Licensing revenues...........................      1,702,000                   --              1,702,000
                                                ------------         ------------          -------------
  Net sales..................................     98,558,000           12,972,000             11,530,000
Earnings from operations.....................     12,920,000            1,925,000             14,845,000

5.    STOCK-BASED COMPENSATION PLANS

      The Company has stock option plans under which options to purchase Common Stock are granted to directors, officers and key employees at prices not less than the fair market value of the Common Stock on the date of the grant. The Company accounts for such stock option grants under the provisions of APB Opinion #25, "Accounting for Stock Issued to Employees." No stock-based employee compensation expense has been reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant.

      The following table illustrates the effect on quarterly net earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, to stock-based employee compensation.

                                                        Three Months ended June 30,    Six Months ended June 30,
                                                           2005             2004           2005          2004
                                                        ----------       ----------    -----------    ----------
Net earnings, as reported                               $3,029,400       $3,974,215    $ 8,228,962    $9,126,911
  Deduct:  Total stock-based employee
    compensation expense determined
    under the fair value based method for
    all awards, net of related tax effects.........        180,470           64,126        184,037        64,126
                                                        ----------       ----------    -----------    ----------

Pro forma net income...............................     $2,848,930       $3,910,089    $ 8,044,925    $9,062,785
                                                        ----------       ----------    -----------    ----------

Earnings per share
  Basic - as reported..............................     $      .26       $      .35    $       .71    $      .81
  Basic - pro forma................................     $      .25       $      .34    $       .70    $      .80

  Diluted - as reported............................     $      .25       $      .34    $       .69    $      .78
  Diluted - pro forma..............................     $      .24       $      .33    $       .67    $      .77

6.    COMPREHENSIVE INCOME

      Comprehensive income for the periods ended June 30, 2005 and 2004 is as follows (in thousands):

                                                        Three Months Ended June 30,    Six Months ended June 30,
                                                          2005               2004        2005             2004
                                                        --------           --------    --------         --------
Net earnings                                            $  3,029           $  3,974    $  8,229         $  9,127
 Foreign currency translation adjustments                   (155)               (61)       (216)            (143)
                                                        --------           --------    --------         --------
     Total comprehensive income                         $  2,874           $  3,913    $  8,013         $  8,984

      The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets are as follows (in thousands):

                                                        June 30,       December 31,
                                                          2005             2004
                                                        --------       ------------
Foreign currency translation adjustments                $    222       $        438

7.    STOCK SPLIT

      On January 31, 2005, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock and Class B Common Stock without a change in par value of either class. The stock split was distributed on April 1, 2005 to shareholders of record on February 16, 2005. The stock split resulted in the issuance of approximately 4.5 million additional shares of Common Stock and approximately 1.3 million additional shares of Class B Common Stock. All share and per share amounts disclosed in this document have been adjusted to reflect the split.

8.    NEW ACCOUNTING PRONOUNCEMENT

      In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". The revised statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. On April 14, 2005, the Securities and Exchange Commission postponed the adoption of SFAS No. 123(R), which would have been effective for the Company as of July 1, 2005. As a result, SFAS No. 123(R) will be effective January 1, 2006. The Company is currently evaluating the impact this pronouncement will have on its financial statements.

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

Overall, net earnings in the second quarter of 2005 were $3.0 million, or $.25 per diluted share compared with $4.0 million, or $.34 per diluted share in the same period of 2004. For the six months ended June 30, 2005, net earnings were $8.2 million, or $.69 per diluted share compared with $9.1 million, or $.78 per diluted share in 2004. A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Consolidated net sales for the second quarter of 2005 were $44.7 million, down 10% from the prior year's $49.8 million. Second quarter sales in the Company's wholesale division, which includes both wholesale sales and licensing revenues, were $38.2 million in 2005 compared with $43.3 million in 2004. Wholesale sales were $37.2 million in 2005 as compared with $42.3 million in 2004. Licensing revenues were $1.0 million in both 2005 and 2004. Retail net sales in the second quarter of 2005 were level with the prior year period at $6.5 million. Same store sales in the quarter increased 2.7%. The Company opened one new store in the second quarter of 2005 and closed one store in the first quarter of 2005.

Wholesale sales by brand for the three- and six-month periods ended June 30, 2005 and 2004 were as follows:

                           THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                               2005         2004         % CHANGE        2005        2004          % CHANGE
                            -----------  -----------     --------    -----------  -----------      --------
Stacy Adams                 $10,330,471  $11,724,936      -11.9%     $27,477,650  $29,234,716        -6.0%
Nunn Bush                    15,853,749   16,690,950       -5.0%      33,634,836   38,363,042       -12.3%
Florsheim                    10,640,121   13,375,736      -20.5%      23,976,683   27,597,522       -13.1%
Foreign                         403,734      523,219      -22.8%       2,022,541    1,660,208        21.8%
                            -----------  -----------      -----      -----------  -----------       -----
  Total                     $37,228,075  $42,314,841      -12.0%     $87,111,710  $96,855,488       -10.1%

In the current quarter, overall wholesale sales were impacted by cyclical fashion trends toward more contemporary and casual footwear which negatively affected the Company's more basic Nunn Bush and Florsheim dress and dress casual business. The Company also experienced more competition from private label store brands which currently are absorbing a greater share of available retail dollars. Additionally, in the first quarter of 2005, the Company decided to discontinue the FLS product line in the United States. FLS is a lower priced sub brand in the Florsheim division. Sales of FLS decreased $1.8 million, or 63.9% for the quarter. Sales of all other Florsheim products were down 9.1% in the quarter.

For the six months ended June 30, consolidated net sales were $102.6 million in 2005, down 8% from last year's $111.5 million. Sales in the Company's wholesale division, which includes both wholesale sales and licensing revenue, were $89.3 million in 2005 and $98.6 million in 2004. Wholesale net sales were $87.1 million for the six months ended June 30, 2005 as compared with $96.9 million for the same period in 2004. Licensing revenues were $2.2 million for the six months ended June 30, 2005 and $1.7 million for the same period in 2004. Retail net sales for the six months ended June 30, 2005 were $13.3 million as compared with $13.0 million for the same period in 2004. Same store sales increased 5.1%.

Wholesale sales for the six months ended June 30, 2005 were down across all brands in comparison to 2004 due to cyclical trends and more competition from private label store brands as discussed above. In addition, sales of Florsheim were down due to the discontinuance of the FLS product line in the United States. Sales of FLS were down $2.9 million or 58.2% from the prior year. Sales of all other Florsheim products decreased 3.3% in 2005 compared with 2004. The Company now estimates that the effect on total Florsheim sales resulting from the discontinuance of FLS in the United States will be $6-$7 million for 2005.

Overall gross earnings as a percent of net sales for the three months ended June 30, 2005 was 35.7% compared with 36.5% in the prior year period. Gross earnings as a percent of net sales in the wholesale division was 30.6% in 2005 compared with 32.4% in 2004. Gross earnings as a percent of net sales in the retail division was 65.0%, up 130 basis points from 63.7% in the second quarter of 2004. Overall gross earnings as a percent of net sales for the six months ended June 30 increased slightly from 35.4% in 2004 to 35.7% in 2005. For the six months ended June 30 wholesale gross earnings as a percent of net sales was 31.4% in 2005 compared with 31.7% in 2004. Retail gross earnings as a percent of net sales for the same period increased from 62.9% in 2004 to 64.4% in 2005. The wholesale margin decrease was due to sales of remaining Florsheim FLS product at significantly lower margins and a greater amount of closeout sales of Stacy Adams products.

The Company's cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company's distribution costs for the three- and six-month periods ended June 30, 2005 and 2004, were $1,045,000 and $2,159,000 in 2005, respectively, and $1,046,000 and $2,280,000 in 2004, respectively, and were included in selling and administrative expenses. Therefore, the Company's gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

The Company's selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses as a percent of net sales were 25.4% versus 23.7% in 2004. Wholesale selling and administrative expenses as a percent of net wholesale sales were 22.1% in 2005 and 20.5% in 2004, and retail selling and administrative expenses as a percent of net sales were 47.6% in 2005 and 48.0% in 2004.

For the six months ended June 30, selling and administrative expenses as a percent of net sales were 23.0% in 2005 versus 22.0% in 2004. Wholesale selling and administrative expenses as a percent of net wholesale sales to date in 2005 were 19.9% as compared with 18.9% in 2004. Retail selling and administrative expenses as a percent of net sales decreased to 46.8% in 2005 from 48.1% in 2004. The increase in wholesale expenses as a percent of sales for both the second quarter and first six months of 2005 is due to the fact that not all of these costs fluctuate with changes in sales volume.

The effective tax rate for the second quarter and six months ended June 30, 2005 was 36.7% and 37.9%, respectively, which was comparable to 37.7% and 38.2% for the same periods in the prior year.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $22.0 million at June 30, 2005 as compared with $10.7 million at December 31, 2004. In the second quarter of 2005, cash and cash equivalents increased approximately $10.9 million primarily due to increased cash from operations partially offset by an increase in cash used for investing activities in comparison to the prior year.

Net cash provided by operating activities for the six months ended June 30, 2005 was $22.2 million higher than the same period in 2004. The increase was primarily due to decreases in accounts receivable and inventory balances in 2005, as compared with 2004. The decrease in accounts receivable is consistent with the lower sales for the quarter, while the decline in inventory reflects the Company's increased emphasis to improve its overall buying process and accordingly, to reduce the potential for excess inventory and improve inventory turns.

Cash flows from investing activities were down $12.4 million, mainly due to the purchases of marketable securities to date this year, as compared with 2004. The Company continues to invest in municipal securities.

Cash flows used for financing activities decreased $1.5 million, due to lower repayments of borrowings partially offset by the repurchase of the Company's common stock in 2005 compared with the prior year period. As of June 30, 2005, the Company had a total of $50 million available under its existing borrowing facility, of which total borrowings were $9.6 million. This facility includes certain financial covenants, including minimum net worth levels, minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a maximum ratio of funded debt to EBITDA. As of June 30, 2005 the Company was in compliance with all covenants. The facility expires on April 30, 2006.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2005.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company's outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. These factors could include significant adverse changes in the economic conditions affecting overseas suppliers or the men's footwear markets served by the Company, as well as changes in interest rates, discount rates, or currency exchange rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have not been any changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The Company also buys back shares of its Common Stock from time to time in private transactions at prevailing prices. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company's Common Stock by the Company in the three-month period ended June 30, 2005.

                                                                TOTAL NUMBER OF          MAXIMUM NUMBER
                                 TOTAL          AVERAGE       SHARES PURCHASED AS          OF SHARES
                                NUMBER           PRICE       PART OF THE PUBLICLY        THAT MAY YET BE
                               OF SHARES         PAID              ANNOUNCED             PURCHASED UNDER
        PERIOD                 PURCHASED       PER SHARE            PROGRAM                THE PROGRAM
----------------------         ---------       ---------     ---------------------     ------------------
04/01/05  -  04/30/05            4,498          $18.06               4,498                   1,621,702

05/01/05  -  05/31/05           40,616          $18.60              40,616                   1,581,086

06/01/05  -  06/30/05            8,887          $18.83               8,887                   1,572,199
                                 -----                              ------

TOTAL                           54,001          $18.59              54,001                   1,572,199

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held April 26, 2005 to elect two members to the Company's Board of Directors and to act on a proposal to approve the Weyco Group, Inc. 2005 Equity Incentive Plan (the "2005 Plan").

      Thomas W. Florsheim, Jr. and Robert Feitler were nominated for election to the Board of Directors for terms of three years. A total of 27,924,099 votes were cast for the nominees, with 27,694,411 votes cast "for" and 229,688 votes "withheld" for Mr. Florsheim, and 27,813,579 votes cast "for" and 110,320 votes "withheld" for Mr. Feitler. John W. Florsheim, Cory Nettles, and Frederick P. Stratton continue as Directors of the Company for a term expiring in 2006. Thomas W. Florsheim and Leonard J. Goldstein continue as Directors of the Company for a term expiring in 2007.

      A total of 26,408,165 votes were cast "for" approval of the 2005 Plan, 744,595 votes were cast "against" and 48,210 votes "abstained." There were 723,129 broker non-votes.

Item 6. Exhibits

      See the Exhibit Index included herewith for a listing of exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WEYCO GROUP, INC.

                                                /s/ John  F. Wittkowske
   August 3, 2005                               -----------------------------
      Date                                      John F. Wittkowske
                                                Senior Vice President and
                                                Chief Financial Officer

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                              DATE OF June 30, 2005

                                                               INCORPORATED
EXHIBIT                                                         HEREIN BY        FILED
NUMBER                   DESCRIPTION                           REFERENCE TO     HEREWITH
------   ---------------------------------------------         ------------     --------
31.1     Certification of Chief Executive Officer                                   X

31.2     Certification of Chief Financial Officer                                   X

32.1     Section 906 Certification of Chief Executive Officer                       X

32.2     Section 906 Certification of Chief Financial Officer                       X