Form 10-Q
period 2005-09-30
WEYCO GROUP INC
filed 2005-11-02
CIK 106532

                                    FORM 10-Q

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September, 30, 2005

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes   X   No
    -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No
    -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

As of October 27, 2005 the following shares were outstanding:

Common Stock, $1.00 par value           8,972,715 Shares
Class B Common Stock, $1.00 par value   2,595,556 Shares

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

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                 September 30,   December 31,
                                                      2005           2004
                                                 -------------   ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................... $ 12,889,180   $ 10,514,707
   Marketable securities, at amortized cost .....      595,000        180,000
   Accounts receivable, net .....................   37,190,910     30,774,337
   Inventories ..................................   36,598,254     47,620,220
   Deferred income tax benefits .................      976,724      1,681,135
   Prepaid expenses and other current assets ....      971,231      1,779,189
                                                  ------------   ------------
      Total current assets ......................   89,221,299     92,549,588
MARKETABLE SECURITIES, at amortized cost ........   25,258,953     11,123,795
OTHER ASSETS ....................................   13,871,307     13,904,006
PLANT AND EQUIPMENT, net ........................   27,265,807     27,910,304
TRADEMARK .......................................   10,867,969     10,867,969
                                                  ------------   ------------
                                                  $166,485,335   $156,355,662
                                                  ============   ============

LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Short-term borrowings ........................ $  9,484,132   $ 11,359,536
   Accounts payable .............................    8,976,789      6,661,241
   Dividend payable .............................      810,912        631,351
   Accrued liabilities ..........................    6,376,047      8,496,615
   Accrued income taxes .........................    1,505,616        751,622
                                                  ------------   ------------
      Total current liabilities .................   27,153,496     27,900,365
LONG-TERM PENSION LIABILITY .....................    3,452,208      3,312,860
DEFERRED INCOME TAX LIABILITIES .................    5,197,549      5,394,516
SHAREHOLDERS' INVESTMENT:
   Common stock .................................    8,988,324      4,440,565
   Class B common stock .........................    2,595,682      1,302,110
   Capital in excess of par value ...............    2,633,712      6,820,136
   Reinvested earnings ..........................  116,188,698    106,747,060
   Accumulated other comprehensive income .......      275,666        438,050
                                                  ------------   ------------
      Total shareholders' investment ............  130,682,082    119,747,921
                                                  ------------   ------------
                                                  $166,485,335   $156,355,662
                                                  ============   ============

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
          FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                    Three Months ended           Nine Months ended
                                                      September 30,                September 30,
                                                -------------------------   ---------------------------
                                                    2005          2004          2005           2004
                                                -----------   -----------   ------------   ------------
NET SALES                                       $55,218,588   $55,841,100   $157,795,446   $167,370,829
COST OF SALES                                    35,607,712    35,866,719    101,607,480    107,967,795
                                                -----------   -----------   ------------   ------------
      Gross earnings                             19,610,876    19,974,381     56,187,966     59,403,034
SELLING AND ADMINISTRATIVE EXPENSES              11,959,191    12,919,417     35,524,839     37,502,695
                                                -----------   -----------   ------------   ------------
      Earnings from operations                    7,651,685     7,054,964     20,663,127     21,900,339
INTEREST INCOME                                     298,428       119,460        710,964        360,466
INTEREST EXPENSE                                    (87,051)     (101,923)      (237,018)      (368,261)
OTHER INCOME (EXPENSE), net                           4,260        (2,268)       (25,788)       (45,401)
                                                -----------   -----------   ------------   ------------
      Earnings before provision for
         income taxes                             7,867,322     7,070,233     21,111,285     21,847,143
PROVISION FOR INCOME TAXES                        3,045,000     2,700,000      8,060,000      8,350,000
                                                -----------   -----------   ------------   ------------
      Net earnings                              $ 4,822,322   $ 4,370,233   $ 13,051,285   $ 13,497,143
                                                ===========   ===========   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING (Note 2)*
   Basic                                         11,575,788    11,451,066     11,555,307     11,351,136
   Diluted                                       11,992,330    11,806,494     11,973,913     11,712,276
EARNINGS PER SHARE (Note 2)*
   Basic                                        $       .42   $       .38   $       1.13   $       1.19
                                                ===========   ===========   ============   ============
   Diluted                                      $       .40   $       .37   $       1.09   $       1.15
                                                ===========   ===========   ============   ============
CASH DIVIDENDS PER SHARE*                       $       .07   $      .055   $       .195   $        .16
                                                ===========   ===========   ============   ============

* All share and per share amounts have been adjusted to reflect the two-for-one stock split distributed to shareholders on April 1, 2005 (See
     Note 7).

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       WEYCO GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

                                                                        2005           2004
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings .................................................   $ 13,051,285   $13,497,143
   Adjustments to reconcile net earnings to net cash
      provided by operating activities -
      Depreciation ..............................................      1,693,347     2,003,050
      Amortization ..............................................         35,566        66,962
      Deferred income taxes .....................................        507,444       216,251
      Deferred compensation .....................................             --        37,800
      Pension expense ...........................................        663,453       534,720
      Gain (loss) on sale of assets .............................         (1,642)      116,174
      Increase in cash surrender value of life insurance ........       (333,000)     (306,000)
   Changes in operating assets and liabilities -
      Accounts receivable .......................................     (6,416,573)   (8,245,135)
      Inventories ...............................................     11,021,966    (8,506,749)
      Prepaids and other current assets .........................        807,958      (141,116)
      Accounts payable ..........................................      2,315,548    (1,015,937)
      Accrued liabilities and other .............................     (2,406,293)   (1,287,958)
      Accrued income taxes ......................................        753,994     1,708,600
                                                                    ------------   -----------
         Net cash provided by (used for) operating activities ...     21,693,053    (1,322,195)
                                                                    ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities ............................    (17,615,427)   (4,260,081)
   Proceeds from maturities of marketable securities ............      3,029,703     3,957,915
   Purchase of plant and equipment ..............................     (1,086,860)     (928,955)
   Proceeds from sales of plant and equipment ...................          4,587       230,706
                                                                    ------------   -----------
         Net cash used for investing activities .................    (15,667,997)   (1,000,415)
                                                                    ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash dividends paid ..........................................     (2,074,017)   (1,750,137)
   Shares purchased and retired .................................     (1,423,656)           --
   Proceeds from stock options exercised ........................      1,722,494     1,834,601
   Repayments under revolving credit agreement ..................     (1,875,404)     (987,858)
                                                                    ------------   -----------
         Net cash used for financing activities .................     (3,650,583)     (903,394)
                                                                    ------------   -----------
   Net increase (decrease) in cash and cash equivalents .........      2,374,473    (3,226,004)
                                                                    ------------   -----------

CASH AND CASH EQUIVALENTS at beginning of period ................   $ 10,514,707   $ 9,091,567
                                                                    ------------   -----------

CASH AND CASH EQUIVALENTS at end of period ......................   $ 12,889,180   $ 5,865,563
                                                                    ============   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Income taxes paid, net of refunds ..........................   $  6,848,616   $ 6,413,534
                                                                    ============   ===========
     Interest paid ..............................................   $    232,071   $   335,763
                                                                    ============   ===========

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.   FINANCIAL STATEMENTS

     In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or nine months ended September 30, 2005, are not necessarily indicative of results for the full year. All share and per share amounts in this document have been adjusted to reflect the two-for-one stock split distributed to shareholders on April 1, 2005 (See Note 7).

2.   EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and diluted earnings per share:

                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                  --------------------------------   -------------------------------
                                          2005          2004                2005          2004
                                      -----------   -----------         -----------   -----------
Numerator:
   Net Earnings ...............       $ 4,822,322   $ 4,370,233         $13,051,285   $13,497,143
                                      ===========   ===========         ===========   ===========

Denominator:
   Basic weighted average
      shares ..................        11,575,788    11,451,066          11,555,307    11,351,136
   Effect of dilutive
      securities:
      Employee stock options ..           416,542       355,428             418,606       361,140
                                      -----------   -----------         -----------   -----------
   Diluted weighted average
   shares .....................        11,992,330    11,806,494          11,973,913    11,712,276
                                      ===========   ===========         ===========   ===========

Basic earnings per share ......       $       .42   $       .38         $      1.13   $      1.19
                                      ===========   ===========         ===========   ===========

Diluted earnings per share ....       $       .40   $       .37         $      1.09   $      1.15
                                      ===========   ===========         ===========   ===========

Diluted weighted average shares outstanding for the quarter and nine months ended September 30, 2005 include all outstanding options, as none are antidilutive. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2004 exclude outstanding options to purchase 310,500 shares of common stock at a weighted average price of $16.85 and 10,824 shares at a weighted-average price of $18.47, respectively, because they were antidilutive.

3.   EMPLOYEE RETIREMENT PLANS

     The components of the Company's net periodic pension cost are:

                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                 --------------------------------   -------------------------------
                                          2005        2004                 2005          2004
                                       ---------   ---------           -----------   -----------
Benefits earned during the
   period ....................         $ 195,000   $ 196,000           $   587,000   $   588,000
Interest cost on projected
   benefit obligation ........           396,000     396,000             1,188,000     1,188,000
Expected return on plan
   assets ....................          (478,000)   (498,000)           (1,434,000)   (1,494,000)
Net amortization and
   deferral ..................           107,000      85,000               322,000       253,000
                                       ---------   ---------           -----------   -----------
   Net pension expense .......         $ 220,000   $ 179,000           $   663,000   $   535,000

The Company has not made and does not expect to make any contributions to its defined benefit pension plan in 2005.

4.   SEGMENT INFORMATION

     The Company continues to operate in two operating segments; wholesale distribution and retail sales of men's footwear, which also constitute its reportable segments. None of the Company's operating segments were aggregated in determining the Company's reportable segments. The Company's Chief Executive Officer evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments. Summarized segment data for the periods ended September 30, 2005 and 2004 is:

                                    Wholesale
                                  Distribution      Retail         Total
                                  ------------   -----------   ------------
THREE MONTHS ENDED SEPTEMBER 30
   2005
Product sales .................   $ 48,264,000   $ 6,036,000   $ 54,300,000
Licensing revenues ............        919,000            --        919,000
                                  ------------   -----------   ------------
   Net sales ..................     49,183,000     6,036,000     55,219,000
Earnings from operations ......      6,823,000       829,000      7,652,000

   2004
Product sales .................   $ 49,333,000   $ 5,628,000   $ 54,961,000
Licensing revenues ............        880,000            --        880,000
                                  ------------   -----------   ------------
   Net sales ..................     50,213,000     5,628,000     55,841,000
Earnings from operations ......      6,521,000       534,000      7,055,000

NINE MONTHS ENDED SEPTEMBER 30
   2005
Product sales .................   $135,376,000   $19,316,000   $154,692,000
Licensing revenues ............      3,103,000            --      3,103,000
                                  ------------   -----------   ------------
   Net sales ..................    138,479,000    19,316,000    157,795,000
Earnings from operations ......     17,503,000     3,160,000     20,663,000

   2004
Product sales .................   $146,188,000   $18,600,000   $164,788,000
Licensing revenues ............      2,583,000            --      2,583,000
                                  ------------   -----------   ------------
   Net sales ..................    148,771,000    18,600,000    167,371,000
Earnings from operations ......     19,441,000     2,459,000     21,900,000

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

                                                   Three Months ended         Nine Months ended
                                                     September 30,              September 30,
                                                -----------------------   -------------------------
                                                   2005         2004          2005          2004
                                                ----------   ----------   -----------   -----------
Net earnings, as reported ...................   $4,822,322   $4,370,233   $13,051,285   $13,497,143
Deduct: Total stock-based employee
   compensation expense determined under the
   fair value based method for all awards,
   net of related tax effects ...............      269,853      155,983       453,890       220,109
                                                ----------   ----------   -----------   -----------
Pro forma net income ........................   $4,552,469   $4,214,250   $12,597,395   $13,277,034
                                                ----------   ----------   -----------   -----------
Earnings per share
   Basic - as reported ......................   $      .42   $      .38   $      1.13   $      1.19
   Basic - pro forma ........................   $      .39   $      .37   $      1.09   $      1.17

   Diluted - as reported ....................   $      .40   $      .37   $      1.09   $      1.15
   Diluted - pro forma ......................   $      .38   $      .36   $      1.05   $      1.13

6.   COMPREHENSIVE INCOME

     Comprehensive income for the periods ended September 30, 2005 and 2004 is as follows (in thousands):

                                Three Months ended   Nine Months ended
                                   September 30,       September 30,
                                ------------------   -----------------
                                   2005     2004       2005      2004
                                  ------   ------    -------   -------
Net earnings                      $4,822   $4,370    $13,051   $13,497
Foreign currency translation
   adjustments                        54       55       (162)      (88)
                                  ------   ------    -------   -------
   Total comprehensive income     $4,876   $4,425    $12,889   $13,409

     The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets are as follows (in thousands):

                                           September 30,   December 31,
                                                2005           2004
                                           -------------   ------------
Foreign currency translation adjustments        $276           $438

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

Overall, net earnings in the third quarter of 2005 were $4.8 million, or $.40 per diluted share compared with $4.4 million, or $.37 per diluted share in the same period of 2004. For the nine months ended September 30, 2005, net earnings were $13.1 million, or $1.09 per diluted share compared with $13.5 million, or $1.15 per diluted share in 2004. A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Consolidated net sales for the third quarter of 2005 were $55.2 million, down 1% from the prior year's $55.8 million. Third quarter sales in the Company's wholesale division, which includes both wholesale sales and licensing revenues, were $49.2 million in 2005 compared with $50.2 million in 2004. Wholesale sales were $48.3 million in 2005 as compared with $49.3 million in 2004. Licensing revenues were $0.9 million in both 2005 and 2004.

Retail net sales in the third quarter of 2005 were $6.0 million, compared with $5.6 million in 2004. Same store sales in the quarter increased 5.5%. The Company opened two new stores in 2005 and closed one store in the first quarter of 2005. The Company's store in Metairie, Louisiana closed August 27, 2005 as a result of Hurricane Katrina, and the Company has not yet determined when the store will reopen. The impact of this is not material to the Company's financial statements.

Wholesale sales by brand for the three- and nine-month periods ended September 30, 2005 and 2004 were as follows:

                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                       ------------------------------------   --------------------------------------
                           2005          2004      % CHANGE       2005           2004       % CHANGE
                       -----------   -----------   --------   ------------   ------------   --------
North American Sales
   Stacy Adams         $13,988,421   $15,494,168     -9.7%    $ 41,466,071    $44,728,884     -7.3%
   Nunn Bush            18,807,589    18,524,755      1.5%      52,442,425     56,887,797     -7.8%
   Florsheim            14,262,812    14,242,084      0.2%      38,239,495     41,839,606     -8.6%
Foreign Sales            1,205,188     1,071,606     12.5%       3,227,729      2,731,814     18.2%
                       -----------   -----------              ------------   ------------
  Total                $48,264,010   $49,332,613     -2.2%    $135,375,720   $146,188,101     -7.4%

Sales of the Stacy Adams brand were down in the current quarter due to lower sales of the SAO by Stacy Adams sub brand, resulting from fashion trends in the casual "streetwear" market shifting toward athletic footwear. Nunn Bush net sales stabilized this quarter. Earlier this year, there was some loss of volume at Nunn Bush due to product transitions out of old product at some major accounts. The Company is now out of that transition period and the new programs have been well received. Florsheim sales continue to be affected by the Company's decision in the first quarter to discontinue the FLS product line in the United States. FLS is a lower priced sub brand in the Florsheim division. Net sales of FLS decreased $1.8 million, or 79.7% for the quarter. Net sales of all other Florsheim products were up 14.6% in the quarter as a result of the opening of a number of small to mid-sized accounts and an increase in business with one major account.

For the nine months ended September 30, consolidated net sales were $157.8 million in 2005, down 5.7% from last year's $167.4 million. Sales in the Company's wholesale division, which includes both wholesale sales and licensing revenue, were $138.5 million in 2005 and $148.8 million in 2004. Wholesale net sales were $135.4 million for the nine months ended September 30, 2005 as compared with $146.2 million for the same period in 2004. Licensing revenues were $3.1 million for the nine months ended September 30, 2005 and $2.6 million for the same period in 2004. Retail net sales for the nine months ended September 30, 2005 were $19.3 million as compared with $18.6 million for the same period in 2004. Same store sales increased 5.5%.

For the nine months ended September 30, 2005, wholesale sales were down across all brands in comparison to 2004. As discussed above, sales of Stacy Adams were down due to soft sales in the SAO casual brand. Sales of Nunn Bush were lower as a result of the product transitions discussed earlier. Sales of Florsheim were down due to the discontinuance of the FLS product line in the United States. Net sales of FLS were down $4.7 million or 64.8% from the prior year. Net sales of all other Florsheim products increased 2.9% in 2005 compared with 2004. The Company estimates that the effect on total Florsheim sales resulting from the discontinuance of FLS in the United States will be $7 million for 2005 and approximately $3 million in 2006.

Overall gross earnings as a percent of net sales for the three months ended September 30, 2005 was 35.5% compared with 35.8% in the prior year period. Gross earnings as a percent of net sales in the wholesale division was 31.8% in 2005 compared with 32.6% in 2004. Gross earnings as a percent of net sales in the retail division was 65.5%, up 130 basis points from 64.2% in the third quarter of 2004. Overall gross earnings as a percent of net sales for the nine months ended September 30 increased slightly from 35.5% in 2004 to 35.6% in 2005. For the nine months ended September 30, wholesale gross earnings as a percent of net sales was 31.6% in 2005 compared with 32.0% in 2004. Retail gross earnings as a percent of net sales for the same period increased 140 basis points from 63.3% in 2004 to 64.7% in 2005. The decrease in wholesale gross margins was across all brands and was due to changes in product mix.

The Company's cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company's distribution costs for the three-month periods ended September 30, 2005 and 2004, were $1,498,000 and $1,649,000, respectively. For the nine-month periods ended September 30, 2005 and 2004, the Company's distribution costs were $4,561,000 and $4,977,000, respectively. These costs were included in selling and administrative expenses. Therefore, the Company's gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

The Company's selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses as a percent of net sales were 21.7% versus 23.1% in 2004. Wholesale selling and administrative expenses as a percent of net wholesale sales decreased to 18.3% in 2005 from 20.0% in 2004, and retail selling and administrative expenses as a percent of net sales decreased to 51.7% in 2005 from 54.7% in 2004. The decrease in wholesale expenses as a percent of sales for the third quarter of 2005 was due principally to lower salaries and other general administrative expenses in 2005 due to the Company's continued efforts to control costs.

For the nine months ended September 30, selling and administrative expenses as a percent of net sales were 22.5% in 2005 versus 22.4% in 2004. Wholesale selling and administrative expenses as a percent of net wholesale sales to date in 2005 were 19.3% in both 2005 and 2004. Retail selling and administrative expenses as a percent of net sales decreased to 48.3% in 2005 from 50.1% in 2004. The decrease in retail expenses as a percent of sales for both the three- and nine-month periods ended September 30, 2005 reflects the impact of higher sales on fixed costs.

Interest income for the quarter ended September 30, 2005 increased $179,000 compared with the same period in 2004 as a result of higher cash and marketable securities balances.

The effective tax rate for the three- and nine-month periods ended September 30, 2005 was 38.7% and 38.2%, respectively, which was comparable to 38.2% for both periods in the prior year.

LIQUIDITY & CAPITAL RESOURCES

The Company's primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $13.5 million at September 30, 2005 as compared with $10.7 million at December 31, 2004. To date in 2005, cash and cash equivalents increased approximately $2.4 million primarily due to increased cash from operations partially offset by an increase in cash used for investing activities in comparison to the prior year.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $23.0 million higher than the same period in 2004. The increase was primarily due to a decrease in inventory in 2005, as compared with 2004. This decrease reflects the Company's increased emphasis to improve its overall buying process and accordingly, to reduce the potential for excess inventory and improve inventory turns. Annualized inventory turns for the third quarter were
4.0 in 2005 versus 2.8 in 2004.

Net cash used for investing activities increased $14.7 million, mainly due to the purchases of marketable securities. The Company continues to invest in municipal securities.

Net cash used for financing activities increased $2.7 million, due to the repurchase of the Company's common stock and higher repayments of borrowings in 2005 compared with the prior year period.

As of September 30, 2005, the Company had a total of $50 million available under its existing borrowing facility, of which total borrowings were $9.5 million. This facility includes certain financial covenants, including minimum net worth levels, minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a maximum ratio of funded debt to EBITDA. As of September 30, 2005 the Company was in compliance with all covenants. The facility expires on April 30, 2006.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The Company also buys back shares of its Common Stock from time to time in private transactions at prevailing prices. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company's Common Stock by the Company in the three-month period ended September 30, 2005.

                                                 TOTAL NUMBER OF      MAXIMUM NUMBER
                        TOTAL      AVERAGE     SHARES PURCHASED AS      OF SHARES
                        NUMBER      PRICE     PART OF THE PUBLICLY   THAT MAY YET BE
                      OF SHARES      PAID           ANNOUNCED        PURCHASED UNDER
       PERIOD         PURCHASED   PER SHARE          PROGRAM           THE PROGRAM
       ------         ---------   ---------   --------------------   ---------------
07/01/05 - 07/31/05        --       $   --               --             1,572,199
08/01/05 - 08/31/05     4,633       $19.05            4,633             1,567,566
09/01/05 - 09/30/05     2,454       $18.98            2,454             1,565,112
                        -----                         -----
TOTAL                   7,087       $19.03            7,087             1,565,112

Item 6. Exhibits

     See the Exhibit Index included herewith for a listing of exhibits.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WEYCO GROUP, INC.


November 2, 2005                        /s/ John F. Wittkowske
      Date                              ----------------------------------------
                                        John F. Wittkowske
                                        Senior Vice President and
                                        Chief Financial Officer

                                WEYCO GROUP, INC.
                               (THE "REGISTRANT")
                          (COMMISSION FILE NO. 0-9068)

                                  EXHIBIT INDEX
                                       TO
                           CURRENT REPORT ON FORM 10-Q
                           DATE OF SEPTEMBER 30, 2005

                                                     INCORPORATED
EXHIBIT                                                HEREIN BY      FILED
 NUMBER                  DESCRIPTION                 REFERENCE TO   HEREWITH
-------   ----------------------------------------   ------------   --------
31.1      Certification of Chief Executive Officer                      X

31.2      Certification of Chief Financial Officer                      X

32.1      Section 906 Certification of Chief
          Executive Officer                                             X

32.2      Section 906 Certification of Chief
          Financial Officer                                             X