Form 10-K
period 2005-12-31
WEYCO GROUP INC
filed 2006-03-13
CIK 106532

SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C.  20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended December 31, 2005, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from ______________ to ________________

Commission file number  0-9068

Weyco Group, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0702200

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. Estabrook Boulevard, P. O. Box 1188, Milwaukee, WI	53201

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, include area code (414) 908-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $1.00 par value per share

(Title of Class)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No    ☒

The aggregate market value of the registrant’s Common Stock and Class B Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2005 was $145,320,000.

As of February 15, 2006, there were outstanding 8,980,533 shares of Common Stock and 2,594,491 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2005, are incorporated by reference in Part II and Part IV of this report.

Portions of the Corporation’s Proxy Statement for its Annual Meeting of Shareholders scheduled for April 25, 2006, are incorporated by reference in Part III of this report.

PART I

Item 1.	Business

                    The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company.  Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

                    The Company and its subsidiaries engage in one line of business, the distribution of men’s footwear.

                    In 2002, the Company acquired certain assets of Florsheim Group, Inc.’s domestic wholesale and retail operations.  In addition, the Company also acquired certain assets and assumed the operating liabilities of Florsheim Europe S.r.l. and Florsheim  France SARL.  The total purchase price of the acquisition was $48.5 million.

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

                    The Company’s business is separated into two segments - wholesale distribution and retail sales of men’s footwear. Wholesale distribution sales, which include both wholesale sales and licensing revenues, constituted approximately 87% of total sales in 2005 and 88% in both 2004 and 2003.  At wholesale, shoes are marketed nationwide through more than 10,000 shoe, clothing and department stores.  Sales are to unaffiliated customers, primarily in North America, with some distribution in Europe. There were no individually significant customers in 2005.  In 2004 and 2003, sales to the Company’s largest customer, JCPenney, were 12% of total sales.  Net sales to foreign customers were $11.8 million, $10.8 million and $9.1 million in 2005, 2004 and 2003, respectively.  The Company employs traveling salesmen who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center maintained in Glendale, Wisconsin.  Although there is no clearly identifiable seasonality in the men’s footwear business, new styles are historically developed and shown twice each year, in spring and fall.  In accordance with industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.  The Company  has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States.  Licensing revenues were approximately 2% of total net sales in 2005, 2004 and 2003.

                    Retail sales constituted approximately 13% of total sales in 2005, and 12% in  both 2004 and 2003.  In the retail division at December 31, 2005, there were 32 company-operated stores in principal cities of the United States and three retail stores in major cities in Europe. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

                    As of December 31, 2005, the Company had a backlog of $23 million of confirmed orders compared with $25 million as of December 31, 2004.  This does not include unconfirmed blanket orders from customers.  All orders are expected to be filled within one year.

                    As of December 31, 2005, the Company employed 392  persons, of which  33 were members of collective bargaining units.  The Company ratified new contracts covering the majority of these employees during 2002 and in early 2003.  Future wage and benefit increases under the contracts are not expected to have a significant impact on the future operations or financial position of the Company.

                    Price, quality, service and brand recognition are all important competitive factors in the shoe industry and the Company has been recognized as a leader in all of them.  The Company does not engage in any specific research and development activities. However, the Company does have a design department that is continually reviewing and updating product designs.  Compliance with environmental regulations historically has not had, and is not expected to have, a material adverse effect on the Company’s results of operations or cash flows.

                    The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports upon written or telephone request.  Investors can also access these reports through the Company’s website, www.weycogroup.com, as soon as reasonably practical after we file or furnish those reports to the SEC.   The information on the Company’s website is not a part of this filing.

Item 1A.	Risk Factors

There are many factors that affect the Company’s business, many of which are beyond the Company’s control.  The following is a description of the most significant factors that might materially and adversely affect the Company’s business, results of operations and financial condition.

The Company is subject to risks related to the retail environment that could adversely impact the Company’s business.

The Company is subject to risks associated with doing business in the retail environment, primarily in the United States.  Recently, the U.S. retail industry has experienced a growing trend toward consolidation of large retailers. The merger of major retailers could result in the Company losing sales volume or increasing its concentration of business with a few large accounts, resulting in reduced bargaining power on the part of the Company, which could increase pricing pressures and lower the Company’s margins.  The acquisition of one of the Company’s major customers in 2005 is expected to adversely impact the Company’s sales in 2006.

Changes in consumer preferences could negatively impact the Company.

The Company’s success is dependent upon its ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. Failure to predict or respond to current trends or preferences could have an adverse impact on the Company’s sales volume and overall performance.

The Company relies on independent foreign sources of production and the availability of leather and other raw materials which could have unfavorable effects on the Company’s business.

The Company purchases its products entirely from independent foreign manufacturers primarily in Brazil, China and India.  Although the Company has good working relationships with its manufacturers, the Company does not have long-term contracts with them.  Thus, the Company cannot ensure that it will not experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact the Company’s business, results of operations and financial condition.  The Company has the ability to move product to different suppliers, however, the transition may not occur smoothly and/or quickly and the Company could miss customer delivery date requirements and consequently, could lose orders.  Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, foreign currency fluctuations, expropriation and nationalization.

The Company’s use of foreign sources of production results in long production and delivery lead times.  Therefore, the Company needs to forecast demand at least five months in advance.  If forecasts are wrong, it could result in the loss of sales if there is not enough product, or in reduced margins if there is excess inventory that needs to be sold at discounted prices.

Additionally, the Company’s products depend on the availability of raw materials, especially leather.  Any significant shortages of quantities or increases in the cost of leather could have a material adverse effect on the Company’s business and results of operations.

The Company operates in a highly competitive environment, which may result in lower prices and reduce its profits.

The men’s footwear market is extremely competitive.  The Company competes with manufacturers, distributors and retailers of men’s shoes, certain of which are larger and have substantially greater resources than the Company has.  The Company competes with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the shoe industry.  The Company’s ability to maintain its competitive edge depends upon these factors, as well as its ability to deliver new products at the best value for the consumer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail.  If the Company does not remain competitive, the Company’s future results of operations and financial condition could decline.

Changes in the U.S. economy may adversely affect the Company.

Spending patterns in the footwear market, and particularly in the moderate market in which a good portion of the Company’s products compete, have historically been impacted by consumers’ disposable income.  As a result, the success of the Company is impacted by changes in the general economic conditions of the U.S.  Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, employment, consumer confidence, interest rates and taxation.

The Company’s business is dependent on information and communication systems, and significant interruptions could disrupt its business.

The Company accepts and fills the majority of its larger customers’ orders through the use of Electronic Data Interchange (EDI).  It relies on its warehouse management system to efficiently process orders.  The corporate office relies on computer systems to efficiently process and record transactions.  Significant  interruptions in its information and communication systems from power loss, telecommunications failure or computer system failure could significantly disrupt the Company’s business and operations.

The Company may not be able to successfully integrate new brands and businesses.

The Company intends to continue to look for new acquisition opportunities.  That search could be unsuccessful and costs could be incurred in failed search efforts.  If an acquisition does occur, the Company cannot guarantee that it would be able to successfully integrate the brand into its current operations, or that any acquired brand would achieve results in line with the Company’s historical performance or its specific expectations for the brand.

Loss of the services of the Company’s top executives could adversely affect the business.

Thomas W. Florsheim, Jr., the Company’s Chairman and Chief Executive Officer, and John W. Florsheim, the Company’s President and Chief Operating Officer, have a strong heritage within the Company and the footwear industry.  They possess knowledge, relationships and reputations based on their lifetime exposure to and experience in the Company and the industry.  The loss of either one or both of the Company’s top executives could have an adverse impact on the Company’s performance.

The limited public float and trading volume for the Company’s stock may have an adverse impact on the stock price or make it difficult to liquidate.

The Company’s common stock is held by a relatively small number of shareholders.  The Florsheim family owns over 30% of the stock and two other institutional shareholders hold significant blocks.  Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options.  Consequently, the Company has a small float and low average daily trading volume.  Future sales of substantial amounts of the Company’s common stock in the public market, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult to liquidate.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following facilities are operated by the Company and its subsidiaries:

Location	Character	Owned/Leased	Square Footage	% Utilized

Glendale, Wisconsin	One story office and distribution center	Owned	780,000	90%

Montreal, Canada	Multistory office and distribution center	Leased (1)	42,400	60%

Beaver Dam, Wisconsin	Multistory factory	Leased (1)	100,000	50%

Florence, Italy	One story office, warehouse and distribution facility	Leased (1)	9,500	100%

(1) Not material leases.

                    In addition to the above-described office, distribution and warehouse facilities, the Company operates 32 retail stores throughout the United States and three in Europe under various rental agreements.  All of these facilities are suitable and adequate for the Company’s current operations.  See Note 12 to Consolidated Financial Statements and Item 1. Business above.

Item 3.	Legal Proceedings

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Executive Officers of the Registrant

Officer	Age	Office(s)	Served Since	Business Experience

Thomas W. Florsheim, Jr.	47	Chairman and Chief Executive Officer	1996

Chairman and Chief Executive Officer of the Company -- 2002 to present; President and Chief Executive Officer of the Company  -- 1999 to 2002; President and Chief Operating Officer of the Company -- 1996 to 1999; Vice President of the Company – 1988 to 1996

John W. Florsheim	42	President, Chief Operating Officer and Assistant Secretary	1996

President, Chief Operating Officer and Assistant Secretary of the Company – 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company – 1999 to 2002; Executive Vice President of the Company --1996 to 1999; Vice President of the Company -- 1994 to 1996

Peter S. Grossman	62	Senior Vice President	1971	Senior Vice President of the Company – 2002 to present; Vice President of the Company -- 1971 to 2002

John F. Wittkowske	46	Senior Vice President, Chief Financial Officer and Secretary	1993

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

Information required by this Item is set forth on pages 1, 21 and 29 of the Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

Item 6.	Selected Financial Data

Information required by this Item is set forth on page 1 of the Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this Item is set forth on pages 4 through 9 of the Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth on page 8 of the Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Information required by this Item is set forth on pages 10 through 25 of the Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting - The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 28 in the Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm – The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting is set forth on page 27 in the Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

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

Information required by this Item is set forth on pages 1 through 5 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item is set forth on pages 9 through 12 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners of Management and Related Shareholder Matters

Information required by this Item is set forth on pages 1, 2 and 12 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item is set forth on page 12 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth on page 8 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2006, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

		Page Reference to Annual Report

1.	Financial Statements -

	Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003	10

	Consolidated Balance Sheets - December 31, 2005 and 2004	11

	Consolidated Statements of Shareholders’ Investment for the years ended December 31, 2005, 2004 and 2003	12

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	13

	Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003	14 - 25

	Reports of Independent Registered Public Accounting Firm	26 - 27

		Page Reference to Form 10-K

2.	Financial Statement Schedules for the years ended December 31, 2005, 2004 and 2003 -

	Schedule II - Valuation and Qualifying Accounts	11

	Report of Independent Registered Public Accounting Firm	12

	All other schedules have been omitted because of the absence of the conditions under which they are required.

3.

Exhibits and Exhibit Index.  See the Exhibit Index included as the last part of this report, which is incorporated herein by reference.  Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

SCHEDULE II

WEYCO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets

	Doubtful Accounts	Returns and Allowances	Total

BALANCE, DECEMBER 31, 2002	$2,875,000	$1,080,000	$3,955,000
Add - Additions charged to earnings	413,330	5,240,124	5,653,454
Deduct - Charges for purposes for which reserves were established	(1,270,330)	(4,615,124)	(5,885,454)

BALANCE, DECEMBER 31, 2003	$2,018,000	$1,705,000	$3,723,000
Add - Additions charged to earnings	550,179	7,863,440	8,413,619
Deduct - Charges for purposes for which reserves were established	(253,179)	(7,003,440)	(7,256,619)

BALANCE, DECEMBER 31, 2004	$2,315,000	$2,565,000	$4,880,000
Add - (Reductions)/additions charged to earnings	(528,969)	3,964,833	3,435,864
Deduct - Charges for purposes for which reserves were established	(314,031)	(4,178,833)	(4,492,864)

BALANCE, DECEMBER 31, 2005	$1,472,000	$2,351,000	$3,823,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the consolidated financial statements of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 8, 2006; such reports are incorporated by reference elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 8, 2006

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein By Reference To

2.1	Asset Purchase Agreement, Florsheim Group, Inc., dated March 3, 2002	Exhibit 2.1 to Form 10-K for Year Ended December 31, 2001

3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws as Revised January 21, 1991 and Last Amended January 28, 2002	Exhibit 3.2 to Form 10-K for Year Ended December 31, 2001

10.1*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.2*	Employment Agreement - Thomas W. Florsheim, Jr., dated January 1, 1997, as amended January 1, 1999 and January 1, 2004

Exhibit 10.2 to Form 10-K for Year Ended December 31, 1996, and Amendment No. 1 filed as Exhibit 10.2 to Form 10-K for Year Ended December 31, 1998, and Amendment No. 2 filed as Exhibit 10.2 for Year Ended December 31, 2003

10.3*	Employment Agreement - John W. Florsheim, dated January 1, 1997, as amended January 1, 1999 and January 1, 2004

Exhibit 10.3 to Form 10-K for Year Ended December 31, 1996, and Amendment No. 1 filed as Exhibit 10.3 to Form 10-K for Year  Ended December 31, 1998 and Amendment No. 2 filed as Exhibit 10.3 for Year Ended December 31, 2003

10.6*	Excess Benefits Plan - Amended Effective as of July 1, 2004

10.7*	Pension Plan - Amended and Restated Effective January 1, 1989	Exhibit 10.7 to Form 10-K for Year Ended December 31, 1991

EXHIBIT INDEX (cont.)

Exhibit	Description	Incorporated Herein By Reference To

10.8*	Deferred Compensation Plan – Amended Effective as of July 1, 2004

10.12*	1996 Nonqualified Stock Option Plan	Exhibit 10.12 to Form 10-K for Year Ended December 31, 1995

10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997

10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998	Exhibit 10.14 to Form 10-K for Year Ended December 31, 1997

10.15*	Change of Control Agreement Peter S. Grossman, dated January 26, 1998	Exhibit 10.15 to Form 10-K for Year Ended December 31, 1997

10.18*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Virgis Colbert, dated May 19, 2003	Exhibit 10.18 to Form 10-K for Year Ended December 31, 2004

10.19*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003	Exhibit 10.19 to Form 10-K for Year Ended December 31, 2004

10.20*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003	Exhibit 10.20 to Form 10-K for Year Ended December 31, 2004

10.21*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Leonard Goldstein, dated May 19, 2003	Exhibit 10.21 to Form 10-K for Year Ended December 31, 2004

10.22*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003	Exhibit 10.22 to Form 10-K for Year Ended December 31, 2004

10.23*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005

EXHIBIT INDEX (cont.)

Exhibit	Description	Incorporated Herein By Reference To

13	Annual Report to Shareholders

21	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent Dated March 8, 2006

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

* Management contract or compensatory plan or arrangement

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
(Registrant)

By	/s/

	John Wittkowske,	March 13, 2006
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

Signatures and Titles	Date

/s/	March 13, 2006

Thomas W. Florsheim, Chairman Emeritus

/s/	March 13, 2006

Thomas W. Florsheim, Jr., Chairman of the Board and Chief Executive Officer

/s/	March 13, 2006

John W. Florsheim, President and Chief
Operating Officer, Assistant Secretary and Director

/s/	March 13, 2006

John Wittkowske, Senior Vice President, Chief Financial Officer and Secretary
(Principal Accounting Officer)

/s/	March 13, 2006

Robert Feitler, Director

/s/	March 13, 2006

Leonard J. Goldstein, Director

/s/	March 13, 2006

Cory L. Nettles, Director

/s/	March 13, 2006

Frederick P. Stratton, Jr., Director