Form 10-Q
period 2006-03-31
WEYCO GROUP INC
filed 2006-05-04
CIK 106532

SECURITIES & EXCHANGE COMMISSION
 Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

         As of April 25, 2006 the following shares were outstanding:

Common Stock, $1.00 par value	9,001,533 Shares
Class B Common Stock, $1.00 par value	2,589,091 Shares

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,208,872	$22,780,913
Marketable securities	875,221	875,317
Accounts receivable, net	36,930,184	27,843,048
Inventories – finished shoes	31,381,958	38,548,602
Deferred income tax benefits	1,310,877	1,174,235
Prepaid expenses and other current assets	1,074,607	1,424,858

Total current assets	84,781,719	92,646,973
MARKETABLE SECURITIES	38,778,497	30,290,089
OTHER ASSETS	14,190,162	14,252,604
PLANT AND EQUIPMENT	42,465,765	42,283,678
Less - Accumulated depreciation	15,282,826	14,842,916

	27,182,939	27,440,762
TRADEMARK	10,867,969	10,867,969

	$175,801,286	$175,498,397

LIABILITIES & SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Short-term borrowings	$9,492,934	$9,552,504
Accounts payable	7,120,728	12,222,907
Dividend payable	810,252	810,241
Accrued liabilities	5,271,531	6,106,107
Accrued income taxes	3,025,103	1,221,423

Total current liabilities	25,720,548	29,913,182
LONG-TERM PENSION LIABILITY	3,731,562	3,672,312
DEFERRED INCOME TAX LIABILITIES	5,247,031	5,344,702
SHAREHOLDERS’ INVESTMENT:
Common stock	8,991,283	8,979,243
Class B common stock	2,594,491	2,595,031
Capital in excess of par value	3,848,595	3,437,697
Reinvested earnings	125,385,643	121,334,722
Accumulated other comprehensive income	282,133	221,508

Total shareholders’ investment	141,102,145	136,568,201

	$175,801,286	$175,498,397

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

NET SALES	$59,288,211	$57,830,807
COST OF SALES	38,255,321	37,209,141

Gross earnings	21,032,890	20,621,666
SELLING AND ADMINISTRATIVE EXPENSES	12,826,628	12,212,283

Earnings from operations	8,206,262	8,409,383
INTEREST INCOME	461,859	145,306
INTEREST EXPENSE	(178,822)	(73,268)
OTHER INCOME (EXPENSE)	(5,270)	(21,859)

Earnings before provision for income taxes	8,484,029	8,459,562
PROVISION FOR INCOME TAXES	3,175,000	3,260,000

Net earnings	$5,309,029	$5,199,562

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,577,837	11,526,611
Diluted	12,081,328	11,978,328
EARNINGS PER SHARE
Basic	$.46	$.45

Diluted	$.44	$.43

CASH DIVIDENDS PER SHARE	$.07	$.05	1/2

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,309,029	$5,199,562
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	543,631	572,384
Amortization	15,576	13,481
Deferred income taxes	(234,313)	832,810
Pension expense	298,251	221,151
Loss on sale of assets	13	1,017
Increase in cash surrender value of life insurance	(125,535)	(111,000)
Changes in operating assets and liabilities -
Accounts receivable	(9,087,136)	(6,693,305)
Inventories	7,166,644	12,495,982
Prepaids and other current assets	353,227	447,716
Accounts payable	(5,102,179)	266,174
Accrued liabilities and other	(832,671)	(3,500,302)
Accrued income taxes	1,803,680	1,495,668

Net cash provided by operating activities	108,217	11,241,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(9,084,960)	(2,905,250)
Proceeds from maturities of marketable securities	581,072	1,686,388
Purchase of plant and equipment	(282,097)	(239,799)
Proceeds from sales of plant and equipment	996	510

Net cash used for investing activities	(8,784,989)	(1,458,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(810,241)	(631,351)
Shares purchased and retired	(471,606)	(285,025)
Proceeds from stock options exercised	289,467	963,429
Net repayments under revolving credit agreement	(59,570)	(1,347,581)
Income tax benefit from the exercise of stock options	156,681	—

Net cash used for financing activities	(895,269)	(1,300,528)

Net (decrease) increase in cash and cash equivalents	(9,572,041)	8,482,659

CASH AND CASH EQUIVALENTS at beginning of period	$22,780,913	$10,514,707

CASH AND CASH EQUIVALENTS at end of period	$13,208,872	$18,997,366

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,201,281	$938,949

Interest paid	$182,770	$109,254

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of results for the full year.  All share and per share amounts in this document have been adjusted to reflect the two-for-one stock split distributed to shareholders on April 1, 2005.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,

	2006	2005

Numerator:
Net Earnings	$5,309,029	$5,199,562

Denominator:
Basic weighted average shares outstanding	11,577,837	11,526,611
Effect of dilutive securities:
Employee stock options	503,491	451,717

Diluted weighted average shares outstanding	12,081,328	11,978,328

Basic earnings per share	$.46	$.45

Diluted earnings per share	$.44	$.43

Diluted weighted average shares outstanding for the first quarter of 2006 and 2005 include all outstanding options, as none were antidilutive.

3.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were:

	Three Months Ended March 31,

	2006	2005

Benefits earned during the period	$216,000	$196,000
Interest cost on projected benefit obligation	426,000	396,000
Expected return on plan assets	(478,000)	(478,000)
Net amortization and deferral	135,000	107,000

Net pension expense	$299,000	$221,000

The Company is uncertain at this time whether it will make a contribution to this plan in 2006. The Company expects that if a contribution is made in 2006, it will be approximately $1 - $2 million.

4.	Segment Information

The Company continues to operate in two operating segments; wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments.  None of the Company’s operating segments were aggregated in determining the Company’s reportable segments.  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income and interest expense and other income or expense are not allocated to the segments. Summarized segment data for the quarters ended March 31, 2006 and 2005 was:

Three Months Ended March 31,	Wholesale Distribution	Retail	Total

2006
Product sales	$51,206,000	$7,003,000	$58,209,000
Licensing revenues	1,079,000	—	1,079,000

Net sales	52,285,000	7,003,000	59,288,000
Earnings from operations	7,142,000	1,064,000	8,206,000
2005
Product sales	$49,884,000	$6,737,000	$56,621,000
Licensing revenues	1,210,000	—	1,210,000

Net sales	51,094,000	6,737,000	57,831,000
Earnings from operations	7,222,000	1,187,000	8,409,000

5.	Share-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new grants and the unvested portion of prior grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest.  The results for prior year periods have not been restated.  No stock-based employee compensation expense has been charged against income in the three month period ended March 31, 2006 as there were no stock options granted during this period and all of the Company’s stock options granted prior to the effective date were 100% vested at the effective date.  The Company’s policy is to estimate the fair market value of each option granted on the date of grant using the Black-Scholes option pricing model and record the compensation expense on a straight-line basis over the vesting period.  The Company issues new Common Stock to satisfy stock option exercises.

The following table illustrates the effect on quarterly net earnings per share for the quarter ended March 31, 2005 as if the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied for all outstanding unvested awards for periods prior to the adoption of SFAS 123(R).

Net earnings, as reported	$5,199,562
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	3,567

Pro forma net income	$5,195,995
Earnings per share
Basic – as reported	$.45
Basic – pro forma	$.45
Diluted – as reported	$.43
Diluted – pro forma	$.43

At March 31, 2006, the Company had three stock option plans: the 1996 Nonqualified Stock Option Plan, the 1997 Stock Option Plan and the 2005 Equity Incentive Plan.  Under the plans, options to purchase common stock were granted to officers and key employees at prices not less than the fair market value of the common stock on the date of the grant.  Most options expire ten years from the grant date, with the exception of certain incentive stock options, which expire five years from the grant date.  As of March 31, 2006, there were 798,750 shares remaining for stock option grants under the 2005 Equity Incentive Plan.

The following table summarizes the stock option activity under the Company’s plans for the three-month period ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,537,048	$11.44
Exercised	(35,250)	$8.21

Outstanding at March 31, 2006	1,501,798	$11.52	5.26	$16,491,883

All of the outstanding stock options at March 31, 2006 were exercisable.

The following table summarizes stock option activity for the quarters ended March 31, 2006 and 2005:

	Three Months Ended March 31,

	2006	2005

Total intrinsic value of stock options exercised	$401,748	$1,352,716
Cash received from stock option exercises	$289,467	$963,429
Income tax benefit from the exercise of stock options	$156,681	$541,086
Total fair value of stock options vested	$—	$11,696

6.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,

	2006	2005

Net earnings	$5,309,029	$5,199,562
Foreign currency translation adjustments	60,625	(61,253)

Total comprehensive income	$5,369,654	$5,138,309

The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets were as follows:

	March 31, 2006	December 31, 2005

Foreign currency translation adjustments	$282,133	$221,508

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes under the Florsheim, Nunn Bush, Nunn Bush NXXT, Brass Boot, Stacy Adams and SAO by Stacy Adams brand names.  Inventory is purchased from third party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe.  The Company also has a retail division which, as of March 31, 2006, consisted of 32 Company-owned retail stores in the United States, three in Europe and an internet business.  Sales in retail outlets are made directly to consumers by Company employees.  The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States.  As such, the Company’s results are primarily affected by the economic conditions and the retail environment in the United States.

Consolidated net sales in the first quarter of 2006 increased 2.5% over the prior year period.  Sales were up in both the wholesale and retail divisions.  Net earnings for the three months ended March 31, 2006 were $5.3 million, or $.44 per diluted share compared with $5.2 million, or $.43 per diluted share in 2005.  A more detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Consolidated net sales in the first quarter of 2006 were $59.29 million, 2.5% above the prior year’s $57.83 million.  Sales in the Company’s wholesale division, which includes both wholesale sales and licensing revenues, were up 2.3% reaching $52.3 million in 2006 compared with $51.1 million in 2005.  Wholesale sales were $51.2 million in 2006 as compared with $49.9 million in 2005. Licensing revenues were $1.1 million in 2006 and $1.2 million in 2005.

Retail net sales in the current quarter were $7.00 million, up 3.9% from last year’s $6.74 million.  The increase was primarily attributable to the inclusion of four additional stores in the first quarter of 2006 compared with last year’s first quarter.  Same store sales were flat in comparison to the first quarter of 2005.

Wholesale sales by brand for the three-month periods ended March 31, 2006 and 2005 were as follows:

Wholesale Sales

	Three months ended March 31,

	2006	2005	% change

Stacy Adams	$16,846,812	$17,147,179	-1.8%
Nunn Bush	18,358,484	17,781,087	3.3%
Florsheim	14,324,581	13,336,562	7.4%
Foreign	1,676,055	1,618,807	3.5%

Total	$51,205,932	$49,883,635	2.7%

The decline at Stacy Adams as compared with the first quarter 2005 was primarily in the SAO sub-brand, as the casual streetwear market continues to be challenging.  Sales of other Stacy Adams products were flat between first quarter of 2005 and 2006.

Nunn Bush net sales in the first quarter of 2006 were solid, with good performance by the brand’s Comfort Gel products.  This is in comparison with first quarter 2005, which was down in part due to some product transitions with some of its major accounts.  By the third quarter of 2005, the transitions were complete, and business had stabilized.

Florsheim sales increased 7.4% this quarter, despite the loss of approximately $1 million in sales of the FLS sub-brand following the Company’s decision last year to discontinue FLS in the United States.  Sales of other Florsheim products were up 16%.  This increase was across a range of accounts and over several product categories.  In total, the Company expects to lose approximately $2.8 million in sales volume during 2006 compared with 2005 due to the discontinuation of FLS, so another $1.8 million of lost sales volume is expected in future quarters.

The acquisition of one of the Company’s major customers by another retailer in 2005 has resulted in sales volume losses at Nunn Bush and Florsheim in the first quarter of 2006.  The acquiring company has decided not to go forward with either the Nunn Bush or the Florsheim product lines.  Total sales to this customer in 2005 were approximately $12.0 million.  Through March 31, 2006, business with this customer was down $1.4 million.

Overall gross earnings as a percent of net sales in the three months ended March 31, 2006 was 35.5% compared with 35.7% in the prior year period.  Gross earnings as a percent of net sales in the wholesale division decreased slightly to 31.6% in 2006 from 32.0% in 2005.  In the retail division, gross earnings as a percent of net sales was 64.8%, as compared with 63.7% in the first quarter of 2005.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  The Company’s distribution costs for the three months ended March 31, 2006 and 2005 were $1,642,000 and $1,567,000, respectively.  These costs were included in selling and administrative expenses.  Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.  The Company’s selling and administrative expenses also include, and are primarily related to, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation.

Selling and administrative expenses as a percent of net sales were 21.6% for the first quarter of 2006 versus 21.1% in 2005.  Wholesale selling and administrative expenses as a percent of net wholesale sales were 18.3% in both 2006 and 2005.  Retail selling and administrative expenses as a percent of net sales were 49.6% in 2006 and 46.1% in 2005.  The increase in retail selling and administrative expenses as a percent of net sales was due to higher expenses in relation to sales in the four new stores.  These stores are not yet bringing in enough volume to cover expenses in the same relation to sales as our existing stores.

Interest income in the current quarter was $462,000 compared with $145,000 last year.  The increase was attributable to higher marketable securities at March 31, 2006 which are primarily invested in municipal bonds.  The interest income earned on these municipal bonds is tax-exempt which lowered the Company’s effective tax rate in the first quarter of 2006 to 37.4% from 38.5% in the first quarter of 2005.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $14.1 million at March 31, 2006 as compared with $23.7 million at December 31, 2005.  In the first quarter of 2006, cash and cash equivalents decreased approximately $9.6 million principally due to the investment of cash in long-term marketable securities during the current quarter.

Net cash provided by operating activities for the first quarter of 2006 was down $11.1 million compared with the same period in 2005.  The decrease was primarily due to changes in accounts receivable, inventory, accounts payable and accrued liabilities balances.

The increase in accounts receivable was due to differences in the timing of sales and collections between years, as well as the increase in sales year-over-year.  The decrease in inventories and accounts payable was largely due to differences in the timing of inventory purchases between years.  The change in accrued liabilities for the quarter ended March 31, 2005, included a $1.6 million deferred compensation payment representing the final payment made to a former executive under a deferred compensation arrangement.

Net cash used for investing activities increased $7.3 million mainly due to purchases of marketable securities during the first quarter of 2006, as compared with 2005.  At December 31, 2005, there was a significant amount of cash on the Company’s balance sheet.  A large portion of the excess cash was subsequently invested in marketable securities in the first quarter of 2006.

As of March 31, 2006, the Company had a total of $50 million available under its existing borrowing facility, of which total borrowings were $9.5 million. This facility includes certain financial covenants, including minimum net worth levels, minimum levels of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and a maximum ratio of funded debt to EBITDA.  As of March 31, 2006 the Company was in compliance with all covenants.  The facility expired on April 30, 2006 at which time the Company entered into a new $50 million 364-day borrowing facility.  This new facility includes only a minimum net worth covenant and expires April 30, 2007.

The Company’s Board of Directors declared a quarterly dividend of $.09 per share to shareholders of record June 1, 2006, payable July 1, 2006. This represents an increase of 29% in the quarterly dividend rate.  The impact of this will be to increase cash dividends paid annually by approximately $900,000.

The Company believes that available cash and marketable securities, cash provided by operations and available borrowing facilities will provide adequate support for the cash needs of the business in 2006.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially.  The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.     Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.  Such officers have also concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in accumulating and communicating information in a timely manner allowing timely decisions regarding required disclosures.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

          None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices.  In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares.  Therefore, 4,500,000 shares have been authorized for repurchase since the program began.  The Company also buys back shares of its Common Stock from time to time in private transactions at prevailing prices. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

3/1/06 – 3/31/06	23,750	$19.86	23,750	1,505,586

          There were no repurchases of stock from January 1 through February 28, 2006.

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held April 25, 2006 to elect three members to the Company’s Board of Directors.

John W. Florsheim, Cory L. Nettles and Frederick P. Stratton, Jr. were nominated for election to the Board of Directors for terms of three years. A total of 30,793,639 votes were cast for the nominees, with 30,614,658 votes cast “for” and 178,981 votes “withheld” for Mr. Florsheim, with 30,681,903 votes cast “for” and 111,736 votes “withheld” for Mr. Nettles, and 30,669,726 votes cast “for” and 123,913 votes “withheld” for Mr. Stratton. Thomas W. Florsheim and Leonard J. Goldstein continue as Directors of the Company for a term expiring in 2007. Thomas W. Florsheim, Jr. and Robert Feitler continue as Directors of the Company for a term expiring in 2008.

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

May 4, 2006	/s/ John F. Wittkowske

Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF March 31, 2006

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer