Form 10-Q
period 2006-06-30
WEYCO GROUP INC
filed 2006-08-04
CIK 106532

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
 Washington, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of July 24, 2006 the following shares were outstanding:

Common Stock, $1.00 par value	9,075,601	Shares
Class B Common Stock, $1.00 par value	2,588,281	Shares

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,389,778	$22,780,913
Marketable securities, at amortized cost	815,126	875,317
Accounts receivable, net	26,082,913	27,843,048
Accrued income tax receivable	1,011,655	—
Inventories	37,624,461	38,548,602
Deferred income tax benefits	1,121,792	1,174,235
Prepaid expenses and other current assets	925,844	1,424,858

Total current assets	79,971,569	92,646,973
MARKETABLE SECURITIES, at amortized cost	44,005,940	30,290,089
OTHER ASSETS	14,124,845	14,252,604
PLANT AND EQUIPMENT, net	43,475,823	42,283,678
Less – Accumulated depreciation	15,879,941	14,842,916

	27,595,882	27,440,762
TRADEMARK	10,867,969	10,867,969

	$176,566,205	$175,498,397

LIABILITIES & SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Short-term borrowings	$9,518,076	$9,552,504
Accounts payable	6,597,607	12,222,907
Dividend payable	1,044,713	810,241
Accrued liabilities	6,508,263	6,106,107
Accrued income taxes	—	1,221,423

Total current liabilities	23,668,659	29,913,182
LONG-TERM PENSION LIABILITY	3,790,813	3,672,312
DEFERRED INCOME TAX LIABILITIES	5,161,206	5,344,702
SHAREHOLDERS’ INVESTMENT:
Common stock	9,075,601	8,979,243
Class B common stock	2,588,281	2,595,031
Capital in excess of par value	5,310,176	3,437,697
Reinvested earnings	126,645,735	121,334,722
Accumulated other comprehensive income	325,734	221,508

Total shareholders’ investment	143,945,527	136,568,201

	$176,566,205	$175,498,397

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	Three Months ended June 30		Six Months ended June 30

	2006	2005	2006	2005

NET SALES	$45,111,438	$44,746,051	$104,399,649	$102,576,858
COST OF SALES	27,651,564	28,790,627	65,906,885	65,999,768

Gross earnings	17,459,874	15,955,424	38,492,764	36,577,090
SELLING AND ADMINISTRATIVE EXPENSES	11,975,701	11,353,366	24,802,329	23,565,649

Earnings from operations	5,484,173	4,602,058	13,690,435	13,011,441
INTEREST INCOME	517,849	267,231	979,708	412,536
INTEREST EXPENSE	(118,472)	(76,700)	(297,294)	(149,967)
OTHER INCOME (EXPENSE), net	8,742	(8,189)	3,472	(30,048)

Earnings before provision for income taxes	5,892,292	4,784,400	14,376,321	13,243,962
PROVISION FOR INCOME TAXES	2,250,000	1,755,000	5,425,000	5,015,000

Net earnings	$3,642,292	$3,029,400	$8,951,321	$8,228,962

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,612,051	11,569,353	11,596,254	11,543,730
Diluted	12,054,041	11,958,369	12,032,359	11,969,210
EARNINGS PER SHARE
Basic	$.31	$.26	$.77	$.71

Diluted	$.30	$.25	$.74	$.69

CASH DIVIDENDS PER SHARE	$.09	$.07	$.16	$.125

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,951,321	$8,228,962
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	1,077,279	1,129,259
Amortization	34,164	22,918
Deferred income taxes	(131,053)	787,899
Pension expense	596,502	442,302
Loss (Gain) on sale of assets	13	(1,642)
Increase in cash surrender value of life insurance	(251,070)	(222,000)
Changes in operating assets and liabilities -
Accounts receivable	1,760,135	4,492,871
Inventories	924,141	12,769,092
Prepaids and other current assets	507,841	627,632
Accounts payable	(5,625,300)	1,637,395
Accrued liabilities and other	384,361	(3,413,868)
Accrued income taxes	(2,233,078)	(292,711)

Net cash provided by operating activities	5,995,256	26,208,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(14,795,896)	(13,614,582)
Proceeds from maturities of marketable securities	1,106,072	2,071,654
Purchase of plant and equipment	(1,219,386)	(778,408)
Proceeds from sales of plant and equipment	996	4,587

Net cash used for investing activities	(14,908,214)	(12,316,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,620,493)	(1,264,542)
Shares purchased and retired	(1,875,593)	(1,288,822)
Proceeds from stock options exercised	1,195,489	1,303,249
Repayments under revolving credit agreement	(34,428)	(1,709,878)
Income tax benefit from the exercise of stock options	856,848	—

Net cash used for financing activities	(1,478,177)	(2,959,993)

Net (decrease) increase in cash and cash equivalents	(10,391,135)	10,931,367

CASH AND CASH EQUIVALENTS at beginning of period	$22,780,913	$10,514,707

CASH AND CASH EQUIVALENTS at end of period	$12,389,778	$21,446,074

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,546,302	$4,543,368

Interest paid	$289,612	$118,441

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 2006, are not necessarily indicative of results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Numerator:
Net Earnings	$3,642,292	$3,029,400	$8,951,321	$8,228,962

Denominator:
Basic weighted average shares	11,612,051	11,569,353	11,596,254	11,543,730
Effect of dilutive securities:
Employee stock options	441,990	389,016	436,105	425,480

Diluted weighted average shares	12,054,041	11,958,369	12,032,359	11,969,210

Basic earnings per share	$.31	$.26	$.77	$.71

Diluted earnings per share outstanding	$.30	$.25	$.74	$.69

Diluted weighted average shares outstanding for the three and six months ended June 30, 2006 included all outstanding options, as none were antidilutive. Diluted weighted average shares outstanding for the three months ended June 30, 2005 excluded outstanding options to purchase 11,784 shares of common stock at a price of $19.76 because they were antidilutive.  Diluted weighted average shares outstanding for the six months ended June 30, 2005 included all outstanding options, as none were antidilutive.

3.	Employee Retirement Plans

The components of the Company’s net periodic pension cost are:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Benefits earned during the period	$216,000	$196,000	$432,000	$392,000
Interest cost on projected benefit obligation	426,000	396,000	852,000	792,000
Expected return on plan assets	(478,000)	(478,000)	(956,000)	(956,000)
Net amortization and deferral	134,000	107,000	269,000	214,000

Net pension expense	$298,000	$221,000	$597,000	$442,000

The Company has not made and does not expect to make a contribution to its defined benefit pension plan in 2006.

4.	Segment Information

The Company continues to operate in two operating segments: wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments.  None of the Company’s operating segments were aggregated in determining the Company’s reportable segments.  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income and interest expense and other income or expense are not allocated to the segments.  Summarized segment data for the three and six months ended June 30, 2006 and 2005 was:

	Wholesale Distribution	Retail	Total

Three Months Ended June 30
2006
Product sales	$37,465,000	$6,716,000	$44,181,000
Licensing revenues	930,000	—	930,000

Net sales	38,395,000	6,716,000	45,111,000
Earnings from operations	4,535,000	949,000	5,484,000

2005

Product sales	$37,228,000	$6,543,000	$43,771,000
Licensing revenues	975,000	—	975,000

Net sales	38,203,000	6,543,000	44,746,000
Earnings from operations	3,458,000	1,144,000	4,602,000

Six Months Ended June 30
2006

Product sales	$88,672,000	$13,719,000	$102,391,000
Licensing revenues	2,009,000	—	2,009,000

Net sales	90,681,000	13,719,000	104,400,000
Earnings from operations	11,677,000	2,013,000	13,690,000

2005

Product sales	$87,112,000	$13,281,000	$100,393,000
Licensing revenues	2,184,000	—	2,184,000

Net sales	89,296,000	13,281,000	102,577,000
Earnings from operations	10,680,000	2,331,000	13,011,000

5.	Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new grants and the unvested portion of prior grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest.  The results for prior year periods have not been restated.  No stock-based employee compensation expense has been charged against income in the six month period ended June 30, 2006 as there were no stock options granted during this period, and all of the Company’s stock options granted prior to the effective date were 100% vested at the effective date.  The Company’s policy is to estimate the fair market value of each option granted on the date of grant using the Black-Scholes option pricing model and record the compensation expense on a straight-line basis over the vesting period.  The Company issues new common stock to satisfy stock option exercises.

The following table illustrates the effect on quarterly net earnings per share for the three and six month periods ended June 30, 2005 as if the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied for all outstanding unvested awards for periods prior to the adoption of SFAS 123(R).

	Three months ended June 30, 2005	Six months ended June 30, 2005

Net earnings, as reported	$3,029,400	$8,228,962
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	180,470	184,037

Pro forma net income	$2,848,930	$8,044,925
Earnings per share
Basic – as reported	$.26	$.71
Basic – pro forma	$.25	$.70
Diluted – as reported	$.25	$.69
Diluted – pro forma	$.24	$.67

At June 30, 2006, the Company had three stock option plans: the 1996 Nonqualified Stock Option Plan, the 1997 Stock Option Plan and the 2005 Equity Incentive Plan.  Under the plans, options to purchase common stock were granted to officers and key employees at prices not less than the fair market value of the common stock on the date of the grant.  Most options expire ten years from the grant date, with the exception of certain incentive stock options, which expire five years from the grant date.  As of June 30, 2006, there were 798,750 shares remaining available for stock option grants under the 2005 Equity Incentive Plan.

The following table summarizes the stock option activity under the Company’s plans for the six-month period ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,537,048	$11.44
Exercised	(179,858)	$6.65

Outstanding at June 30, 2006	1,357,190	$12.08	5.40	$15,121,402

All of the outstanding stock options at June 30, 2006 were exercisable.

The following table summarizes stock option activity for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Total intrinsic value of stock options exercised	$1,795,297	$294,082	$2,197,045	$1,646,798
Cash received from stock option exercises	$906,022	$339,820	$1,195,489	$1,303,249
Income tax benefit from the exercise of stock options	$700,166	$117,633	$856,848	$658,719
Total fair value of stock options vested	$—	$296,470	$—	$306,217

6.	Comprehensive Income

Comprehensive income for the three- and six-month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net earnings	$3,642,292	$3,029,400	$8,951,321	$8,228,962
Foreign currency translation adjustments	43,601	(155,221)	104,226	(216,474)

Total comprehensive income	$3,685,893	$2,874,179	$9,055,547	$8,012,488

The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets are as follows:

	June 30, 2006	December 31, 2005

Foreign currency translation adjustments	$325,734	$221,508

7.	New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).   This Interpretation clarifies the accounting and disclosures for uncertainty in tax positions.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.   The provisions of FIN 48 will be effective for the Company January 1, 2007.  The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes under the Florsheim, Nunn Bush, Nunn Bush NXXT, Brass Boot, Stacy Adams and SAO by Stacy Adams brand names.  Inventory is purchased from third party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe.  The Company also has a retail division, which as of June 30, 2006, consisted of 32 Company-owned retail stores in the United States, three in Europe and an Internet business.  Sales in retail outlets are made directly to consumers by Company employees.  The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States.  As such, the Company’s results are primarily affected by the economic conditions and the retail environment in the United States.

Overall, net earnings rose 20% in the second quarter of 2006 to $3.6 million, or $.30 per diluted share compared with $3.0 million, or $.25 per diluted share in the same period of 2005.  For the six months ended June 30, 2006, net earnings were $9.0 million, or $.74 per diluted share, over the prior year’s $8.2 million, or $.69 per diluted share.  A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Consolidated net sales in the second quarter of 2006 were $45.1 million, up  from $44.7 million in the prior year.  For the six months ended June 30, 2006, consolidated net sales increased to $104.4 million from $102.6 million in 2005.  Sales in the Company’s wholesale division for the three- and six-month periods ended June 30, 2006 and 2005 were as follows:

	Wholesale Division Sales

	Three Months ended June 30,			Six Months ended June 30,

	2006	2005	% change	2006	2005	% change

Stacy Adams	$11,056,344	$10,330,471	7.0%	$27,903,156	$27,477,650	1.6%
Nunn Bush	14,762,144	15,853,749	-6.9%	33,120,628	33,634,836	-1.5%
Florsheim	10,965,117	10,640,121	3.1%	25,289,698	23,976,683	5.5%
Foreign	682,293	403,734	69.0%	2,358,348	2,022,541	16.6%

Total Wholesale	$37,465,898	$37,228,075	0.6%	$88,671,830	$87,111,710	1.8%
Licensing	929,595	974,626	-4.6%	2,008,873	2,184,368	-8.0%

Total Wholesale Division	$38,395,493	$38,202,701	0.5%	$90,680,703	$89,296,078	1.5%

The acquisition of one of the Company’s significant customers by another retailer in 2005 resulted in some loss of sales volume at Nunn Bush and Florsheim in the first half of 2006.  The acquiring company decided not to go forward with either the Nunn Bush or Florsheim product lines in its stores.  Sales to this customer were down $1.6 million and $3.0 million for the current quarter and six months, respectively.  Total sales to this customer in 2005 were approximately $12.0 million.  The Company expects to lose a total of approximately $9 million in sales volume during 2006 due to the loss of this customer.

Sales in the Stacy Adams division grew notably this quarter in comparison with the prior year.  Strong sales growth was achieved across several categories of footwear within the brand, including high fashion, contemporary and casual styles.  Quarterly and year-to-date sales in the Stacy Adams division were somewhat offset by a decline in sales of the SAO sub-brand this year.

Nunn Bush sales for the second quarter were down compared with last year due to $1.1 million of lost sales to the customer discussed above.  Sales to this customer were down $1.9 million for the six-month period ended June 30, 2006.  Despite this loss, total Nunn Bush sales for the first half of 2006 were down only slightly as the brand’s Comfort Gel products have been well received and have made a positive contribution in 2006.

Florsheim sales in the current quarter were up 3.1%, despite the loss of $500,000 in sales to the major customer (discussed above), and the loss of approximately $900,000 in sales of the FLS sub-brand following the Company’s decision last year to discontinue FLS in the United States.  Florsheim sales for the first six months of 2006 were up 5.5% compared with last year, despite the loss of approximately $1.1 million in sales from the major customer and the loss of approximately $1.9 million in sales of the FLS sub-brand.  This growth, despite the volume loss, reflects the good response this year to the new more casual and contemporary styles in the line.  In total, the discontinuation of FLS will cost the Company approximately $2.8 million in sales volume during 2006 compared with 2005.

Retail net sales in the current quarter were up 3% at $6.7 million from $6.5 million in the prior year.  Year-to-date sales in the retail division increased to $13.7 million this year from $13.3 million last year.  The quarter and year-to-date increases were primarily attributable to three additional stores at June 30, 2006 compared with June 30, 2005.  Same store sales in the three- and six-month periods ended June 30, 2006 were flat compared with the same periods in the prior year.  The Company continues to evaluate new store locations in the United States, with a goal of expanding to approximately 50 stores over the next few years.  The Company has signed leases for three new stores, two that will be opening in the third quarter of this year, and one that is scheduled to open in 2007.

Overall gross earnings as a percent of net sales for the three months ended June 30, 2006 was 38.7% compared with 35.7% in the prior year period.  Wholesale gross earnings as a percent of net sales for the quarter was 32.2% in 2006, up 340 basis points from 28.8% in 2005.  Gross earnings as a percent of net sales in the retail division was 66.4% in the second quarter of 2006 compared with 65.0% in 2005.

Overall gross earnings as a percent of net sales for the six months ended June 30, 2006 was 36.9% compared with 35.7% in 2005.  Wholesale gross earnings as a percent of net sales for the six months ended June 30 was 31.0% in 2006 and 29.7% in 2005.   Retail gross earnings as a percent of net sales for the first half of this year was 65.6% and 64.4% last year.  The increase in wholesale margins for the three and six months ended June 30, 2006 was primarily the result of higher margins on new footwear, favorable purchase prices on selected product from our manufacturers, and the impact of fewer closeout sales this season.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  The Company’s distribution costs for the three- and six-month periods ended June 30, 2006 and 2005, were $1,531,000 and $3,173,000 in 2006, respectively, and $1,496,000 and $3,063,000 in 2005, respectively, and were included in selling and administrative expenses.  Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses as a percent of net sales were 26.6% versus 25.4% in 2005.  Wholesale selling and administrative expenses as a percent of net wholesale sales were 22.6% in 2006 and 22.1% in 2005.  Retail selling and administrative expenses as a percent of net sales were 52.3% in 2006 and 47.6% in 2005.

For the six months ended June 30, selling and administrative expenses as a percent of net sales were 23.8% in 2006 versus 23.0% in 2005.  Wholesale selling and administrative expenses as a percent of net wholesale sales to date were flat at 20.1% in 2006 and 19.9% in 2005.  Retail selling and administrative expenses as a percent of net sales increased to 50.9% in 2006 from 46.8% in 2005.  The increase in retail expenses as a percent of sales for both the second quarter and first six months of 2006 was due to higher expenses in relation to sales in the three new stores, as well as increased costs associated with lease renewals at some existing stores.

Net interest income in the second quarter and first six months of 2006 was up over last year $209,000 and $420,000, respectively due to this year’s higher investment in marketable securities.

The effective tax rate for the three and six months ended June 30, 2006 was 38.2% and 37.7%, respectively which was comparable with 36.7% and 37.9%, respectively, in the prior year periods.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $13.2 million at June 30, 2006 as compared with $23.7 million at December 31, 2005.

In the first six months of 2006, cash and cash equivalents decreased approximately $10.4 million as the Company continued to invest in municipal securities and repurchase its common stock under its buyback program.  The Company also increased its quarterly dividend rate in 2006.

Net cash provided by operating activities to date in 2006 was $20.2 million lower than the same period in 2005 primarily due to the Company’s efforts in 2005 to reduce inventory levels which resulted in an unusually high amount of cash provided by operations in 2005.

Cash used for investing activities increased $2.6 million, mainly due to higher net purchases of marketable securities to date this year, as compared with 2005.

Cash flows used for financing activities in 2006 decreased $1.5 million as compared with last year, primarily due to lower repayments of borrowings.

As of June 30, 2006, the Company had a total of $50 million available under its  borrowing facility, of which total borrowings were $9.5 million.  The facility includes one financial covenant which specifies a minimum level of net worth.  The Company was in compliance with the covenant at June 30, 2006.  The facility has a 364-day term and expires April 30, 2007.

The Company will continue to evaluate the best uses for its free cash, including continued increased dividends, stock repurchases and acquisitions.  The Company  currently has 1.4 million shares available under its previously announced buyback program.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices.  In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares.  Therefore, 4,500,000 shares have been authorized for repurchase since the program began.  The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

04/01/06 – 04/30/06	200	$20.05	200	1,505,386
05/01/06 - 05/31/06	6,050	$20.18	6,050	1,499,336
06/01/06 - 06/30/06	60,250	$21.21	60,250	1,439,086

Total	66,500	$21.19	66,500	1,439,086

Item 4.  Submission of Matters to a Vote of Security Holders

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held April 25, 2006.

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Date:	August 4, 2006	/s/ John F. Wittkowske

John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF June 30, 2006

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32. 1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer