Form 10-Q
period 2006-09-30
WEYCO GROUP INC
filed 2006-11-02
CIK 106532

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
 Washington, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 31, 2006 the following shares were outstanding:

Common Stock, $1.00 par value	9,089,706	Shares
Class B Common Stock, $1.00 par value	2,586,887	Shares

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,299,953	$22,780,913
Marketable securities, at amortized cost	815,030	875,317
Accounts receivable, net	34,985,077	27,843,048
Inventories	47,039,922	38,548,602
Deferred income tax benefits	1,661,788	1,174,235
Prepaid expenses and other current assets	819,341	1,424,858

Total current assets	90,621,111	92,646,973
MARKETABLE SECURITIES, at amortized cost	41,996,669	30,290,089
OTHER ASSETS	15,062,053	14,252,604
PLANT AND EQUIPMENT	44,578,858	42,283,678
Less – Accumulated depreciation	16,481,462	14,842,916

	28,097,396	27,440,762
TRADEMARK	10,867,969	10,867,969

	$186,645,198	$175,498,397

LIABILITIES & SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Short-term borrowings	$11,602,566	$9,552,504
Accounts payable	8,288,311	12,222,907
Dividend payable	1,052,693	810,241
Accrued liabilities	7,482,685	6,106,107
Accrued income taxes	570,445	1,221,423

Total current liabilities	28,996,700	29,913,182
LONG-TERM PENSION LIABILITY	3,850,063	3,672,312
DEFERRED INCOME TAX LIABILITIES	5,980,146	5,344,702
SHAREHOLDERS’ INVESTMENT:
Common stock	9,088,312	8,979,243
Class B common stock	2,588,281	2,595,031
Capital in excess of par value	6,213,679	3,437,697
Reinvested earnings	129,570,619	121,334,722
Accumulated other comprehensive income	357,398	221,508

Total shareholders’ investment	147,818,289	136,568,201

	$186,645,198	$175,498,397

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,

	2006	2005	2006	2005

NET SALES	$56,084,718	$55,218,588	$160,484,367	$157,795,446
COST OF SALES	35,484,325	35,607,712	101,391,210	101,607,480

Gross earnings	20,600,393	19,610,876	59,093,157	56,187,966
SELLING AND ADMINISTRATIVE EXPENSES	12,744,934	11,959,191	37,547,263	35,524,839

Earnings from operations	7,855,459	7,651,685	21,545,894	20,663,127
INTEREST INCOME	488,670	298,428	1,468,378	710,964
INTEREST EXPENSE	(145,271)	(87,051)	(442,565)	(237,018)
OTHER INCOME (EXPENSE), net	(5,720)	4,260	(2,248)	(25,788)

Earnings before provision for income taxes	8,193,138	7,867,322	22,569,459	21,111,285
PROVISION FOR INCOME TAXES	3,025,000	3,045,000	8,450,000	8,060,000

Net earnings	$5,168,138	$4,822,322	$14,119,459	$13,051,285

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,675,238	11,575,788	11,621,084	11,555,307
Diluted	12,098,045	11,992,330	12,031,126	11,973,913
EARNINGS PER SHARE
Basic	$.44	$.42	$1.21	$1.13

Diluted	$.43	$.40	$1.17	$1.09

CASH DIVIDENDS PER SHARE	$.09	$.07	$.25	$.195

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,119,459	$13,051,285
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	1,604,725	1,693,347
Amortization	54,613	35,566
Deferred income taxes	147,891	507,444
Pension contribution	(1,000,000)	—
Pension expense	894,753	663,453
Gain (loss) on sale of assets	13	(1,642)
Increase in cash surrender value of life insurance	(376,605)	(333,000)
Changes in operating assets and liabilities -
Accounts receivable	(7,142,029)	(6,416,573)
Inventories	(8,491,320)	11,021,966
Prepaids and other current assets	617,670	807,958
Accounts payable	(3,934,596)	2,315,548
Accrued liabilities and other	1,333,778	(2,406,293)
Accrued income taxes	(650,978)	753,994

Net cash (used for) provided by operating activities	(2,822,626)	21,693,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(17,813,020)	(17,615,427)
Proceeds from maturities of marketable securities	6,112,114	3,029,703
Purchase of plant and equipment	(2,245,677)	(1,086,860)
Proceeds from sales of plant and equipment	996	4,587

Net cash used for investing activities	(13,945,587)	(15,667,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,665,206)	(2,074,017)
Shares purchased and retired	(3,124,644)	(1,423,656)
Proceeds from stock options exercised	1,828,579	1,722,494
Net draws (repayments) under revolving credit agreement	2,050,062	(1,875,404)
Income tax benefit from the exercise of stock options	1,198,462	—

Net cash used for financing activities	(712,747)	(3,650,583)

Net (decrease) increase in cash and cash equivalents	(17,480,960)	2,374,473

CASH AND CASH EQUIVALENTS at beginning of period	$22,780,913	$10,514,707

CASH AND CASH EQUIVALENTS at end of period	$5,299,953	$12,889,180

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$7,638,064	$6,848,616

Interest paid	$443,781	$232,071

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made.  The results of operations for the three months or nine months ended September 30, 2006, are not necessarily indicative of results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Numerator:
Net Earnings	$5,168,138	$4,822,322	$14,119,459	$13,051,285

Denominator:
Basic weighted average shares	11,675,238	11,575,788	11,621,084	11,555,307
Effect of dilutive securities:
Employee stock options	422,807	416,542	410,042	418,606

Diluted weighted average shares	12,098,045	11,992,330	12,031,126	11,973,913

Basic earnings per share	$.44	$.42	$1.21	$1.13

Diluted earnings per share	$.43	$.40	$1.17	$1.09

Diluted weighted average shares outstanding for the quarter and nine months ended September 30, 2006 and 2005 included all outstanding options, as none were antidilutive.

3.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Benefits earned during the period	$216,000	$195,000	$648,000	$587,000
Interest cost on projected benefit obligation	425,000	396,000	1,277,000	1,188,000
Expected return on plan assets	(478,000)	(478,000)	(1,434,000)	(1,434,000)
Net amortization and deferral	135,000	107,000	404,000	322,000

Net pension expense	$298,000	$220,000	$895,000	$663,000

On September 6, 2006, the Company contributed $1 million to its defined benefit pension plan.

4.	Segment Information

The Company continues to operate in two operating segments: wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments.  None of the Company’s operating segments were aggregated in determining the Company’s reportable segments.  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments.  Summarized segment data for the three and nine months ended September 30, 2006 and 2005 was:

	Wholesale Distribution	Retail	Total

Three Months Ended September 30
2006
Product sales	$48,472,000	$6,697,000	$55,169,000
Licensing revenues	916,000	—	916,000

Net sales	49,388,000	6,697,000	56,085,000
Earnings from operations	7,086,000	769,000	7,855,000
2005
Product sales	$48,264,000	$6,036,000	$54,300,000
Licensing revenues	919,000	—	919,000

Net sales	49,183,000	6,036,000	55,219,000
Earnings from operations	6,823,000	829,000	7,652,000
Nine Months Ended September 30
2006
Product sales	$137,143,000	$20,416,000	$157,559,000
Licensing revenues	2,925,000	—	2,925,000

Net sales	140,068,000	20,416,000	160,484,000
Earnings from operations	18,763,000	2,783,000	21,546,000
2005
Product sales	$135,376,000	$19,316,000	$154,692,000
Licensing revenues	3,103,000	—	3,103,000

Net sales	138,479,000	19,316,000	157,795,000
Earnings from operations	17,503,000	3,160,000	20,663,000

5.	Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new grants and the unvested portion of prior grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest.  The results for prior year periods have not been restated.  No stock-based employee compensation expense has been charged against income in the nine month period ended September 30, 2006, as there were no stock options granted during this period, and all of the Company’s stock options granted prior to the effective date were 100% vested at the effective date.  The Company’s policy is to estimate the fair market value of each option granted on the date of grant using the Black-Scholes option pricing model and record the compensation expense on a straight-line basis over the vesting period.  The Company issues new common stock to satisfy stock option exercises.

The following table illustrates the effect on quarterly net earnings per share for the three and nine month periods ended September 30, 2005, as if the fair value based method of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied for all outstanding unvested awards for periods prior to the adoption of SFAS 123(R):

	Three Months ended September 30, 2005	Nine Months ended September 30, 2005

Net earnings, as reported	$4,822,322	$13,051,285
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	269,853	453,890

Pro forma net income	$4,552,469	$12,597,395

Earnings per share
Basic - as reported	$.42	$1.13
Basic - pro forma.	$.39	$1.09
Diluted - as reported	$.40	$1.09
Diluted - pro forma	$.38	$1.05

At September 30, 2006, the Company had two stock option plans: the 1997 Stock Option Plan and the 2005 Equity Incentive Plan.  Under the plans, options to purchase common stock were granted to officers and key employees at prices not less than the fair market value of the common stock on the date of the grant.  Most options expire ten years from the grant date, with the exception of certain incentive stock options, which expire five years from the grant date.  As of September 30, 2006, there were 798,750 shares remaining available for stock option grants under the 2005 Equity Incentive Plan.

The following table summarizes the stock option activity under the Company’s plans for the nine-month period ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,537,048	$11.44
Exercised	(251,058)	$7.28

Outstanding at September 30, 2006	1,285,990	$12.25	5.27	$13,008,136

All of the outstanding stock options at September 30, 2006 were exercisable.

The following table summarizes stock option activity for the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Total intrinsic value of stock options exercised	$875,935	$318,460	$3,072,980	$1,965,258
Cash received from stock option exercises	$633,090	$419,245	$1,828,579	$1,722,494
Income tax benefit from the exercise of stock options	$341,614	$127,384	$1,198,462	$786,103
Total fair value of stock options vested	$—	$441,780	$—	$744,098

6.	Comprehensive Income

Comprehensive income for the three- and nine-months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months ended September 30,

	2006	2005	2006	2005

Net earnings	$5,168,138	$4,822,322	$14,119,459	$13,051,285
Foreign currency translation adjustments	31,664	54,090	135,890	(162,384)

Total comprehensive income	$5,199,802	$4,876,412	$14,255,349	$12,888,901

The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets were as follows:

	September 30, 2006	December 31, 2005

Foreign currency translation adjustments	$357,398	$221,508

7.	New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”. SFAS No. 158 requires recognition of the over funded or under funded status of a defined benefit pension plan as an asset or a liability on the balance sheet and recognition of the changes in that funded status in the year in which changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end balance sheet.  Our use of a year end measurement date for all pension plans will not change. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006.  The Company is currently assessing the impact SFAS No. 158 will have on its consolidated financial statements upon adoption of the statement on December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  SFAS No. 157 will be effective for fiscal years ended after November 14, 2007, the Company’s 2008 fiscal year.  The Company is assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes under the Florsheim, Nunn Bush, Nunn Bush NXXT, Brass Boot, Stacy Adams and SAO by Stacy Adams brand names.  Inventory is purchased from third party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe.  The Company also has a retail division, which as of September 30, 2006, consisted of 34 Company-owned retail stores in the United States, four in Europe and an Internet business.  Sales in retail outlets are made directly to consumers by Company employees.  The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States.  As such, the Company’s results are primarily impacted by the economic conditions and the retail environment in the United States.

Overall, net earnings in the third quarter of 2006 were $5.2 million, or $.43 per diluted share compared with $4.8 million, or $.40 per diluted share in the same period of 2005.  For the nine months ended September 30, 2006, net earnings were $14.1 million, or $1.17 per diluted share compared with $13.1 million, or $1.09 per diluted share in 2005.  A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Consolidated net sales in the third quarter of 2006 were $56.1 million, up from $55.2 million in the prior year.  For the nine months ended September 30, 2006, consolidated net sales increased to $160.5 million from $157.8 million in 2005.  Sales in the Company’s wholesale division for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Wholesale Division Sales

	Three Months ended September 30,			Nine Months ended September 30,

	2006	2005	% change	2006	2005	% change

Stacy Adams	$14,507,809	$13,988,398	3.7%	$42,410,963	$41,466,069	2.3%
Nunn Bush	17,303,367	18,807,589	-8.0%	50,423,995	52,442,425	-3.8%
Florsheim	15,272,440	14,262,812	7.1%	40,562,138	38,239,495	6.1%
Foreign	1,387,974	1,205,188	15.2%	3,746,322	3,227,729	16.1%

Total Wholesale	$48,471,590	$48,263,987	0.4%	$137,143,418	$135,375,718	1.3%
Licensing	916,198	919,022	-0.3%	2,925,071	3,103,389	-5.7%

Total Wholesale Division	$49,387,788	$49,183,009	0.4%	$140,068,489	$138,479,107	1.1%

The acquisition of one of the Company’s significant customers by another retailer in 2005 resulted in some loss of sales volume at Nunn Bush and Florsheim in 2006.  The acquiring company decided not to go forward with either the Nunn Bush or Florsheim product lines in its stores.  Sales to this customer were down $3.1 million and $6.1 million for the current quarter and nine months, respectively.  Total sales to this customer in 2005 were approximately $12 million.  The Company expects to lose a total of approximately $9.2 million in sales volume during 2006 due to the loss of this customer.

The sales increase at Stacy Adams was attributable to growth in several categories of footwear within the brand, including high fashion, contemporary and casual styles.  Quarterly and year-to-date sales in the Stacy Adams division were somewhat offset by a decline in sales of the SAO sub-brand this year.

Quarterly sales in the Nunn Bush division were down this year compared with last year due to $1.8 million of lost sales to the customer discussed above.  Sales to this customer were down $3.7 million for the nine-month period ended September 30, 2006.  For both the quarter and year-to-date, some of the lost business has been made up with other accounts.

In the current quarter, Florsheim sales were up 7.1%, despite the loss of $1.3 million in sales to the major customer (discussed above).  Florsheim sales for the first nine months of 2006 were up 6.1% compared with last year, despite the loss of approximately $2.4 million in sales from the major customer and the loss of approximately $2.1 million in sales of the FLS sub-brand following the Company’s decision last year to discontinue FLS in the United States.  Management believes this growth, despite the volume loss, reflects the positive reaction to the brand’s evolution this year to more casual and contemporary styles in the line.  In total, the discontinuation of FLS will cost the Company approximately $2.5 million in sales volume during 2006 compared with 2005.

Retail net sales in the current quarter were up approximately 11% to $6.7 million from $6.0 million in the prior year.  Year-to-date sales in the retail division increased to $20.4 million this year from $19.3 million last year.  The quarter and year-to-date increases were primarily attributable to five additional stores at September 30, 2006 compared with September 30, 2005.  Same store sales in the three- and nine-month periods ended September 30, 2006 were up 6% and 2%, respectively, compared with the same periods in the prior year.  The Company continues to evaluate new store locations in the United States.

Overall gross earnings as a percent of net sales for the three months ended September 30, 2006 was 36.7% compared with 35.5% in the prior year period.  Wholesale gross earnings as a percent of net sales for the quarter was 31.6% in 2006, up from 30.5% in 2005.  Gross earnings as a percent of net sales in the retail division was 65.1% in the third quarter of 2006 compared with 65.5% in 2005.

Overall gross earnings as a percent of net sales for the nine months ended September 30, 2006 was 36.8% compared with 35.6% in 2005.  Wholesale gross earnings as a percent of net sales for the nine months ended September 30 was 31.2% in 2006 and 30.0% in 2005.   Retail gross earnings as a percent of net sales for the first nine months of this year was 65.4% and 64.7% last year.  The increase in wholesale margins for the three and nine months ended September 30, 2006 was primarily the result of higher margins on new footwear, favorable purchase prices on selected product from our manufacturers, and the impact of fewer closeout sales this season.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  Distribution costs for the three-month periods ended September 30, 2006 and 2005, were $1,596,000 and $1,498,000, respectively.  The Company’s distribution costs to date in 2006 and 2005 were $4,769,000 and $4,561,000, respectively.  The Company includes these costs in selling and administrative expenses.  Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses as a percent of net sales were 22.7% versus 21.7% in 2005.  Wholesale selling and administrative expenses as a percent of net wholesale sales were 18.9% in 2006 and 18.3% in 2005.  Retail selling and administrative expenses as a percent of net sales were 53.6% in 2006 and 51.7% in 2005.

For the nine months ended September 30, selling and administrative expenses as a percent of net sales were 23.4% in 2006 versus 22.5% in 2005.  Wholesale selling and administrative expenses as a percent of net wholesale sales to date were 19.7% in 2006 and 19.3% in 2005.  Retail selling and administrative expenses as a percent of net sales increased to 51.8% in 2006 from 48.3% in 2005.  The increase in retail expenses as a percent of sales for both the third quarter and first nine months of 2006 was due to higher expenses in relation to sales in the  new stores, as well as increased costs associated with lease renewals at some existing stores.

Interest income in the third quarter and first nine months of 2006 was up over last year $190,000 and $757,000, respectively, due to higher interest earned on municipal bonds and cash.  Interest expense in the three and nine months ended September 30, 2006 was up $58,000 and $206,000, respectively, over last year.  The higher interest expense this year was due to higher interest rates on commercial paper in 2006 compared with 2005.

The effective tax rate for the quarter ended September 30, 2006 and 2005 was 36.9% and 38.7%, respectively.  The effective tax rate for the nine months ended September 30, 2006 was 37.4% compared with 38.2% in the prior year.  The lower rates in the current year resulted from the higher interest income earned on municipal bonds which is tax-exempt, lowering the Company’s effective tax rate.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $6.1 million at September 30, 2006 as compared with $23.7 million at December 31, 2005.

Net cash provided by operating activities to date in 2006 was $24.5 million lower than the same period in 2005 primarily due to the Company’s efforts in 2005 to reduce inventory levels which resulted in an unusually high amount of cash provided by operations in 2005.  In 2006, the Company built up inventory levels to accommodate  additional needs this year.  The Company also contributed $1 million to its defined benefit pension plan in 2006.

Cash used for investing activities decreased $1.7 million, mainly due to lower net purchases of marketable securities to date this year, as compared with 2005.

Cash flows used for financing activities in 2006 decreased $2.9 million as compared with last year, primarily due to changes in net borrowings between periods.

As of September 30, 2006, the Company had a total of $50 million available under its borrowing facility, of which total borrowings were $11.6 million.  The facility includes one financial covenant which specifies a minimum level of net worth.  The Company was in compliance with the covenant at September 30, 2006.  The facility has a 364-day term and expires April 30, 2007.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices.  In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares.  Therefore, 4,500,000 shares have been authorized  for repurchase since the program began.  The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

07/01/06 - 07/31/06	2,850	$23.26	2,850	1,436,236
08/01/06 - 08/31/06	12,289	$20.61	12,289	1,426,947
09/01/06 - 09/30/06	43,350	$21.44	43,350	1,380,597

Total	58,489	$21.36	58,489	1,380,597

Item 6.   Exhibits

          See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Date November 2, 2006	/s/ John F. Wittkowske

John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF SEPTEMBER 30, 2006

EXHIBIT NUMBER	DESCRIPTION	INCORPORATED HEREIN BY REFERENCE TO	FILED HEREWITH

31.1	Certification of Chief Executive Officer		☒
31.2	Certification of Chief Financial Officer		☒
32.1	Section 906 Certification of Chief Executive Officer		☒
32.2	Section 906 Certification of Chief Financial Officer		☒