Form 10-K
period 2006-12-31
WEYCO GROUP INC
filed 2007-03-15
CIK 106532

SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C.  20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended December 31, 2006, or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from ________________ to ________________

Commission file number 0-9068

Weyco Group, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0702200

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. Estabrook Boulevard, P. O. Box 1188, Milwaukee, WI	53201

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, include area code (414) 908-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock - $1.00 par value per share	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the registrant’s Common Stock and Class B Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2006 was $172,439,000.

As of February 20, 2007, there were outstanding 9,128,206 shares of Common Stock and 2,583,737 shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006, are incorporated by reference in Part II and Part IV of this report.

Portions of the Corporation’s Proxy Statement for its Annual Meeting of Shareholders scheduled for May 1, 2007, are incorporated by reference in Part III of this report.

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

                    The principal brands of shoes sold by the Company are “ Florsheim,” “Nunn Bush,” and “Stacy Adams.”   The Company also has other brands, including “Brass Boot” and “Nunn Bush NXXT,” which are included within Nunn Bush sales figures, and “SAO by Stacy Adams,” which is included within Stacy Adams sales.  Trademarks maintained by the Company on these names are important to the business.  The Company’s products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions.  The Company’s footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the American male population.

                    The Company purchases finished shoes from outside suppliers around the world.  The majority of these foreign-sourced purchases are denominated in U. S. dollars.  There have been few inflationary pressures in the shoe industry in recent years and leather and other component prices have been stable.  However, since the latter part of 2006, there has been some upward movement in leather prices.  In certain circumstances, the Company is able increase prices to offset the effect of these increases in costs. The Company previously assembled a small portion of its footwear at one plant in Beaver Dam, Wisconsin. In December 2003, the Company ceased its manufacturing operations.  All inventory is now purchased from foreign suppliers. During 2006, the Beaver Dam facility still operated as the Company’s reconditioning and rework department and processed some returned goods.  The Company’s lease for its Beaver Dam, Wisconsin facility expires on June 30, 2007, and it will not be renewed.  A total of 9 employees will be affected by the closing.  Some functions will subsequently be outsourced, and the remaining operations will be moved to the Company’s main distribution center in Glendale, Wisconsin.

                    The Company’s business is separated into two segments - wholesale distribution and retail sales of men’s footwear. Wholesale distribution sales, which include both wholesale sales and licensing revenues, constituted approximately 87% of total sales in both 2006 and 2005 and 88% in 2004.  At wholesale, shoes are marketed nationwide through more than 10,000 shoe, clothing and department stores.  Sales are to unaffiliated customers, primarily in North America, with some distribution in Europe. In 2006 and 2004, sales to the Company’s largest customer, JCPenney, were 10% and 12%, respectively, of total sales.  There were no  customers with sales above 10% in 2005.  Net sales to foreign customers were $12.8 million, $11.8 million and $10.8 million in 2006, 2005 and 2004, respectively.  The Company employs traveling salespeople who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin.  Although there is no clearly identifiable seasonality in the men’s footwear business, new styles are historically developed and shown twice each year, in spring and fall.  In accordance with industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.  The Company  has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States and Canada.  Licensing revenues were approximately 2% of total net sales in 2006, 2005 and 2004.

                    Retail sales constituted approximately 13% of total sales in 2006 and 2005, and 12% in 2004.  In the retail division at December 31, 2006, there were 35 company-operated stores in the United States, four retail stores in major cities in Europe and an Internet business. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

                    As of December 31, 2006, the Company had a backlog of $28 million of confirmed orders compared with $23 million as of December 31, 2005.  This does not include unconfirmed blanket orders from customers.  All orders are expected to be filled within one year.

                    As of December 31, 2006, the Company employed 412 persons, of which 22 were members of collective bargaining units.  The Company ratified new contracts covering the majority of these employees during 2005 and in early 2006.  Future wage and benefit increases under the contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

The Company is subject to risks associated with doing business in the retail environment, primarily in the United States.  Recently, the U.S. retail industry has experienced a growing trend toward consolidation of large retailers. The merger of major retailers could result in the Company losing sales volume or increasing its concentration of business with a few large accounts, resulting in reduced bargaining power on the part of the Company, which could increase pricing pressures and lower the Company’s margins.  The acquisition of one of the Company’s major customers in 2005 adversely impacted the Company’s sales in 2006.

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

The Company purchases its products entirely from independent foreign manufacturers primarily in Brazil, China and India.  Although the Company has good working relationships with its manufacturers, the Company does not have long-term contracts with them.  Thus, the Company cannot ensure that it will not experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact the Company’s business, results of operations and financial condition.  The Company has the ability to move product to different suppliers; however, the transition may not occur smoothly and/or quickly and the Company could miss customer delivery date requirements and consequently, could lose orders.  Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, disruptions at US or foreign ports or other transportation facilities, foreign currency fluctuations, expropriation and nationalization.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following facilities are operated by the Company and its subsidiaries:

Location	Character	Owned/Leased	Square Footage	% Utilized

Glendale, Wisconsin	One story office and distribution center	Owned	780,000	90%
Montreal, Canada	Multistory office and distribution center	Leased (1)	42,400	100%
Beaver Dam, Wisconsin	Multistory factory	Leased (1)	100,000	50%
Florence, Italy	One story office, warehouse and distribution facility	Leased (1)	9,500	100%

(1)	Not material leases.

                    In addition to the above-described office, distribution and warehouse facilities, the Company operates 35 retail stores throughout the United States and four in Europe under various rental agreements.  All of these facilities are suitable and adequate for the Company’s current operations.  See Note 12 to Consolidated Financial Statements and Item 1. Business above.

Item 3.	Legal Proceedings

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Executive Officers of the Registrant

Officer	Age	Office(s)	Served Since	Business Experience

Thomas W. Florsheim, Jr.	48	Chairman and Chief Executive Officer	1996

Chairman and Chief Executive Officer of the Company -- 2002 to present; President and Chief Executive Officer of the Company  -- 1999 to 2002; President and Chief Operating Officer of the Company -- 1996 to 1999; Vice President of the Company – 1988 to 1996

John W. Florsheim	43	President, Chief Operating Officer and Assistant Secretary	1996

President, Chief Operating Officer and Assistant Secretary of the Company – 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company – 1999 to 2002; Executive Vice President of the Company --1996 to 1999; Vice President of the Company -- 1994 to 1996

Peter S. Grossman	63	Senior Vice President President, Nunn Bush Brand and Retail Division	1971	Senior Vice President of the Company – 2002 to present; Vice President of the Company -- 1971 to 2002

John F. Wittkowske	47	Senior Vice President, Chief Financial Officer and Secretary	1993

Senior Vice President, Chief Financial Officer and Secretary of the Company – 2002 to present; Vice President, Chief Financial Officer and Secretary of the Company  -- 1995 to 2002; Secretary/Treasurer of the Company -- 1993 to 1995

Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Information required by this Item is set forth on pages 1, 29 and 37 of the Annual Report to Shareholders for the year ended December 31, 2006, and is incorporated herein by reference.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2006 with the cumulative return on the NASDAQ Non-Financial Stock Index and the Russell 3000-Shoes Index.  The comparison assumes $100 was invested on December 31, 2001 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2001	2002	2003	2004	2005	2006

Weyco Group, Inc.	100	133	204	267	237	311
NASDAQ Non-Financial Index Stock Index	100	65	100	108	110	121
Russell 3000 – Shoes Index	100	88	138	180	184	218

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices.  In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began.  The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

10/01/06 - 10/31/06	9,100	$23.85	9,100	1,371,497
11/01/06 - 11/30/06	17,550	$23.86	17,550	1,353,947
12/01/06 - 12/31/06	58,300	$24.65	58,300	1,295,647

Total	84,950	$24.41	84,950	1,295,647

Item 6.	Selected Financial Data

Information required by this Item is set forth on page 1 of the Annual Report to Shareholders for the year ended December 31, 2006, and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this Item is set forth on pages 11 through 16 of the Annual Report to Shareholders for the year ended December 31, 2006 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth on page 16 of the Annual Report to Shareholders for the year ended December 31, 2006 and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Information required by this Item is set forth on pages 17 through 33 of the Annual Report to Shareholders for the year ended December 31, 2006 and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting - The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 36 of the Annual Report to Shareholders for the year ended December 31, 2006 and is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm – The attestation report of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting is set forth on page 35 of the Annual Report to Shareholders for the year ended December 31, 2006 and is incorporated herein by reference.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Goverance

Information required by this Item is set forth on page 6 of this Form 10-K and within the Company’s proxy statement for the Annual Meeting of Shareholders to be held on May 1 2007, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item is set forth in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on May 1, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item is set forth on page 7 of this Form 10-K and within the Company’s proxy statement for the Annual Meeting of Shareholders to be held on May 1, 2007, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth on page __ of the Company’s proxy statement for the Annual Meeting of Shareholders to be held on May 1, 2007, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on May 1, 2007, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

		Page Reference to Annual Report

1.	Financial Statements -

	Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004	17

	Consolidated Balance Sheets - December 31, 2006 and 2005	18

	Consolidated Statements of Shareholders’ Investment for the years ended December 31, 2006, 2005 and 2004	19

	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	20

	Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004	21 - 33

	Reports of Independent Registered Public Accounting Firm	34 - 35

		Page Reference to Form 10-K

2.	Financial Statement Schedules for the years ended December 31, 2006, 2005 and 2004 -

	Schedule II - Valuation and Qualifying Accounts	12

	Report of Independent Registered Public Accounting Firm	13

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

SCHEDULE II

WEYCO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets

	Doubtful Accounts	Returns and Allowances	Total

BALANCE, DECEMBER 31, 2003	$2,018,000	$1,705,000	$3,723,000
Add - Additions charged to earnings	550,179	7,863,440	8,413,619
Deduct - Charges for purposes for which reserves were established	(253,179)	(7,003,440)	(7,256,619)

BALANCE, DECEMBER 31, 2004	$2,315,000	$2,565,000	$4,880,000
Add – (Reductions)/additions charged to earnings	(528,969)	3,964,833	3,435,864
Deduct - Charges for purposes for which reserves were established	(314,031)	(4,178,833)	(4,492,864)

BALANCE, DECEMBER 31, 2005	$1,472,000	$2,351,000	$3,823,000
Add - Additions charged to earnings	6,692	4,209,010	4,215,702
Deduct - Charges for purposes for which reserves were established	(85,692)	(4,239,010)	(4,324,702)

BALANCE, DECEMBER 31, 2006	$1,393,000	$2,321,000	$3,714,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the consolidated financial statements of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 12, 2007 (which report on the audit of the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”); such reports are incorporated by reference elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  The consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 12, 2007

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

Exhibit 10.3 to Form 10-K for Year Ended December 31, 1996, and Amendment No. 1 filed as Exhibit 10.3 to Form 10-K for Year  Ended December 31, 1998, and Amendment No. 2 filed as Exhibit 10.3 for Year Ended December 31, 2003

10.6*	Excess Benefits Plan - Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005

10.7*	Pension Plan - Amended and Restated Effective January 1, 2006

EXHIBIT INDEX (cont.)

Exhibit	Description	Incorporated Herein By Reference To

10.8*	Deferred Compensation Plan – Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005

10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997

10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998	Exhibit 10.14 to Form 10-K for Year Ended December 31, 1997

10.15*	Change of Control Agreement Peter S. Grossman, dated January 26, 1998	Exhibit 10.15 to Form 10-K for Year Ended December 31, 1997

10.19*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003	Exhibit 10.19 to Form 10-K for Year Ended December 31, 2004

10.20*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003	Exhibit 10.20 to Form 10-K for Year Ended December 31, 2004

10.21*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Leonard Goldstein, dated May 19, 2003	Exhibit 10.21 to Form 10-K for Year Ended December 31, 2004

10.22*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003	Exhibit 10.22 to Form 10-K for Year Ended December 31, 2004

10.23*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005

EXHIBIT INDEX (cont.)

Exhibit	Description	Incorporated Herein By Reference To

13	Annual Report to Shareholders

21	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent Dated March 12, 2007

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*Management contract or compensatory plan or arrangement

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
(Registrant)

	By	/s/ John Wittkowske

March 15, 2007		John Wittkowske, Senior Vice President – Chief Financial Officer

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

Signatures and Titles		Date

/s/ Thomas W. Florsheim		March 15, 2007

Thomas W. Florsheim, Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.		March 15, 2007

Thomas W. Florsheim, Jr., Chairman of the Board and Chief Executive Officer

/s/ John W. Florsheim		March 15, 2007

John W. Florsheim, President and Chief Operating Officer, Assistant Secretary and Director

/s/ John Wittkowske		March 15, 2007

John Wittkowske, Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting Officer)

/s/ Robert Feitler		March 15, 2007

Robert Feitler, Director

/s/ Leonard J. Goldstein		March 15, 2007

Leonard J. Goldstein, Director

/s/ Cory L. Nettles		March 15, 2007

Cory L. Nettles, Director

/s/ Frederick P. Stratton, Jr.	.	March 15, 2007

Frederick P. Stratton, Jr., Director