Form 10-Q
period 2007-03-31
WEYCO GROUP INC
filed 2007-05-08
CIK 106532

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2007

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
Large Accelerated Filer             Accelerated Filer X          Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No     X

As of May 1, 2007 the following shares were outstanding:

Common Stock, $1.00 par value	9,031,556 Shares
Class B Common Stock, $1.00 par value	2,580,587 Shares

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

ASSETS

	March 31,	December 31,
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$12,643,572	$15,314,140
Marketable securities, at amortized cost	1,246,245	1,600,871
Accounts receivable, net	40,709,644	30,641,632
Inventories	38,889,077	51,000,849
Deferred income tax benefits	927,161	949,109
Prepaid expenses and other current assets	1,560,790	1,715,859
Total current assets	95,976,489	101,222,460
MARKETABLE SECURITIES, at amortized cost	41,029,406	40,361,296
OTHER ASSETS	8,826,838	8,725,346
PLANT AND EQUIPMENT, net	28,286,459	28,445,900
TRADEMARK	10,867,969	10,867,969
	$184,987,161	$189,622,971

LIABILITIES & SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Short-term borrowings	$8,791,809	$10,957,518
Accounts payable	5,261,199	12,398,740
Dividend payable	1,054,075	1,054,354
Accrued liabilities	7,122,101	8,430,267
Accrued income taxes	2,725,406	72,907
Total current liabilities	24,954,590	32,913,786
LONG-TERM PENSION LIABILITY	6,750,743	6,620,842
DEFERRED INCOME TAX LIABILITIES	1,699,987	1,915,869
SHAREHOLDERS’ INVESTMENT:
Common stock	9,086,456	9,129,256
Class B common stock	2,580,587	2,585,087
Capital in excess of par value	8,109,141	7,576,096
Reinvested earnings	137,124,977	134,264,076
Accumulated other comprehensive loss	(5,319,320)	(5,382,041)
Total shareholders' investment	151,581,841	148,172,474
	$184,987,161	$189,622,971

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
NET SALES	$63,858,057	$59,288,211
COST OF SALES	40,806,918	38,255,321
Gross earnings	23,051,139	21,032,890
SELLING AND ADMINISTRATIVE EXPENSES	14,372,827	12,826,628
Earnings from operations	8,678,312	8,206,262
INTEREST INCOME	507,566	461,859
INTEREST EXPENSE	(123,035)	(178,822)
OTHER INCOME (EXPENSE)	1,781	(5,270)
Earnings before provision for income taxes	9,064,624	8,484,029
PROVISION FOR INCOME TAXES	3,370,000	3,175,000
Net earnings	$5,694,624	$5,309,029

WEIGHTED AVERAGE SHARES
OUTSTANDING
Basic	11,664,431	11,577,837
Diluted	12,119,780	12,081,328
EARNINGS PER SHARE
Basic	$.49	$.46
Diluted	$.47	$.44
CASH DIVIDENDS PER SHARE	$.09	$.07

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,694,624	$5,309,029
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation	614,908	543,631
Amortization	20,811	15,576
Deferred income taxes	(252,934)	(234,313)
Stock-based compensation	73,991	--
Pension expense	332,337	298,251
Loss on sale of assets	--	13
Increase in cash surrender value of life insurance	(129,630)	(125,535)
Changes in operating assets and liabilities -
Accounts receivable	(10,068,012)	(9,087,136)
Inventories	12,111,772	7,166,644
Prepaids and other current assets	183,207	353,227
Accounts payable.	(7,137,541)	(5,102,179)
Accrued liabilities and other	(1,389,304)	(832,671)
Accrued income taxes	2,679,499	1,803,680
Net cash provided by operating activities	2,733,728	108,217
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(380,321)	(9,084,960)
Proceeds from maturities of marketable securities	46,026	581,072
Purchase of plant and equipment	(515,054)	(282,097)
Proceeds from sales of plant and equipment	60,000	996
Net cash used for investing activities	(789,349)	(8,784,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,054,354)	(810,241)
Shares purchased and retired.	(1,879,739)	(471,606)
Proceeds from stock options exercised.	324,840	289,467
Repayments under revolving credit agreement	(2,165,709)	(59,570)
Income tax benefit from the exercise of stock options	160,015	156,681
Net cash used for financing activities	(4,614,947)	(895,269)
Net decrease in cash and cash equivalents	(2,670,568)	(9,572,041)
CASH AND CASH EQUIVALENTS at beginning of period	$15,314,140	$22,780,913
CASH AND CASH EQUIVALENTS at end of period	$12,643,572	$13,208,872
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$721,792	$1,201,281
Interest paid	$170,544	$182,770

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Numerator:
Net Earnings	$5,694,624	$5,309,029
Denominator:
Basic weighted average shares outstanding	11,664,431	11,577,837
Effect of dilutive securities:
Employee stock-based awards	455,349	503,491
Diluted weighted average shares outstanding	12,119,780	12,081,328
Basic earnings per share	$.49	$.46
Diluted earnings per share	$.47	$.44

Diluted weighted average shares outstanding for the three months ended March 31, 2007 and 2006 include all outstanding options, as none were antidilutive.

3.	Segment Information

The Company continues to operate in two operating segments; wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments. None of the Company’s operating segments were aggregated in determining the Company’s reportable segments. The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income and interest expense and other income or expense are not allocated to the segments. Summarized segment data for the quarters ended March 31, 2007 and 2006 was:

	Wholesale
Three Months Ended March 31,	Distribution	Retail	Total
2007
Product sales	$55,523,000	$7,249,000	$62,772,000
Licensing revenues	1,086,000	--	1,086,000
Net sales	$56,609,000	$7,249,000	$63,858,000
Earnings from operations	$7,913,000	$765,000	$8,678,000

2006
Product sales	$51,206,000	$7,003,000	$58,209,000
Licensing revenues	1,079,000	--	1,079,000
Net sales	$52,285,000	$7,003,000	$59,288,000
Earnings from operations	$7,142,000	$1,064,000	$8,206,000

4.	Share-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new grants and the unvested portion of prior grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest. During the three months ended March 31, 2007, the Company recognized approximately $74,000 of compensation expense associated with the stock option and restricted stock awards granted in 2006. No stock-based employee compensation expense was charged against income in the three-month period ended March 31, 2006 as there were no stock options granted during that period and all of the Company’s stock options granted prior to the effective date of the adoption of SFAS 123(R) were 100% vested at the effective date.

The following table summarizes the stock option activity under the Company’s plans for the three-month period ended March 31, 2007:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2006	1,252,190	$12.62
Exercised	(28,200)	$11.52
Forefeited	(3,300)	$24.09
Outstanding at March 31, 2007	1,220,690	$12.62	4.71	$16,313,800
Exercisable at March 31, 2007	1,176,090	$12.18	4.71	$16,229,507

The following table summarizes stock option activity for the quarters ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Total intrinsic value of stock options exercised	$410,295	$401,748
Cash received from stock option exercises	$324,840	$289,467
Income tax benefit from the exercise of stock options	$160,015	$156,681
Total fair value of stock options vested	$--	$--

The aggregate intrinsic value for outstanding and exercisable stock options is defined as the difference between the market value at March 31, 2007 of $25.98 and the exercise price.

5.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
Net earnings	$5,694,624	$5,309,029
Foreign currency translation adjustments	(30,279)	60,625
Pension liability (net of tax of $59,000)	93,000	--
Total comprehensive income	$5,757,345	$5,369,654

The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets were as follows:

	March 31,	December 31,
	2007	2006
Foreign currency translation adjustments	$407,972	$438,251
Pension liability, net of tax	(5,727,292)	(5,820,292)
Total accumulated other
comprehensive loss	$(5,319,320)	$(5,382,041)

6.	New Accounting Pronouncements

On January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting and disclosures for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. Under FIN 48, the cumulative effect is to be reported as an adjustment to the beginning balance of retained earnings on the balance sheet. The adoption of this interpretation did not have a material effect on the Company’s financial statements. At March 31, 2007 the Company had approximately $180,000 of unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 14, 2007, the Company’s 2008 fiscal year. The Company is assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” and “Stacy Adams.” The Company also has other brands, including “Brass Boot” and “Nunn Bush NXXT,” which are included within Nunn Bush net sales figures, and “SAO by Stacy Adams,” which is included within Stacy Adams net sales. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the wholesale division, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe. The Company also has a retail division, which as of March 31, 2007, consisted of 35 Company-owned retail stores in the United States, four in Europe, and an Internet business. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company’s results are primarily affected by the economic conditions and the retail environment in the United States.

The Company achieved record first quarter sales and net earnings in the three months ended March 31, 2007. Consolidated net sales in the first quarter of 2007 reached an all time record of $63.9 million. Sales were up in both the wholesale and retail divisions. Net earnings for the three months ended March 31, 2007 reached a first quarter record of $5.7 million, or $.47 per diluted share compared with $5.3 million, or $.44 per diluted share in 2006. A more detailed analysis of operating results follows.

RESULTS OF OPERATIONS

First quarter consolidated net sales reached $63.9 million in 2007, up from $59.3 million in 2006. Sales in the Company’s wholesale division for the three-month periods ended March 31, 2007 and 2006 were as follows:

Wholesale Sales
	Three months ended March 31,
	2007	2006	% change
Stacy Adams	$18,579,656	$16,846,812	10.3%
Nunn Bush	17,693,177	18,358,484	-3.6%
Florsheim	17,064,821	14,324,581	19.1%
Foreign	2,185,570	1,676,055	30.4%
Total Wholesale	$55,523,224	$51,205,932	8.4%
Licensing	1,086,366	1,079,279	0.7%
Total Wholesale Division	$56,609,590	$52,285,211	8.3%

The acquisition of one of the Company’s significant customers by another retailer late in 2005 resulted in some loss of sales volume at Nunn Bush and Florsheim during 2006 and in the first quarter of 2007. The acquiring company decided not to go forward with either the Nunn Bush or Florsheim product lines in its stores. Business with this customer in the first quarter of 2007 was down $2.3 million compared with the first quarter of 2006. There will be an additional $600,000 impact on second quarter 2007 sales.

The sales increase at Stacy Adams for the first quarter was driven by strong growth with major shoe chains. There were increases across both the high fashion and more contemporary mainstream Stacy Adams footwear styles. Nunn Bush has been performing well at retail, but its first quarter sales were adversely impacted by the loss of $1.6 million in sales to the customer discussed above.

Florsheim sales grew considerably this quarter, despite the loss of approximately $0.7 million in sales to the customer discussed above. The expansion of the Florsheim product line into more contemporary and casual styles over the past few years has driven the double-digit growth of this brand in recent quarters. In addition, first quarter 2007 sales included Canadian sales. Prior to January 1, 2007, Florsheim footwear was distributed in Canada by a third party licensee. That license arrangement terminated December 31, 2006, and since then, the Company has been operating its own wholesale business in Canada. The impact of this change in the first quarter was an increase of $1.1 million in sales and a decrease in Florsheim royalty income of $50,000. The Company expects Florsheim’s annual Canadian sales to be approximately $4 to $5 million in 2007.

Retail net sales in the current quarter were $7.25 million, up 3.5% from last year’s $7.0 million. The increase was primarily attributable to four additional stores in the first quarter of 2007 compared with last year’s first quarter. Same store sales were flat in comparison to the first quarter of 2006. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Overall gross earnings as a percent of net sales in the three months ended March 31, 2007 was 36.1% compared with 35.5% in the prior year period. Gross earnings as a percent of net sales in the wholesale division increased to 32.3% in 2007 from 31.6% in 2006. In the retail division, gross earnings as a percent of net sales rose to 65.6%, as compared with 64.8% in the first quarter of 2006. These increases were due to changes in product mix, and in the wholesale division, due to lower markdowns resulting from solid sales of the Company’s products at retail.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company’s distribution costs for the three months ended March 31, 2007 and 2006 were $1,717,000 and $1,642,000, respectively. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales. The Company’s selling and administrative expenses also include, and are primarily related to, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation.

Selling and administrative expenses as a percent of net sales were 22.5% for the first quarter of 2007 versus 21.6% in 2006. Wholesale selling and administrative expenses as a percent of net wholesale sales were 18.7% in 2007 compared with 18.3% in 2006. Retail selling and administrative expenses as a percent of net sales were 55.1% in 2007 and 49.6% in 2006. The increase in retail selling and administrative expenses as a percent of net sales was due to increased costs associated with lease renewals at some existing stores, as well as higher expenses in relation to sales at the Company’s newer stores.

Interest income in the current quarter was $508,000 compared with $462,000 last year. The increase was attributable to higher marketable securities at March 31, 2007 which are primarily invested in municipal bonds. The Company’s effective tax rate in the first quarter of 2007 was 37.2% compared with 37.4% in the first quarter of 2006.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $13.9 million at March 31, 2007 as compared with $16.9 million at December 31, 2006. During the first quarter of 2007, the Company’s primary source of cash was from operations while its primary uses of cash were the repayment of borrowings and the repurchases of the Company’s stock. The Company also spent $500,000 on capital expenditures in the first quarter of 2007. Capital expenditures are expected to be between $3 and $5 million for the full year of 2007 due to remodeling of retail stores and the opening of new stores.

The Company generated $2.7 million in cash from operating activities in the first quarter of 2007, compared with $108,000 in the prior year period. This increase was primarily due to changes in operating assets and liabilities and higher net earnings in 2007.

Cash dividends paid were $1.1 million and $0.8 million in the three months ended March 31, 2007 and 2006, respectively. On May 1, 2007, the Company’s Board of Directors declared a quarterly dividend of $.11 per share to shareholders of record June 1, 2007, payable July 2, 2007. This represents an increase of 22% in the quarterly dividend rate. The impact of this will be to increase cash dividends paid annually by approximately $900,000.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In the first quarter of 2007, the Company repurchased 73,100 shares for a total cost of $1.9 million.

As of March 31, 2007, the Company had a total of $50 million available under its borrowing facility, of which total borrowings were $8.8 million. The facility includes one financial covenant which specifies a minimum level of net worth. The Company was in compliance with the covenant at March 31, 2007. The facility expired on April 30, 2007, at which time the Company entered into a new $50 million 364-day borrowing facility. This new facility, which also includes a minimum net worth covenant, expires on April 30, 2008.

The Company will continue to evaluate the best uses for its free cash, including continued increased dividends, stock repurchases and acquisitions. The Company currently has 1.2 million shares available under its previously announced buyback program.

On July 1, 2007, all of the Company’s Class B Common Stock will convert, one-for-one, into the Company’s Common Stock.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2007.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended March 31, 2007.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
1/1/07 - 1/31/07	1,600	$23.29	1,600	1,294,047
2/1/07 - 2/28/07	10,600	$26.50	10,600	1,283,447
3/1/07 - 3/31/07	60,900	$25.64	60,900	1,222,547
Total	73,100	$25.71	73,100	1,222,547

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 1, 2007 to elect two members to the Company’s Board of Directors.

Thomas W. Florsheim and Tina Chang were nominated for election to the Board of Directors for terms of three years. A total of 30,166,511 votes were cast for the nominees, with 29,931,631 votes cast “for” and 234,880 votes “withheld” for Mr. Florsheim, and 29,974,850 votes cast “for” and 191,661 votes “withheld” for Ms. Chang. Thomas W. Florsheim, Jr. and Robert Feitler continue as Directors of the Company for a term expiring in 2008. John W. Florsheim, Frederick P. Stratton, Jr. and Cory L. Nettles continue as Directors of the Company for a term expiring in 2009.

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

May 8, 2007 Date	/s/ John F. Wittkowske John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF March 31, 2007

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer