Form 10-Q
period 2007-06-30
WEYCO GROUP INC
filed 2007-08-09
CIK 106532

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 31, 2007 the following shares were outstanding:

Common Stock, $1.00 par value	11,553,410 Shares

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
ASSETS	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$18,194,616	$15,314,140
Marketable securities, at amortized cost	2,635,225	1,600,871
Accounts receivable, net	27,972,690	30,641,632
Accrued income tax receivable	869,514	—
Inventories	39,761,617	51,000,849
Deferred income tax benefits	745,681	949,109
Prepaid expenses and other current assets	1,303,632	1,715,859
Total current assets	91,482,975	101,222,460
MARKETABLE SECURITIES, at amortized cost	42,071,175	40,361,296
OTHER ASSETS	8,975,148	8,725,346
PLANT AND EQUIPMENT, net	28,384,963	28,445,900
TRADEMARK	10,867,969	10,867,969
	$181,782,230	$189,622,971

LIABILITIES & SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Short-term borrowings	$5,552,381	$10,957,518
Accounts payable	7,136,861	12,398,740
Dividend payable	1,276,442	1,054,354
Accrued liabilities	8,562,366	8,430,267
Accrued income taxes	—	72,907
Total current liabilities	22,528,050	32,913,786
LONG-TERM PENSION LIABILITY	6,883,315	6,620,842
DEFERRED INCOME TAX LIABILITIES	1,651,854	1,915,869
SHAREHOLDERS’ INVESTMENT:
Common stock	11,366,952	9,129,256
Class B common stock	209,158	2,585,087
Capital in excess of par value	9,866,309	7,576,096
Reinvested earnings	134,715,775	134,264,076
Accumulated other comprehensive loss	(5,439,183)	(5,382,041)
Total shareholders investment	150,719,011	148,172,474
	$181,782,230	$189,622,971

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

NET SALES	$48,370,810	$45,111,438	$112,228,867	$104,399,649

COST OF SALES	29,677,190	27,651,564	70,484,108	65,906,885
Gross earnings	18,693,620	17,459,874	41,744,759	38,492,764

SELLING AND ADMINISTRATIVE EXPENSES	12,786,598	11,975,701	27,159,425	24,802,329
Earnings from operations	5,907,022	5,484,173	14,585,334	13,690,435

INTEREST INCOME	554,738	517,849	1,062,304	979,708

INTEREST EXPENSE	(85,109)	(118,472)	(208,144)	(297,294)

OTHER INCOME (EXPENSE), net	2,465	8,742	4,246	3,472
Earnings before provision for
income taxes	6,379,116	5,892,292	15,443,740	14,376,321

PROVISION FOR INCOME TAXES	2,330,000	2,250,000	5,700,000	5,425,000

Net earnings	$4,049,116	$3,642,292	$9,743,740	$8,951,321

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,566,388	11,612,051	11,614,816	11,596,254
Diluted	12,015,212	12,054,041	12,067,695	12,032,359

EARNINGS PER SHARE
Basic	$.35	$.31	$.84	$.77
Diluted	$.34	$.30	$.81	$.74

CASH DIVIDENDS PER SHARE	$.11	$.09	$.20	$.16

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,743,740	$8,951,321
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation	1,237,342	1,077,279
Amortization	42,453	34,164
Deferred income taxes	(179,587)	(131,053)
Stock-based compensation	148,394	—
Pension expense	670,338	596,502
Loss on sale of assets	—	13
Increase in cash surrender value of life insurance	(259,260)	(251,070)
Changes in operating assets and liabilities -
Accounts receivable	2,668,942	1,760,135
Inventories	11,239,232	924,141
Prepaids and other current assets	421,685	507,841
Accounts payable	(5,261,879)	(5,625,300)
Accrued liabilities and other	(231,058)	384,361
Accrued income taxes	(915,421)	(2,233,078)
Net cash provided by operating activities	19,324,921	5,995,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,962,712)	(14,795,896)
Proceeds from maturities of marketable securities	176,026	1,106,072
Purchase of plant and equipment	(1,221,255)	(1,219,386)
Proceeds from sales of plant and equipment	62,000	996
Net cash used for investing activities	(3,945,941)	(14,908,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,108,429)	(1,620,493)
Shares purchased and retired	(7,271,213)	(1,875,593)
Proceeds from stock options exercised	1,390,242	1,195,489
Repayments under revolving credit agreement	(5,405,137)	(34,428)
Income tax benefit from the exercise of stock options	896,033	856,848
Net cash used for financing activities	(12,498,504)	(1,478,177)

Net increase (decrease) in cash and cash equivalents	2,880,476	(10,391,135)

CASH AND CASH EQUIVALENTS at beginning of period	$15,314,140	$22,780,913

CASH AND CASH EQUIVALENTS at end of period	$18,194,616	$12,389,778

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,798,138	$6,546,302
Interest paid	$241,331	$289,612

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.  Financial Statements

In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made. The results of operations for the three months or six months ended June 30, 2007, are not necessarily indicative of results for the full year.

2. Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net Earnings	$4,049,116	$3,642,292	$9,743,740	$8,951,321

Denominator:
Basic weighted average shares	11,566,388	11,612,051	11,614,816	11,596,254
Effect of dilutive securities:
Employee stock options	448,824	441,990	452,879	436,105
Diluted weighted average shares	12,015,212	12,054,041	12,067,695	12,032,359

Basic earnings per share	$.35	$.31	$.84	$.77

Diluted earnings per share outstanding	$.34	$.30	$.81	$.74

Diluted weighted average shares outstanding for the three and six months ended June 30, 2007 and 2006 included all outstanding options, as none were antidilutive.

3. Segment Information

The Company continues to operate in two operating segments: wholesale distribution and retail sales of men’s footwear, which also constitute its reportable  segments. None of the Company’s operating segments were aggregated in determining the Company’s reportable segments. The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income and interest expense and other income or expense are not allocated to the segments. Summarized segment data for the three and six months ended  June 30, 2007 and 2006 was:

	Wholesale
	Distribution	Retail	Total
Three Months Ended June 30, 2007

Product sales	$39,866,000	$7,670,000	$47,536,000
Licensing revenues	835,000	—	835,000
Net sales	40,701,000	7,670,000	48,371,000
Earnings from operations	4,639,000	1,268,000	5,907,000

2006
Product sales	$37,465,000	$6,716,000	$44,181,000
Licensing revenues	930,000	—	930,000
Net sales	38,395,000	6,716,000	45,111,000
Earnings from operations	4,535,000	949,000	5,484,000

Six Months Ended June 30,
2007
Product sales	$95,389,000	$14,918,000	$110,307,000
Licensing revenues	1,922,000	—	_ 1,922,000
Net sales	97,311,000	14,918,000	112,229,000
Earnings from operations	12,552,000	2,033,000	14,585,000

2006
Product sales	$88,672,000	$13,719,000	$102,391,000
Licensing revenues	2,009,000	—	2,009,000
Net sales	90,681,000	13,719,000	104,400,000
Earnings from operations	11,677,000	2,013,000	13,690,000

4. Share-Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) using the modified prospective method. This method requires that companies recognize compensation expense for new grants and the unvested portion of prior grants at their fair value on the grant date and recognize this expense over the requisite service period for awards expected to vest. During the three and six months ended June 30, 2007, the Company recognized approximately $74,400 and $148,400, respectively, of compensation expense associated with the stock option and restricted stock awards granted in 2006. No stock-based employee compensation expense was charged against income in the three and six months ended June 30, 2006, as there were no stock options granted during that period and all of the Company’s stock options granted prior to the effective date of the adoption of SFAS 123(R) were 100% vested at the effective date.

The following table summarizes the stock option activity under the Company’s equity incentive plans for the six-month period ended June 30, 2007:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2006	1,252,190	$12.62
Exercised	(146,866)	$9.47
Forfeited	(3,300)	$—
Outstanding at June 30, 2007	1,102,024	$13.01	4.82	$15,343,193
Exercisable at June 30, 2007	1,057,424	$12.54	4.84	$15,216,529

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between market value at June 30, 2007 of $26.93 and the exercise price.

The following table summarizes stock option activity for the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total intrinsic value of stock
options exercised	$1,887,224	$1,795,297	$2,287,519	$2,197,045
Cash received from stock
option exercises	$1,065,413	$906,022	$1,390,253	$1,195,489
Income tax benefit from the
exercise of stock options	$736,018	$700,166	$896,033	$856,848
Total fair value of stock
options vested	$—	$—	$—	$—

5. Shareholders’ Investment

On July 1, 2007, the Company’s Class B Common stock expired and each share was automatically converted one-for-one into the Company’s Common stock. In anticipation of this event, the majority of the shares of Class B Common stock were voluntarily converted to Common stock during the second quarter of 2007.

6. Comprehensive Income

Comprehensive income for the three- and six-month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$4,049,116	$3,642,292	$9,743,740	$8,951,321
Foreign currency translation
adjustments	(214,863)	43,601	(245,142)	104,226
Change in unrecognized pension
plan liabilities, net of tax	95,000	—	188,000	—
Total comprehensive income	$3,929,253	$3,685,893	$9,686,598	$9,055,547

The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets are as follows:

	June 30,	December 31,
	2007	2006

Foreign currency translation adjustments	$193,109	$438,251
Unrecognized pension plan liabilities, net of tax	(5,632,292)	(5,820,292)
Total accumulated other
comprehensive loss	$(5,439,183)	$(5,382,041)

7. New Accounting Pronouncements

On January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting and disclosures for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. Under FIN 48, the cumulative effect is reported as an adjustment to the beginning balance of retained earnings on the balance sheet. The adoption of this interpretation did not have a material effect on the Company’s financial statements. At June 30, 2007 the Company had approximately $180,000 of unrecognized tax benefits.

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

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value and also establishes presentation and disclosure requirements. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is assessing the provisions of SFAS 159 and the impact that adoption will have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” and “Stacy Adams.” The Company also has other brands, including “Brass Boot” and “Nunn Bush NXXT,” which are included within Nunn Bush net sales figures, and “SAO by Stacy Adams,” which is included within Stacy Adams net sales. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the wholesale division, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in North America, with some distribution in Europe. The Company also has a retail division, which as of June 30, 2007, consisted of 35 Company-owned retail stores in the United States, four in Europe, and an Internet business. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company’s results are primarily affected by the economic conditions and the retail environment in the United States.

Overall, net earnings rose 11% in the second quarter of 2007 to $4.0 million, or $.34 per diluted share compared with $3.6 million, or $.30 per diluted share in the same period of 2006. For the six months ended June 30, 2007, net earnings were $9.7 million, or $.81 per diluted share, over the prior year’s $9.0 million, or $.74 per diluted share. A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Consolidated net sales in the second quarter of 2007 were $48.4 million, up from $45.1 million in the prior year. For the six months ended June 30, 2007, consolidated net sales increased to $112.2 million from $104.4 million in 2006. Sales in the Company’s wholesale division for the three- and six-month periods ended June 30, 2007 and 2006 were as follows:

	Wholesale Division Sales
	Three Months ended June 30,			Six Months ended June 30,
	2007	2006	% change	2007	2006	% change

Stacy Adams	$9,735,395	$11,085,071	(12.2)%	$28,315,051	$27,931,883	1.4%
Nunn Bush	15,881,796	14,733,417	7.8%	33,574,973	33,091,901	1.5%
Florsheim	13,483,832	10,965,117	23.0%	30,548,653	25,289,698	20.8%
Foreign	764,607	682,293	12.1%	2,950,177	2,358,348	25.1%
Total Wholesale	$39,865,630	$37,465,898	6.4%	$95,388,854	$88,671,830	7.6%
Licensing	835,267	929,595	(10.1)%	1,921,633	2,008,873	(4.3)%
Total Wholesale Division	$40,700,897	$38,395,493	6.0%	$97,310,487	$90,680,703	7.3%

The acquisition of one of the Company’s significant customers by another retailer late in 2005 resulted in some loss of sales volume at Nunn Bush and Florsheim during 2006 and the first half of 2007. The acquiring company decided not to go forward with either the Nunn Bush or Florsheim product lines in its stores. Business with this customer in the second quarter of 2007 was down $600,000 compared with the second quarter of 2006. For the six months ended June 30, 2007, business with this customer was down $2.9 million compared to the prior year period.

Net sales of the Stacy Adams brand decreased this quarter in comparison with the second quarter of 2006. Second quarter sales of Stacy Adams were down due to an early Easter in 2007, and also due to decreased volume with independent shoe and clothing retailers, who are struggling in today’s retail environment. Year-to-date sales increased slightly in comparison to last year, as business with major chain stores has been strong this year, offsetting the decreased volume with the independent shoe and clothing retailers.

Nunn Bush sales for the second quarter were up compared with last year due to increased business with department stores and larger shoe store chains, which can be attributed to the success of its Comfort Gel product. For the six months ended June 30, 2007, net sales were up only 1.5% due to the offsetting impact of the loss of $1.9 million of sales to the customer discussed above.

Florsheim sales in the current quarter were up 23%, as this quarter’s sales included Canadian sales. Prior to January 1, 2007, Florsheim footwear was distributed in Canada by a third party licensee. That license arrangement terminated December 31, 2006, and since then, the Company has been operating its own wholesale business in Canada. The impact of this change in the second quarter was an increase of $1.2 million in sales. Florsheim net sales increased 21% through June 30, 2007, compared to the same period of 2006. To date, 2007 sales included $2.3 million of Canadian sales, but were negatively impacted by the $1 million loss of business to the customer discussed above. The change in Canadian distributors reduced licensing revenues by $75,000 and $125,000 for the three and six months ended June 30, 2007. For both the quarter and six months ended June 30, 2007, Canadian sales accounted for approximately half the increase in Florsheim sales. The remaining increase resulted from increased sales to department stores and chains.

Overall gross earnings as a percent of net sales for the three months ended June 30, 2007 was 38.6% compared with 38.7% in the prior year period. Wholesale gross earnings as a percent of net sales for the quarter was 31.8% in 2007 compared with 32.2% in 2006. Gross earnings as a percent of net sales in the retail division was 67.3% in the second quarter of 2007 compared with 66.4% in 2006.

Overall gross earnings as a percent of net sales for the six months ended June 30, 2007 was 37.2% compared with 36.9% in 2006. Wholesale gross earnings as a percent of net sales for the six months ended June 30 was 31.3% in 2007 and 31.0% in 2006. Retail gross earnings as a percent of net sales for the first half of this year was 66.5% and 65.6% last year. Wholesale margins for the three and six months ended June 30, 2007 were consistent with the prior year. The Company is beginning to feel pricing pressures from its overseas suppliers due to the weakening dollar and increased labor and materials costs. Going forward, the Company will focus on carefully managing its costs and pricing structure in order to maintain margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company’s distribution costs for the three- and six-month periods ended June 30, 2007 and 2006, were approximately $1,564,000 and $3,281,000 in 2007, respectively, and $1,531,000 and $3,173,000 in 2006, respectively, and were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses as a percent of net sales were 26.4% versus 26.6% in 2006. Wholesale selling and administrative expenses as a percent of net wholesale sales were 22.3% in 2007 and 22.6% in 2006. Retail selling and administrative expenses as a percent of net sales were 50.8% in 2007 and 52.3% in 2006.

For the six months ended June 30, selling and administrative expenses as a percent of net sales were 24.2% in 2007 versus 23.8% in 2006. Wholesale selling and administrative expenses as a percent of net wholesale sales to date were 20.2% in 2007 and 20.1% in 2006. Retail selling and administrative expenses as a percent of net sales increased to 52.9% in 2007 from 50.9% in 2006.

Net interest income in the second quarter and first six months of 2007 was up over last year $70,000 and $172,000, respectively, due to this year’s higher investment in marketable securities, which are primarily invested in municipal bonds, and lower short-term borrowings.

The effective tax rate for the three and six months ended June 30, 2007 was 36.5% and 36.9%, respectively, which was down compared with 38.2% and 37.7%, respectively, in the prior year periods. The effective rate was down this year, primarily due to increased municipal bond interest.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $20.8 million at June 30, 2007 as compared with $16.9 million at December 31, 2006. During the first six months of 2007, the Company’s primary source of cash was from operations while its primary uses of cash were the repayment of borrowings and the repurchases of the Company’s stock. The Company also spent $1.2 million on capital expenditures in the first half of 2007. Capital expenditures are expected to be between $3 and $4 million for the full year of 2007 due to remodeling of retail stores and the opening of new stores.

The Company generated $19.3 million in cash from operating activities in the first six months of 2007, compared with $6.0 million in the prior year period. This increase was primarily due to changes in operating assets and liabilities and higher net earnings in 2007.

Cash dividends paid were $2.1 million and $1.6 million in the six months ended June 30, 2007 and 2006, respectively. On May 1, 2007, the Company’s Board of Directors declared a quarterly dividend of $.11 per share to shareholders of record June 1, 2007, payable July 2, 2007. This represents an increase of 22% in the quarterly dividend rate. The impact of this will be to increase cash dividends paid annually by approximately $900,000.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In the first half of 2007, the Company repurchased 282,699 shares for a total cost of $7.3 million.

As of June 30, 2007, the Company had a total of $50 million available under its borrowing facility, of which total borrowings were $5.6 million. The facility includes one financial covenant which specifies a minimum level of net worth. The Company was in compliance with the covenant at June 30, 2007. The facility has a 364-day term and expires on April 30, 2008.

The Company will continue to evaluate the best uses for its free cash, including continued increased dividends, stock repurchases and acquisitions. The Company currently has 1.0 million shares available under its previously announced buyback program.

On July 1, 2007, all of the Company’s outstanding Class B Common stock converted, one-for-one, into the Company’s Common stock.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2007.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause (and in the past sometimes have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

04/01/07 - 04/30/07	53,350	$25.15	53,350	1,169,197

05/01/07 - 05/31/07	77,140	$25.46	77,140	1,092,057

06/01/07 - 06/30/07	79,109	$26.37	79,109	1,012,948

Total	209,599	$25.72	209,599	1,012,948

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held May 1, 2007.

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

August 9, 2007	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF June 30, 2007

EXHIBIT NUMBER	DESCRIPTION	INCORPORATED HEREIN BY REFERENCE TO

3	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K dated July 26, 2007

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer