Form 10-Q
period 2007-09-30
WEYCO GROUP INC
filed 2007-11-08
CIK 106532

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007 the following shares were outstanding:

Common Stock, $1.00 par value                 11,553,410Shares

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,423,770	$15,314,140
Marketable securities, at amortized cost	2,499,012	1,600,871
Accounts receivable, net	38,089,137	30,641,632
Inventories	45,307,078	51,000,849
Deferred income tax benefits	705,027	949,109
Prepaid expenses and other current assets	1,166,362	1,715,859
Total current assets	95,190,386	101,222,460
MARKETABLE SECURITIES, at amortized cost	44,759,685	40,361,296
OTHER ASSETS	9,094,678	8,725,346
PLANT AND EQUIPMENT, net	28,730,355	28,445,900
TRADEMARK	10,867,969	10,867,969
	$188,643,073	$189,622,971

LIABILITIES & SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Short-term borrowings	$5,528,380	$10,957,518
Accounts payable	8,768,857	12,398,740
Dividend payable	1,270,875	1,054,354
Accrued liabilities	9,310,892	8,430,267
Accrued income taxes	849,330	72,907
Total current liabilities	25,728,334	32,913,786
LONG-TERM PENSION LIABILITY	7,015,883	6,620,842
DEFERRED INCOME TAX LIABILITIES	1,834,695	1,915,869
SHAREHOLDERS’ INVESTMENT:
Common stock	11,553,410	9,129,256
Class B common stock	—	2,585,087
Capital in excess of par value	10,584,871	7,576,096
Reinvested earnings	137,249,323	134,264,076
Accumulated other comprehensive loss	(5,323,443)	(5,382,041)
Total shareholders investment	154,064,161	148,172,474
	$188,643,073	$189,622,971

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
NET SALES	$58,162,778	$56,084,718	$170,391,645	$160,484,367

COST OF SALES	36,345,977	35,484,325	106,830,085	101,391,210
Gross earnings	21,816,801	20,600,393	63,561,560	59,093,157

SELLING AND ADMINISTRATIVE EXPENSES	13,897,896	12,744,934	41,057,321	37,547,263
Earnings from operations	7,918,905	7,855,459	22,504,239	21,545,894

INTEREST INCOME	566,611	488,670	1,628,915	1,468,378

INTEREST EXPENSE	(79,546)	(145,271)	(287,690)	(442,565)

OTHER INCOME (EXPENSE), net	3,118	(5,720)	7,364	(2,248)
Earnings before provision for income taxes	8,409,088	8,193,138	23,852,828	22,569,459

PROVISION FOR INCOME TAXES	3,075,000	3,025,000	8,775,000	8,450,000

Net earnings	$5,334,088	$5,168,138	$15,077,828	$14,119,459

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,521,515	11,675,238	11,583,700	11,621,084
Diluted	11,973,467	12,098,045	12,036,286	12,031,126

EARNINGS PER SHARE
Basic	$.46	$.44	$1.30	$1.21
Diluted	$.45	$.43	$1.25	$1.17

CASH DIVIDENDS PER SHARE	$.11	$.09	$.31	$.25

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,077,828	$14,119,459
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	1,856,953	1,604,725
Amortization	65,185	54,613
Deferred income taxes	(16,092)	147,891
Stock-based compensation	218,214	—
Pension contribution	—	(1,000,000)
Pension expense	1,008,339	894,753
Gain on sale of assets	—	13
Increase in cash surrender value of life insurance	(388,890)	(376,605)
Changes in operating assets and liabilities -
Accounts receivable	(7,447,505)	(7,142,029)
Inventories	5,693,771	(8,491,320)
Prepaids and other current assets	569,055	617,670
Accounts payable	(3,629,883)	(3,934,596)
Accrued liabilities and other	464,053	1,333,778
Accrued income taxes	803,423	(650,978)
Net cash provided by (used for) operating activities	14,274,451	(2,822,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(6,243,754)	(17,813,020)
Proceeds from maturities of marketable securities	882,039	6,112,114
Purchase of plant and equipment	(2,162,536)	(2,245,677)
Proceeds from sales of plant and equipment	62,000	996
Net cash used for investing activities	(7,462,251)	(13,945,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,384,870)	(2,665,206)
Shares purchased and retired	(8,856,879)	(3,124,644)
Proceeds from stock options exercised	1,847,220	1,828,579
Net (repayments) draws under revolving credit agreement	(5,429,138)	2,050,062
Income tax benefit from the exercise of stock options	1,121,097	1,198,462
Net cash used for financing activities	(14,702,570)	(712,747)

Net decrease in cash and cash equivalents	(7,890,370)	(17,480,960)

CASH AND CASH EQUIVALENTS at beginning of period	$15,314,140	$22,780,913

CASH AND CASH EQUIVALENTS at end of period	$7,423,770	$5,299,953

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,897,595	$7,638,064
Interest paid	$319,649	$443,781

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial information have been made.  The results of operations for the three months or nine months ended September 30, 2007, are not necessarily indicative of results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net Earnings	$5,334,088	$5,168,138	$15,077,828	$14,119,459

Denominator:
Basic weighted average shares	11,521,515	11,675,238	11,583,700	11,621,084
Effect of dilutive securities:
Employee stock options	451,952	422,807	452,586	410,042
Diluted weighted average shares	11,973,467	12,098,045	12,036,286	12,031,126

Basic earnings per share	$.46	$.44	$1.30	$1.21

Diluted earnings per share	$.45	$.43	$1.25	$1.17

Diluted weighted average shares outstanding for the quarter and nine months ended September 30, 2007 and 2006 included all outstanding options, as none were antidilutive.

3.	Segment Information

The Company continues to operate in two operating segments: wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments. None of the Company’s operating segments were aggregated in determining the Company’s reportable segments. The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments. Summarized segment data for the three and nine months ended September 30, 2007 and 2006 was:

	Wholesale Distribution	Retail	Total
Three Months Ended September 30,
2007
Product sales	$50,504,000	$6,852,000	$57,356,000
Licensing revenues	807,000	—	807,000
Net sales	51,311,000	6,852,000	58,163,000
Earnings from operations	7,314,000	605,000	7,919,000

2006
Product sales	$48,472,000	$6,697,000	$55,169,000
Licensing revenues	916,000	—	916,000
Net sales	49,388,000	6,697,000	56,085,000
Earnings from operations	7,086,000	769,000	7,855,000

Nine Months Ended September 30,
2007
Product sales	$145,892,000	$21,771,000	$167,663,000
Licensing revenues	2,729,000	—	2,729,000
Net sales	148,621,000	21,771,000	170,392,000
Earnings from operations	19,866,000	2,638,000	22,504,000

2006
Product sales	$137,143,000	$20,416,000	$157,559,000
Licensing revenues	2,925,000	—	2,925,000
Net sales	140,068,000	20,416,000	160,484,000
Earnings from operations	18,763,000	2,783,000	21,546,000

4.	Share-Based Compensation Plans

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

The following table summarizes the stock option activity under the Company’s plans for the nine-month period ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Wtd. Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding at December 31, 2006	1,252,190	$12.62
Exercised	(180,966)	$10.21
Forfeited	(3,700)	$—
Outstanding at September 30, 2007	1,067,524	$12.99	4.55	$19,663,230
Exercisable at September 30, 2007	1,023,324	$12.51	4.56	$19,339,686

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between market value at September 30, 2007 of $31.41 and the exercise price.

The following table summarizes stock option activity for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total intrinsic value of stock options exercised	$577,087	$875,935	$2,864,606	$3,072,980
Cash received from stock option exercises	$456,978	$633,090	$1,847,220	$1,828,579
Income tax benefit from the exercise of stock options	$225,064	$341,614	$1,121,097	$1,198,462
Total fair value of stock options vested	$—	$—	$—	$—

5.	Shareholders’ Investment

On July 1, 2007, the Company’s Class B Common stock expired and each share was automatically converted one-for-one into the Company’s Common stock.

6.	ComprehensiveIncome

Comprehensive income for the three- and nine-months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Net earnings	$5,334,088	$5,168,138	$15,077,828	$14,119,459
Foreign currency translation adjustments	20,740	31,664	(224,102)	135,890
Change in unrecognized pension plan liabilities, net of tax	95,000	—	283,000	—
Total comprehensive income	$5,449,828	$5,199,802	$15,136,726	$14,255,349

The components of Accumulated Other Comprehensive Income as recorded on the accompanying balance sheets were as follows:

	September 30,	December 31,
	2007	2006

Foreign currency translation adjustments	$213,849	$438,251
Unrecognized pension plan liabilities, net of tax	(5,537,292)	(5,820,292)
Total accumulated other comprehensive loss	$(5,323,443)	$(5,382,041)

7.	NewAccounting Pronouncements

On January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting and disclosures for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. Under FIN 48, the cumulative effect is reported as an adjustment to the beginning balance of retained earnings on the balance sheet. The adoption of this interpretation did not have a material effect on the Company’s financial statements. At September 30, 2007 the Company had approximately $180,000 of unrecognized tax benefits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” and “Stacy Adams.” The Company also has other brands, including “Brass Boot” and “Nunn Bush NXXT,” which are included within Nunn Bush net sales figures, and “SAO by Stacy Adams,” which is included within Stacy Adams net sales. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the wholesale division, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in North America, with some distribution in Europe. The Company also has a retail division, which as of September 30, 2007, consisted of 37 Company-owned retail stores in the United States, four in Europe, and an Internet business. The Company continually evaluates new store locations in the United States. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company’s results are primarily affected by the economic conditions and the retail environment in the United States.

The overall retail environment in the footwear and apparel industries has been challenging. The Company experienced softness this quarter in its wholesale business across many trade channels, particularly with its independent shoe and apparel retailers. However, consolidated net sales were up 4% this quarter, due mainly to the new Florsheim wholesale business in Canada. Prior to January 1, 2007, Florsheim footwear was distributed in Canada by a third party licensee. That license arrangement terminated December 31, 2006 and, since then, the Company has been operating its own wholesale business in Canada. For the nine months ended September 30, 2007, the Company’s consolidated net sales increased 6% to $170.4 million from $160.5 million in 2006.

Consolidated net earnings in the third quarter of 2007 were up 3% to $5.33 million, or $.45 per diluted share compared with $5.17 million, or $.43 per diluted share in the same period of 2006. For the nine months ended September 30, 2007, net earnings increased 7% to $15.1 million, or $1.25 per diluted share compared with $14.1 million, or $1.17 per diluted share in 2006. A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Wholesale Sales

Sales in the Company’s wholesale division for the three- and nine-month periods ended September 30, 2007 and 2006 were as follows:

	Wholesale Division Sales
	Three Months ended September 30,			Nine Months ended September 30,
	2007	2006	% change	2007	2006	% change

Stacy Adams	$15,716,069	$14,479,080	8.5%	$44,031,120	$42,410,963	3.8%
Nunn Bush	16,012,584	17,332,096	(7.6)%	49,587,557	50,423,995	(1.7)%
Florsheim	17,396,821	15,272,440	13.9%	47,945,474	40,562,138	18.2%
Foreign	1,377,931	1,387,974	(0.7)%	4,328,108	3,746,322	15.5%
Total Wholesale	$50,503,405	$48,471,590	4.2%	$145,892,259	$137,143,418	6.4%
Licensing	807,086	916,198	(11.9)%	2,728,720	2,925,071	(6.7)%
Total Wholesale Division	$51,310,491	$49,387,788	3.9%	$148,620,979	$140,068,489	6.1%

The acquisition of one of the Company’s significant customers by another retailer in 2005 resulted in some loss of sales volume at Nunn Bush and Florsheim in 2006 and 2007. The acquiring company decided not to go forward with either the Nunn Bush or Florsheim product lines in its stores. For the nine months ended September 30, 2007, business with this customer was down $2.9 million compared to the prior year period. The lost business with this customer had no impact in the third quarter of 2007.

The sales increases at Stacy Adams for the quarter and year-to-date were attributable to growth in business with major chain stores. These increases were somewhat offset by decreased volume with independent shoe and clothing retailers.

Quarter and year-to-date sales in the Nunn Bush division were down this year compared with last year due to lower sales in Canada. In addition, Nunn Bush sales in the United States for the quarter were down 5% compared with last year’s third quarter due to the general malaise in the footwear market in the United States. For the nine months ended September 30, 2007, Nunn Bush sales in the United States were up 1.4% over the same period last year. Increased business with department stores and larger shoe store chains were somewhat offset by the year-to-date loss of $1.9 million of sales to the customer discussed above.

Florsheim sales were up, both for the quarter and year-to-date, and much of the increase can be attributed to new Florsheim sales in Canada. Sales of Florsheim product in Canada were $2.0 and $4.3 million for the three and nine months ended September 30, 2007, respectively. The remaining increase in Florsheim sales for the nine months ended September 30, 2007 was due to increased sales to department stores and shoe chains. The change in Canadian distributors reduced licensing revenues by $100,000 and $200,000 for the three and nine months ended September 30, 2007. The Company expects total 2007 Florsheim Canadian sales to be between $5.5 and $6 million with related royalty income reduced by $250,000.

Retail Sales

Retail net sales in the current quarter were up approximately 2% to $6.85 million from $6.7 million in the prior year. Year-to-date sales in the retail division increased 6.9% to $21.8 million this year from $20.4 million last year. The quarter and year-to-date increases were primarily attributable to three additional stores at September 30, 2007 compared with September 30, 2006. Same store sales were flat for the quarter and up 3% for the nine-months ended September 30, 2007.

Gross Earnings

Overall gross earnings as a percent of net sales for the three months ended September 30, 2007 was 37.5% compared with 36.7% in the prior year period. Wholesale gross earnings as a percent of net sales for the quarter was 32.6% in 2007, up from 31.6% in 2006. Gross earnings as a percent of net sales in the retail division was 66.4% in the third quarter of 2007 compared with 65.1% in 2006.

Overall gross earnings as a percent of net sales for the nine months ended September 30, 2007 was 37.3%, compared with 36.8% in 2006. Wholesale gross earnings as a percent of net sales for the nine months ended September 30 was 31.8% in 2007 and 31.2% in 2006. Retail gross earnings as a percent of net sales for the first nine months of this year was 66.5% and 65.4% last year. The increase in wholesale margins for the three and nine months ended September 30, 2007 was due largely to the effect of the new Florsheim wholesale business in Canada. US wholesale margins were flat, as the Company continues to feel pricing pressures from its overseas suppliers due to the weakening dollar and increased labor and materials costs. Going forward, the Company will focus on carefully managing its costs and pricing structure in order to maintain margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three-month periods ended September 30, 2007 and 2006, were $1,770,000 and $1,596,000, respectively. The Company’s distribution costs to date in 2007 and 2006 were $5,051,000 and $4,769,000, respectively. The Company includes these costs in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses as a percent of net sales were 23.9% versus 22.7% in 2006. Wholesale selling and administrative expenses as a percent of wholesale net sales were 19.7% in 2007 and 18.9% in 2006. Retail selling and administrative expenses as a percent of net sales were 57.6% in 2007 and 53.6% in 2006.

For the nine months ended September 30, selling and administrative expenses as a percent of net sales were 24.1% in 2007 versus 23.4% in 2006. Wholesale selling and administrative expenses as a percent of wholesale net sales to date were 20.0% in 2007 and 19.7% in 2006. Retail selling and administrative expenses as a percent of net sales were 54.4% in 2007 and 51.8% in 2006. The increase in wholesale expenses as a percent of sales was due to higher costs in Canada resulting from the transition this year of the Florsheim business in Canada, and in the United States increases in advertising and employee-related costs. The increase in retail expenses as a percent of sales for both the third quarter and first nine months of 2007 was due to higher expenses in relation to sales in the new stores, as well as increased costs associated with lease renewals at some existing stores.

Interest and Taxes

The increase in interest income in the third quarter and first nine months of 2007 was due to higher investments in marketable securities, which are primarily invested in municipal bonds. The decrease in interest expense this year was due to lower short-term borrowings in 2007 compared with 2006.

The effective tax rate for the quarter ended September 30, 2007 and 2006 was 36.6% and 36.9%, respectively. The effective tax rate for the nine months ended September 30, 2007 was 36.8% compared with 37.4% in the prior year. The lower rates in the current year are primarily due to increased municipal bond interest.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated approximately $9.9 million at September 30, 2007 as compared with $16.9 million at December 31, 2006. During the first nine months of 2007, the Company’s primary source of cash was from operations while its primary uses of cash were the purchase of marketable securities, the repayment of borrowings and repurchases of the Company’s stock. The Company also spent $2.2 million on capital expenditures in the first nine months of 2007. Capital expenditures are expected to be between $3 and $4 million for the full year of 2007 due to remodeling of retail stores and the opening of new stores.

The Company generated $14.3 million in cash from operating activities in the first nine months of 2007, compared with a use of $2.8 million in the prior year period. This increase was primarily due to changes in operating assets and liabilities and higher net earnings in 2007.

Cash dividends paid were $3.4 million and $2.7 million in the nine months ended September 30, 2007 and 2006, respectively. In April 2007, the Company’s Board of Directors increased the quarterly dividend from $.09 per share to $.11 per share. This represented an increase of 22% compared with the previous quarterly dividend rate. The impact of this is to increase cash dividends paid annually by approximately $900,000.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In the first nine months of 2007, the Company repurchased and retired 338,699 shares for a total cost of $8.9 million.

As of September 30, 2007, the Company had a total of $50 million available under its borrowing facility, of which total borrowings were $5.5 million. The facility includes one financial covenant which specifies a minimum level of net worth. The Company was in compliance with the covenant at September 30, 2007. The facility has a 364-day term and expires on April 30, 2008.

The Company will continue to evaluate the best uses for its free cash, including continued increased dividends, stock repurchases and acquisitions. The Company currently has 956,948 shares available under its previously announced buyback program.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common stock by the Company in the three-month period ended September 30, 2007.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program

07/01/07 - 07/31/07	19,800	$25.16	19,800	1,012,948

08/01/07 - 08/31/07	28,450	$29.21	28,450	993,148

09/01/07 - 09/30/07	7,750	$33.10	7,750	964,698

Total	56,000	$28.32	56,000	956,948

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

November 8, 2007	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF SEPTEMBER 30, 2007

INCORPORATED
EXHIBIT		HEREIN BY	FILED
NUMBER	DESCRIPTION	REFERENCE TO	HEREWITH

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32. 1	Section 906 Certification of Chief Executive Officer		X

32.2	Section 906 Certification of Chief Financial Officer		X