Form 10-K
period 2007-12-31
WEYCO GROUP INC
filed 2008-03-13
CIK 106532

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended December 31, 2007, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from __________________ to __________________

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

_________________________________
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock and Class B Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2007 was $196,263,578. This was based on the closing price of $26.93 per share as reported by NASDAQ on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 19, 2008, there were outstanding 11,503,834 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007, are incorporated by reference in Part II and Part IV of this report.

Portions of the Corporation’s Proxy Statement for its Annual Meeting of Shareholders scheduled for April 29, 2008, are incorporated by reference in Part III of this report.

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

The Company purchases finished shoes from outside suppliers, primarily located in China, India and Brazil. Almost all of these foreign-sourced purchases are denominated in U. S. dollars. Historically, there have been few inflationary pressures in the shoe industry and leather and other component prices have been stable. However, since the latter part of 2006, there has been some upward movement in leather prices. This, along with the decline of the U.S. dollar, has caused some inflationary pressure in the cost of the Company’s products. In certain circumstances, the Company is able to increase prices to offset the effect of these increases in costs. The Company previously assembled a small portion of its footwear at one plant in Beaver Dam, Wisconsin. In December 2003, the Company ceased its manufacturing operations. All inventory is now purchased from foreign suppliers. Through the first half of 2007, the Beaver Dam facility still operated as the Company’s reconditioning and rework department and processed some returned goods. The Company’s lease for its Beaver Dam, Wisconsin facility expired on June 30, 2007, and it was not renewed. Some functions are now outsourced, and the remaining operations were moved to the Company’s main distribution center in Glendale, Wisconsin.

The Company’s business is separated into two segments - wholesale distribution and retail sales of men’s footwear. Wholesale distribution sales, which include both wholesale sales and licensing revenues, constituted approximately 87% of total sales in 2007, 2006 and 2005. At wholesale, shoes are marketed nationwide through more than 10,000 shoe, clothing and department stores. Sales are to unaffiliated customers, primarily in North America, with some distribution in Europe. In 2007 and 2006, sales to the Company’s largest customer, JCPenney, were 12% and 10%, respectively, of total sales. There were no customers with sales above 10% in 2005. Net sales to foreign customers were $18.1 million, $12.8 million and $11.8 million in 2007, 2006 and 2005, respectively. The Company employs traveling salespeople who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. Although there is no clearly identifiable seasonality in the men’s footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. Licensing revenues were approximately 2% of total net sales in 2007, 2006 and 2005.

Retail sales constituted approximately 13% of total sales in 2007, 2006 and 2005. In the retail division at December 31, 2007, there were 39 company-operated stores in the United States, two retail stores in major cities in Europe and an Internet business. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

As of December 31, 2007, the Company had a backlog of $30 million of confirmed orders compared with $28 million as of December 31, 2006. This does not include unconfirmed blanket orders from customers. All orders are expected to be filled within one year.

As of December 31, 2007, the Company employed 414 persons, of which 19 were members of collective bargaining units. The Company ratified new contracts covering the majority of these employees during 2005 and in early 2006. Future wage and benefit increases under the contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

The Company is subject to risks associated with doing business in the retail environment, primarily in the United States. Recently, the U.S. retail industry has experienced a growing trend toward consolidation of large retailers. The merger of major retailers could result in the Company losing sales volume or increasing its concentration of business with a few large accounts, resulting in reduced bargaining power on the part of the Company, which could increase pricing pressures and lower the Company’s margins. The acquisition of one of the Company’s major customers in 2005 adversely impacted the Company’s sales in 2006, with a smaller residual impact in 2007.

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

The Company purchases its products entirely from independent foreign manufacturers primarily in China, India and Brazil. Although the Company has good working relationships with its manufacturers, the Company does not have long-term contracts with them. Thus, the Company could experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact the Company’s business, results of operations and financial condition. The Company has the ability to move product to different suppliers; however, the transition may not occur smoothly and/or quickly and the Company could miss customer delivery date requirements and, consequently, could lose orders. Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, disruptions at U.S. or foreign ports or other transportation facilities, foreign currency fluctuations, expropriation and nationalization.

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

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns over 30% of the stock and one other institutional shareholder holds a significant block. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options. Consequently, the Company has a small float and low average daily trading volume. Future sales of substantial amounts of the Company’s common stock in the public market, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult to liquidate.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following facilities are operated by the Company and its subsidiaries:
Location	Character	Owned/Leased	Square Footage	% Utilized
Glendale, Wisconsin	One story office and distribution center	Owned	780,000	90%

Montreal, Canada	Multistory office and distribution center	Leased (1)	42,400	100%

Florence, Italy	One story office, warehouse and distribution facility	Leased (1)	15,000	100%

(1) Not material leases.

In addition to the above-described office, distribution and warehouse facilities, the Company operates 39 retail stores throughout the United States and two in Europe under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 11 to Consolidated Financial Statements and Item 1. Business above.

Item 3.	Legal Proceedings

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Executive Officers of the Registrant
Officer	Age	Office(s)	Served Since	Business Experience
Thomas W. Florsheim, Jr.	49	Chairman and Chief Executive Officer	1996
Chairman and Chief Executive Officer of the Company - 2002 to present; President and Chief Executive Officer of the Company - 1999 to 2002; President and Chief Operating Officer of the Company - 1996 to 1999; Vice President of the Company - 1988 to 1996

John W. Florsheim	44	President, Chief Operating Officer and Assistant Secretary	1996
President, Chief Operating Officer and Assistant Secretary of the Company – 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company – 1999 to 2002; Executive Vice President of the Company –-1996 to 1999; Vice President of the Company – 1994 to 1996

Peter S. Grossman	64	Senior Vice President President, Nunn Bush Brand and Retail Division	1971	Senior Vice President of the Company - 2002 to present; Vice President of the Company – 1971 to 2002

John F. Wittkowske	48	Senior Vice President, Chief Financial Officer and Secretary	1993
Senior Vice President, Chief Financial Officer and Secretary of the Company - 2002 to present; Vice President, Chief Financial Officer and Secretary of the Company – 1995 to 2002; Secretary/Treasurer of the Company – 1993 to 1995

Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and
Chairman Emeritus Thomas W. Florsheim is their father.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Information required by this Item is set forth on pages 1, 30 and 39 of the Annual Report to Shareholders for the year ended December 31, 2007, and is incorporated herein by reference.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2007 with the cumulative return on the NASDAQ Non-Financial Stock Index and the Russell 3000-Shoes Index. The comparison assumes $100 was invested on December 31, 2002 in the Company’s common stock and  in each of the foregoing indices and assumes reinvestment of dividends.

	2002	2003	2004	2005	2006	2007
Weyco Group, Inc.	100	153	200	178	234	261
NASDAQ Non-Financial Stock Index	100	153	165	169	185	210
Russell 3000 - Shoes Index	100	156	204	209	247	279

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

10/01/07 - 10/31/07	500	$32.07	500	956,948

11/01/07 - 11/30/07	26,266	$26.75	26,266	956,448

12/01/07 - 12/31/07	13,275	$26.28	13,275	930,182
Total	40,041	$26.66	40,041	916,907

Item 6.	Selected Financial Data

Information required by this Item is set forth on page 1 of the Annual Report to Shareholders for the year ended December 31, 2007, and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this Item is set forth on pages 13 through 18 of the Annual Report to Shareholders for the year ended December 31, 2007 and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information required by this Item is set forth on page 18 of the Annual Report to Shareholders for the year ended December 31, 2007 and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Information required by this Item is set forth on pages 19 through 35 of the Annual Report to Shareholders for the year ended December 31, 2007 and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting -The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 38 of the Annual Report to Shareholders for the year ended December 31, 2007 and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting - There have not  been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth on page 6 of this Form 10-K and within the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 29, 2008, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this Item is set forth in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 29, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information required by this Item is set forth on page 7 of this Form 10-K and within the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 29, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 29, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is set forth in the Company’s proxy statement for the Annual Meeting of Shareholders to be held on April 29, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

		Page Reference to Annual Report
1.	Financial Statements -

	Consolidated Statements of Earnings for the years ended December 31, 2007, 2006 and 2005	19

	Consolidated Balance Sheets - December 31, 2007 and 2006	20

	Consolidated Statements of Shareholders’ Investment for the years ended December 31, 2007, 2006 and 2005	21

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	22

	Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005	23 - 35

	Reports of Independent Registered Public Accounting Firm	36 - 37

		Page Reference to Form 10-K
2.	Financial Statement Schedules for the years ended December 31, 2007, 2006 and 2005 -

	Schedule II - Valuation and Qualifying Accounts	12

	Report of Independent Registered Public Accounting Firm	13

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

SCHEDULE II

WEYCO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful Accounts	Returns and Allowances	Total

BALANCE, DECEMBER 31, 2004	$2,315,000	$2,565,000	$4,880,000

Add - (Reductions)/additions charged to earnings	(528,969)	3,964,833	3,435,864

Deduct - Charges for purposes for which reserves were established	(314,031)	(4,178,833)	(4,492,864)

BALANCE, DECEMBER 31, 2005	$1,472,000	$2,351,000	$3,823,000

Add - Additions charged to earnings	6,692	4,209,010	4,215,702

Deduct - Charges for purposes for which reserves were established	(85,692)	(4,239,010)	(4,324,702)

BALANCE, DECEMBER 31, 2006	$1,393,000	$2,321,000	$3,714,000

Add - (Reductions)/Additions charged to earnings	(16,260)	3,794,390	3,778,130

Deduct - Charges for purposes for which reserves were established	(194,740)	(4,121,390)	(4,316,130)

BALANCE, DECEMBER 31, 2007	$1,182,000	$1,994,000	$3,176,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the consolidated financial statements of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated March 3, 2008 (which report on the audit of the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”); such reports are incorporated by reference elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  The consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Milwaukee, Wisconsin
March 3, 2008

 EXHIBIT INDEX

Exhibit	Description	Incorporated Herein By Reference To
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K dated July 26, 2007

10.1*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.2*	Employment Agreement - Thomas W. Florsheim, Jr., dated January 1, 2008

10.3*	Employment Agreement - John W. Florsheim, dated January 1, 2008

10.6*	Excess Benefits Plan - Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005

10.7*	Pension Plan - Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.8*	Deferred Compensation Plan - Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005

10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997

10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998	Exhibit 10.14 to Form 10-K for Year Ended December 31, 1997

 EXHIBIT INDEX (cont.)

Exhibit	Description	Incorporated Herein By Reference To
10.15*	Change of Control Agreement Peter S. Grossman, dated January 26, 1998	Exhibit 10.15 to Form 10-K for Year Ended December 31, 1997

10.19*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003	Exhibit 10.19 to Form 10-K for Year Ended December 31, 2004

10.20*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003	Exhibit 10.20 to Form 10-K for Year Ended December 31, 2004

10.22*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003	Exhibit 10.22 to Form 10-K for Year Ended December 31, 2004

10.23*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005

13	Annual Report to Shareholders

21	Subsidiaries of the Registrant

23.1	Independent Registered Public Accounting Firm’s Consent Dated March 3, 2008

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC. (Registrant)

By	/s/ John Wittkowske	March 13, 2008
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
Signatures and Titles	Date

/s/ Thomas W. Florsheim	March 13, 2008
Thomas W. Florsheim, Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.	March 13, 2008
Thomas W. Florsheim, Jr., Chairman of the Board
and Chief Executive Officer

/s/ John W. Florsheim	March 13, 2008
John W. Florsheim, President and Chief Operating Officer,
Assistant Secretary and Director

/s/ John Wittkowske	March 13, 2008
John Wittkowske, Senior Vice President,
Chief Financial Officer and Secretary
(Principal Accounting Officer)

/s/ Tina Chang	March 13, 2008
Tina Chang, Director

/s/ Robert Feitler	March 13, 2008
Robert Feitler, Director

/s/ Cory L. Nettles	March 13, 2008
Cory L. Nettles, Director

/s/ Frederick P. Stratton, Jr.	March 13, 2008
Frederick P. Stratton, Jr., Director