Form 10-Q
period 2008-03-31
WEYCO GROUP INC
filed 2008-05-08
CIK 106532

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2008 there were 11,504,991 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,934	$7,859
Marketable securities, at amortized cost	3,606	5,604
Accounts receivable, net	41,457	35,965
Inventories	40,798	44,632
Deferred income tax benefits	476	475
Prepaid expenses and other current assets	2,907	3,301
Total current assets	98,178	97,836
MARKETABLE SECURITIES, at amortized cost	44,350	43,331
OTHER ASSETS	9,568	9,440
PROPERTY, PLANT AND EQUIPMENT, net	29,077	28,677
TRADEMARK	10,868	10,868
	$192,041	$190,152

LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
Short-term borrowings	$3,000	$550
Accounts payable	8,455	10,541
Dividend payable	1,265	1,270
Accrued liabilities	6,116	8,026
Accrued income taxes	1,960	716
Total current liabilities	20,796	21,103
LONG-TERM PENSION LIABILITY	6,209	6,043
DEFERRED INCOME TAX LIABILITIES	2,080	2,248
SHAREHOLDERS' INVESTMENT:
Common stock	11,506	11,534
Capital in excess of par value	12,944	10,788
Reinvested earnings	142,496	142,775
Accumulated other comprehensive loss	(3,990)	(4,339)
Total shareholders' investment	162,956	160,758
	$192,041	$190,152

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
	(In thousands, except per share amounts)

NET SALES	$61,278	$63,858

COST OF SALES	39,012	40,807
Gross earnings	22,266	23,051

SELLING AND ADMINISTRATIVE EXPENSES	14,671	14,373
Earnings from operations	7,595	8,678

INTEREST INCOME	509	508

INTEREST EXPENSE	(10)	(123)

OTHER INCOME	7	2
Earnings before provision for income taxes	8,101	9,065

PROVISION FOR INCOME TAXES	2,975	3,370
Net earnings	$5,126	$5,695

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	11,461	11,664
Diluted	11,860	12,120

EARNINGS PER SHARE
Basic	$0.45	$0.49
Diluted	$0.43	$0.47

CASH DIVIDENDS PER SHARE	$0.11	$0.09

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,126	$5,695
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	634	615
Amortization	27	21
Deferred income taxes	(215)	(253)
Stock-based compensation	145	74
Pension expense	338	332
Increase in cash surrender value of life insurance	(134)	(130)
Change in operating assets and liabilities -
Accounts receivable	(5,492)	(10,068)
Inventories	3,834	12,112
Prepaids and other current assets	400	183
Accounts payable	(2,087)	(7,138)
Accrued liabilities and other	(1,698)	(1,389)
Accrued income taxes	1,236	2,680
Net cash provided by operating activities	2,114	2,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,115)	(380)
Proceeds from maturities of marketable securities	2,067	46
Purchase of property, plant and equipment	(1,023)	(515)
Proceeds from sales of property, plant and equipment	-	60
Net cash used for financing activities	(71)	(789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,270)	(1,054)
Shares purchased and retired	(4,285)	(1,880)
Proceeds from stock options exercised	1,212	325
Borrowings (repayments) under revolving credit agreement	2,450	(2,166)
Income tax benefits from share-based compensation	925	160
Net cash used for financing activities	(968)	(4,615)

Net increase (decrease) in cash and cash equivalents	1,075	(2,670)

CASH AND CASH EQUIVALENTS at beginning of period	$7,859	$15,314

CASH AND CASH EQUIVALENTS at end of period	$8,934	$12,644

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,003	$722
Interest paid	$5	$171

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1. Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three month period are not necessarily indicative of results for the full year.

2.  Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net Earnings	$5,126	$5,695

Denominator:
Basic weighted average shares outstanding	11,461	11,664
Effect of dilutive securities:
Employee stock-based awards	399	456
Diluted weighted average shares outstanding	11,860	12,120

Basic earnings per share	$0.45	$0.49

Diluted earnings per share	$0.43	$0.47

Diluted weighted average shares outstanding for the three months ended March 31, 2008 exclude outstanding options to purchase 6,640 shares of common stock at a weighted average price of $30.12, as they were antidilutive. Diluted weighted average shares outstanding for the three months ended March 31, 2007 include all outstanding options, as none were antidilutive.

3. Segment Information

The Company continues to operate in two operating segments: wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments. None of the Company’s operating segments were aggregated in determining the Company’s reportable segments. The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments. Summarized segment data for the quarters ended March 31, 2008 and 2007 was:
	Wholesale
Three Months Ended March 31,	Distribution	Retail	Total
	(Dollars in thousands)
2008
Product sales	$53,138	$7,090	$60,228
Licensing revenues	1,050	-	1,050
Net sales	$54,188	$7,090	$61,278
Earnings from operations	$7,231	$364	$7,595

2007
Product sales	$55,524	$7,248	$62,772
Licensing revenues	1,086	-	1,086
Net sales	$56,610	$7,248	$63,858
Earnings from operations	$7,913	$765	$8,678

4. Employee Retirement Plans

 The components of the Company’s net pension expense were:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Benefits earned during the period	$214	$221
Interest cost on projected benefit obligation	513	475
Expected return on plan assets	(503)	(516)
Net amortization and deferral	114	152
Net pension expense	$338	$332

5. Share-Based Compensation Plans

During the three months ended March 31, 2008, the Company recognized approximately $145,000 of compensation expense associated with stock option and restricted stock awards granted in 2006 and 2007. During the quarter ended March 31, 2007, the Company recognized approximately $74,000 of compensation expense associated with stock option and restricted stock awards granted in 2006.

The following table summarizes the stock option activity under the Company’s plans for the three-month period ended March 31, 2008:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2007	1,189,924	$14.49
Exercised	(119,466)	$10.14
Forefeited	(1,200)	$27.38
Outstanding at March 31, 2008	1,069,258	$14.97	4.39	$15,461,974
Exercisable at March 31, 2008	914,308	$12.96	4.38	$15,001,364

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between market value at March 31, 2008 of $29.67 and the exercise price.

The following table summarizes stock option activity for the quarters ended March 31,  2008 and 2007:
	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$2,376	$410
Cash received from stock option exercises	$1,212	$325
Income tax benefit from the exercise of stock options	$925	$160

 6.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net earnings	$5,126	$5,695
Foreign currency translation adjustments	276	(30)
Pension liability, net of tax	73	93
Total comprehensive income	$5,475	$5,758

The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets were as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Foreign currency translation adjustments	$622	$346
Pension liability, net of tax	(4,612)	(4,685)
Total accumulated other comprehensive loss	$(3,990)	$(4,339)

7. New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and had no impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” and “Stacy Adams.” The Company also has other brands, including “Brass Boot” and “Nunn Bush NXXT,” which are included within Nunn Bush net sales figures, and “SAO by Stacy Adams,” which is included within Stacy Adams net sales. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the wholesale division, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe. The Company also has a retail division, which as of March 31, 2008, consisted of 39 Company-owned retail stores in the United States, two in Europe, and an Internet business. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company’s results are primarily affected by the economic conditions and the retail environment in the United States.

Consolidated net sales in the first quarter of 2008 were $61.3 million, down 4% compared with $63.9 million the first quarter of 2007. Wholesale sales were down 4%, and retail sales were down 2%. Net earnings for the quarter ended March 31, 2008 were $5.1 million, or $.43 per diluted share, compared with $5.7 million, or $.47 per diluted share in 2007. A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Wholesale Sales

Sales in the Company’s wholesale division for the three-month periods ended March 31, 2008 and 2007 were as follows:

Wholesale Division Sales
	Three Months Ended March 31,
	2008	2007	% Change
	(Dollars in thousands)
North American Sales
Stacy Adams	$18,299	$18,580	-1.5%
Nunn Bush	17,488	17,693	-1.2%
Florsheim	14,811	17,065	-13.2%
Foreign Sales	2,540	2,186	16.2%
Total Wholesale	$53,138	$55,524	-4.3%
Licensing	1,050	1,086	-3.3%
Total Wholesale Division	$54,188	$56,610	-4.3%

Wholesale sales for the first quarter of 2008 were down 4% compared with last year’s first quarter. All three of the Company’s brands were impacted this quarter by the current challenging retail environment. Florsheim sales were additionally impacted by the timing of new programs. In the first quarter of 2007, Florsheim rolled out a number of new shoe programs introducing contemporary and casual styles. In 2008, there were no new product introductions of a similar scale.

Retail Sales

Retail net sales in the first quarter of 2008 were $7.1 million, down 2% from last year’s $7.25 million. Same store sales were down 5% in comparison to the first quarter of 2007. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The Company’s management believes the performance of the retail division this quarter was consistent with the current overall retail environment.

Gross Earnings

Overall gross earnings were 36.3% of net sales in the three months ended March 31, 2008 compared with 36.1% of net sales in the prior year period. Wholesale gross earnings were 31.1% of net sales in 2008 compared with 31.0% in 2007. In the retail division, gross earnings were 66.0% of net sales compared with 65.6% in the first quarter of 2007.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company’s distribution costs for the three months ended March 31, 2008 and 2007 were $1,843,000 and $1,697,000, respectively. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses were 23.9% of net sales versus 22.5% of net sales in 2007. Wholesale selling and administrative expenses were 19.5% of net wholesale sales in 2008 compared with 18.7% in 2007. Wholesale selling and administrative expenses were flat in dollars, but the lower sales volume in the current year caused the increase in costs as a percent of sales. This reflects the fixed nature of many of the Company’s wholesale selling and administrative expenses. Retail selling and administrative expenses were 60.9% of net sales in 2008 and 55.1% of net sales in 2007. The increase in retail selling and administrative expenses as a percent of sales was due to higher rent and occupancy costs at some existing stores, as well as higher expenses in relation to sales at the Company’s newer stores.

Interest and Taxes

Interest income in the first quarter was approximately $510,000 this year and last year. Interest expense during the three months ended March 31, 2008 was $10,000 compared with last year’s $123,000. The decrease was due to lower average short-term borrowings in the first quarter this year compared with last year. The Company’s effective tax rate in the first quarter of 2008 was 36.7% compared with 37.2% in the first quarter of 2007. This year’s lower rate was primarily due to an increase in municipal bond income included in this year’s interest income, as the Company had more invested in municipal bonds in the first quarter of this year compared with the same period of last year.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities. During the first quarter of 2008, the Company’s primary sources of cash were from operations and borrowings under its revolving credit agreement while its primary use of cash was repurchases of the Company’s stock. The Company also spent $1 million on capital expenditures in the first quarter of 2008 of which approximately $800,000 was related to retail store remodeling. Capital expenditures are expected to be approximately $2 million for the full year of 2008.

The Company generated $2.1 million in cash from operating activities in the first quarter of 2008, compared with $2.7 million in the prior year period. This decrease was primarily due to lower net earnings in 2008.

Cash dividends paid were $1.3 million and $1.1 million in the three months ended March 31, 2008 and 2007, respectively. On April 29, 2008, the Company’s Board of Directors declared a quarterly dividend of $.14 per share to shareholders of record June 2, 2008, payable July 1, 2008. This represents an increase of 27% in the quarterly dividend rate. The impact of this will be to increase cash dividends paid annually by approximately $1.4 million.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In the first quarter of 2008, the Company repurchased 146,700 shares for a total cost of $4.3 million. The Company currently has 770,207 shares available under its previously announced buyback program.

As of March 31, 2008, the Company had a total of $50 million available under its borrowing facility, under which total outstanding borrowings were $3 million. The facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at March 31, 2008. The facility expired on April 30, 2008, at which time the Company entered into a new $50 million 364-day borrowing facility. This new facility, which also includes a minimum net worth covenant, expires on April 30, 2009.

The Company will continue to evaluate the best uses for its free cash, including continued increased dividends, stock repurchases and acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2008.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. Such officers have also concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in accumulating and communicating information in a timely manner, allowing timely decisions regarding required disclosures.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended March 31, 2008.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
1/1/08 - 1/31/08	22,000	$27.29	22,000	894,907
2/1/08 - 2/29/08	21,750	$27.35	21,750	873,157
3/1/08 - 3/31/08	102,950	$30.01	102,950	770,207
Total	146,700	$29.21	146,700	770,207

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held April 29, 2008 to elect two members to the Company’s Board of Directors.

Thomas W. Florsheim, Jr. and Robert Feitler were nominated for election to the Board of Directors for terms of three years. A total of 10,917,132 votes were cast for the nominees, with 10,865,991 votes cast “for” and 51,141 votes “withheld” for Mr. Florsheim, and 10,833,660 votes cast “for” and 83,472 votes “withheld” for Mr. Feitler. John W. Florsheim, Frederick P. Stratton, Jr. and Cory L. Nettles continue as Directors of the Company for a term expiring in 2009. Thomas W. Florsheim, Sr. and Tina Chang continue as Directors of the Company for a term expiring in 2010.

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

May 8, 2008	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF March 31, 2008

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32. 1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer