Form 10-Q
period 2008-06-30
WEYCO GROUP INC
filed 2008-08-08
CIK 106532

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008 there were 11,385,952 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

ASSETS:
Cash and cash equivalents	$14,506	$7,859
Marketable securities, at amortized cost	1,718	5,604
Accounts receivable, net	31,266	35,965
Accrued income tax receivable	442	-
Inventories	41,939	44,632
Deferred income tax benefits	108	475
Prepaid expenses and other current assets	2,959	3,301
Total current assets	92,938	97,836

Marketable securities, at amortized cost	45,493	43,331
Other assets	9,694	9,440
Property, plant and equipment, net	29,241	28,677
Trademark	10,868	10,868
Total assets	$188,234	$190,152

LIABILITIES & SHAREHOLDERS' INVESTMENT:
Short-term borrowings	$2,000	$550
Accounts payable	6,360	10,541
Dividend payable	1,608	1,270
Accrued liabilities	6,313	8,026
Accrued income taxes	-	716
Total current liabilities	16,281	21,103

Long-term pension liability	6,388	6,043
Deferred income tax liabilities	1,835	2,248

Common stock	11,436	11,534
Capital in excess of par value	13,154	10,788
Reinvested earnings	143,056	142,775
Accumulated other comprehensive loss	(3,916)	(4,339)
Total shareholders' investment	163,730	160,758

Total liabilities and shareholders' investment	$188,234	$190,152

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net sales	$53,017	$48,371	$114,295	$112,229
Cost of sales	33,284	29,677	72,296	70,484
Gross earnings	19,733	18,694	41,999	41,745

Selling and administrative expenses	13,848	12,787	28,519	27,159
Earnings from operations	5,885	5,907	13,480	14,586

Interest income	491	555	999	1,062
Interest expense	(20)	(85)	(30)	(208)
Other income	1	2	8	4

Earnings before provision for income taxes	6,357	6,379	14,457	15,444

Provision for income taxes	2,300	2,330	5,275	5,700

Net earnings	$4,057	$4,049	$9,182	$9,744

Weighted average shares outstanding
Basic	11,443	11,566	11,452	11,615
Diluted	11,786	12,015	11,823	12,068

Earnings per share
Basic	$0.35	$0.35	$0.80	$0.84
Diluted	$0.34	$0.34	$0.78	$0.81

Cash dividends per share	$0.14	$0.11	$0.25	$0.20

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$9,182	$9,744
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,283	1,237
Amortization	54	42
Deferred income taxes	(138)	(179)
Stock-based compensation	293	148
Pension expense	676	670
Loss on disposal of fixed assets	131	-
Increase in cash surrender value of life insurance	(112)	(259)
Change in operating assets and liabilities -
Accounts receivable	4,699	2,669
Inventories	2,693	11,239
Prepaids and other current assets	357	422
Accounts payable	(4,181)	(5,262)
Accrued liabilities and other	(1,673)	(231)
Accrued income taxes	(1,166)	(915)
Net cash provided by operating activities	12,098	19,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,799)	(2,963)
Proceeds from maturities of marketable securities	3,468	176
Life insurance premiums paid	(155)	-
Purchase of property, plant and equipment	(1,835)	(1,221)
Proceeds from sales of property, plant and equipment	-	62
Net cash used for investing activities	(321)	(3,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,535)	(2,108)
Shares purchased and retired	(6,247)	(7,271)
Proceeds from stock options exercised	1,261	1,390
Borrowings (repayments) under revolving credit agreement	1,450	(5,405)
Income tax benefits from share-based compensation	941	896
Net cash used for financing activities	(5,130)	(12,498)

Net increase in cash and cash equivalents	6,647	2,881

CASH AND CASH EQUIVALENTS at beginning of period	$7,859	$15,314

CASH AND CASH EQUIVALENTS at end of period	$14,506	$18,195

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,603	$5,798
Interest paid	$30	$241

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months or six months ended June 30, 2008 are not necessarily indicative of results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net Earnings	$4,057	$4,049	$9,182	$9,744

Denominator:
Basic weighted average shares outstanding	11,443	11,566	11,452	11,615
Effect of dilutive securities:
Employee stock-based awards	343	449	371	453
Diluted weighted average shares outstanding	11,786	12,015	11,823	12,068

Basic earnings per share	$0.35	$0.35	$0.80	$0.84

Diluted earnings per share	$0.34	$0.34	$0.78	$0.81

Diluted weighted average shares outstanding for the three and six months ended June 30, 2008 exclude outstanding options to purchase 6,640 shares of common stock at a weighted average price of $30.12, as they were antidilutive. Diluted weighted average shares outstanding for the three and six months ended June 30, 2007 include all outstanding options, as none were antidilutive.

3.	Segment Information

The Company continues to operate in two operating segments: wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments. None of the Company’s operating segments were aggregated in determining the Company’s reportable segments. The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments. Summarized segment data for the three and six months ended June 30, 2008 and 2007 was:

	Wholesale
Three Months Ended June 30,	Distribution	Retail	Total
	(Dollars in thousands)
2008
Product sales	$44,696	$7,352	$52,048
Licensing revenues	969	-	969
Net sales	$45,665	$7,352	$53,017
Earnings from operations	$5,524	$361	$5,885

2007
Product sales	$39,866	$7,670	$47,536
Licensing revenues	835	-	835
Net sales	$40,701	$7,670	$48,371
Earnings from operations	$4,639	$1,268	$5,907

	Wholesale
Six Months Ended June 30,	Distribution	Retail	Total
	(Dollars in thousands)
2008
Product sales	$97,834	$14,442	$112,276
Licensing revenues	2,019	-	2,019
Net sales	$99,853	$14,442	$114,295
Earnings from operations	$12,754	$726	$13,480

2007
Product sales	$95,389	$14,918	$110,307
Licensing revenues	1,922	-	1,922
Net sales	$97,311	$14,918	$112,229
Earnings from operations	$12,552	$2,034	$14,586

4.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Benefits earned during the period	$214	$220	$428	$441
Interest cost on projected benefit obligation	513	477	1,026	952
Expected return on plan assets	(503)	(514)	(1,006)	(1,030)
Net amortization and deferral	114	155	228	307
Net pension expense	$338	$338	$676	$670

5.	Share-Based Compensation Plans

During the three and six months ended June 30, 2008, the Company recognized approximately $148,000 and $293,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in 2006 and 2007. During the three and six months ended June 30, 2007, the Company recognized approximately $74,400 and $148,400, respectively, of compensation expense associated with stock option and restricted stock awards granted in 2006.

The following table summarizes the stock option activity under the Company’s plans for the six-month period ended June 30, 2008:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2007	1,189,924	$14.49
Exercised	(122,716)	$10.27
Forefeited	(1,200)	$27.38
Outstanding at June 30, 2008	1,066,008	$14.96	4.14	$12,450,668
Exercisable at June 30, 2008	911,058	$12.95	4.13	$12,475,305

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between market value at June 30, 2008 of $26.53 and the exercise price.

The following table summarizes stock option activity for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$41	$1,887	$2,417	$2,288
Cash received from stock option exercises	$49	$1,065	$1,261	$1,390
Income tax benefit from the exercise of stock options	$16	$736	$941	$896

6.	Short-Term Borrowings

As of June 30, 2008, the Company had a total of $50 million available under its borrowing facility, under which total outstanding borrowings were $2 million. The facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at June 30, 2008. The facility expires on April 30, 2009.

7.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net earnings	$4,057	$4,049	$9,182	$9,744
Foreign currency translation adjustments	1	(215)	277	(245)
Pension liability, net of tax	73	95	146	188
Total comprehensive income	$4,131	$3,929	$9,605	$9,687

The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets were as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Foreign currency translation adjustments	$623	$346
Pension liability, net of tax	(4,539)	(4,685)
Total accumulated other comprehensive loss	$(3,916)	$(4,339)

8.	New Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which provides a single definition of fair value and a common framework for measuring fair value, as well as new disclosure requirements for fair value measurements used in financial statements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until January 1, 2009 for the Company in accordance with Financial Accounting Standards Board (FASB) Staff Position 157-2. The adoption of SFAS 157 has not had a material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” and “Stacy Adams.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the wholesale division, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe. The Company also has a retail division, which as of June 30, 2008, consisted of 39 Company-owned retail stores in the United States, two in Europe, and an Internet business. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company’s results are primarily affected by the economic conditions and the retail environment in the United States.

Second quarter consolidated net sales in 2008 were $53 million, up 9.6% compared with last year. Wholesale sales were up 12%, and retail sales were down 4%. Consolidated net earnings and diluted earnings per share for the quarter were level with last year at $4.1 million and $.34, respectively.

Consolidated net sales through June 30, 2008 were $114.3 million, up 2% compared with $112.2 million in the first six months of last year. Wholesale sales were up 3%, and retail sales were down 3%. Consolidated net earnings year-to-date were $9.2 million, down 6% compared with last year’s $9.7 million. Diluted earnings for the six months ended June 30, 2008 and 2007 were $.78 and $.81 per share, respectively. A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Wholesale Sales

Sales in the Company’s wholesale division for the three- and six-month periods ended June 30, 2008 and 2007 were as follows:

Wholesale Division Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)			(Dollars in thousands)
North American Sales
Stacy Adams	$13,131	$9,736	34.9%	$31,430	$28,315	11.0%
Nunn Bush	16,417	15,882	3.4%	33,906	33,575	1.0%
Florsheim	14,350	13,483	6.4%	29,160	30,549	-4.5%
Foreign Sales	798	765	4.3%	3,338	2,950	13.2%
Total Wholesale	$44,696	$39,866	12.1%	$97,834	$95,389	2.6%
Licensing	969	835	16.0%	2,019	1,922	5.0%
Total Wholesale Division	$45,665	$40,701	12.2%	$99,853	$97,311	2.6%

Stacy Adams sales for the second quarter of 2008 were up 35% compared with last year’s second quarter. The growth was driven by an increase in sales of contemporary footwear to national accounts. Stacy Adams recently expanded its array of denim-friendly footwear, and these styles shipped to many of its major accounts in the second quarter. In addition, Stacy Adams sells a lot of seasonal product, and because of tight budgets, many retailers brought in seasonal styles later. This caused some volume to shift from the first quarter to the second. Year-to-date sales of Stacy Adams were up 11% over last year.

The new Dynamic Comfort line of slip resistant footwear at Nunn Bush helped deliver a solid second quarter for the Nunn Bush brand. The quarter and year-to-date increases at Nunn Bush also reflect the brand’s solid performance at retail.

The second quarter increase in Florsheim sales was primarily attributable to increased sales of its Comfortech shoes. Year-to-date Florsheim sales were down compared to last year due to the timing of new programs. In the first quarter of 2007, Florsheim rolled out a number of new shoe programs introducing contemporary and casual styles. In 2008, there were no new product introductions of a similar scale.

Licensing revenues were up compared with last year for the second quarter and first six months of 2008. Licensee sales of Stacy Adams branded products were down for the quarter and six months, as the independent clothing retailers continue to face a challenging retail environment. However, Stacy Adams royalties increased this year because the Company terminated its agreement with its licensing agent, to whom the Company previously paid a percentage of the royalties. The services performed by the licensing agent are now handled in house, and the related costs are included in selling and administrative expenses and offset a portion of the royalty gain. Licensing revenues from the sales of Florsheim footwear overseas and branded products in the US were consistent for the quarter and up year-to-date.

Retail Sales

Retail net sales in the second quarter of 2008 were $7.4 million, down 4% from last year’s $7.7 million. Year-to-date retail net sales were down 3% compared with the same period last year. Same store sales for the three- and six-month periods ended June 30, 2008 were each down 6% in comparison to the same periods last year. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The Company had four additional stores during the second quarter of 2008 compared with the second quarter of 2007. The Company’s management believes the performance of the retail division this quarter and to date this year was consistent with the current overall retail environment. In July 2008, the Company closed one of its stores.

Gross Earnings

Overall gross earnings were 37.2% of net sales in the three months ended June 30, 2008 compared with 38.6% of net sales in the prior year period. Approximately half of the decrease in overall margins was due to a change this quarter in the mix of wholesale and retail sales, with wholesale sales making up a higher percentage of total sales than last year. Because wholesale sales carry lower margins than retail sales, the increase in wholesale sales resulted in a decrease in overall gross margins. Additionally, wholesale and retail gross margins decreased 80 and 50 basis points, respectively. Wholesale gross earnings were 31.0% of net sales in the current quarter compared with 31.8% in the second quarter 2007. The decrease in wholesale gross earnings for the quarter as a percent of net sales was a reflection of cost increases from the Company’s overseas vendors which have been partially offset by wholesale price increases. In the retail division, gross earnings were 66.8% of net sales compared with 67.3% in the second quarter of 2007.

Overall gross earnings as a percent of net sales for the six months ended June 30, 2008 was 36.7% compared with 37.2% of net sales last year. Wholesale gross earnings were 31.1% of net sales to date this year compared with 31.3% last year. Retail gross earnings in the first six months of 2008 were 66.4% of net sales compared with 66.5% last year.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three months ended June 30, 2008 and 2007 were approximately $1,873,000 and $1,728,000 respectively. The Company’s distribution costs to date in 2008 and 2007 were approximately $3,906,000 and $3,578,000, respectively. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses were 26.1% of net sales versus 26.4% of net sales in 2007. Wholesale selling and administrative expenses were 20.8% of net wholesale sales in 2008 compared with 22.3% in 2007. The current quarter decrease in wholesale selling and administrative expenses as a percent of net sales reflects the fixed nature of many wholesale selling and administrative expenses. Retail selling and administrative expenses were 61.9% of net sales in 2008 and 50.8% of net sales in 2007.

For the six months ended June 30, 2008, selling and administrative expenses were 25.0% of net sales versus 24.2% of net sales in 2007. Wholesale selling and administrative expenses to date were 20.1% of net sales versus 20.2% in 2007. Retail selling and administrative expenses to date this year were 61.4% of net sales compared with 52.9% of net sales last year. The increase in retail selling and administrative expenses as a percent of sales for both the quarter and six months ended June 30, 2008 reflects the impact of lower sales volume in the current year on fixed selling and administrative costs. Additionally, the Company continues to experience higher rent and occupancy costs.

Interest and Taxes

Interest expense during the three-month periods ended June 30, 2008 and 2007 was $20,000 and $85,000, respectively. For the six-month periods ended June 30, 2008 and 2007, interest expense was $30,000 and $208,000, respectively. The quarter and year-to-date decreases this year were due to lower average short-term borrowings this year compared with last year. The Company’s effective tax rate in the second quarter of 2008 was 36.2% compared with 36.5% in the second quarter of 2007. The effective tax rate for the six months ended June 30, 2008 was 36.5% compared with 36.9% in the prior year.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities. During the first half of 2008, the Company’s primary source of cash was from operations while its primary use of cash was repurchases of the Company’s stock. The Company also spent $1.8 million on capital expenditures in the first half of 2008 of which approximately $1.4 million was related to retail store remodeling projects. Capital expenditures are expected to be approximately $2-$3 million for the full year of 2008.

The Company generated $12.1 million in cash from operating activities in the first half of 2008, compared with $19.3 million in the prior year period. This decrease was primarily due to changes in operating assets and liabilities.

The Company paid cash dividends of $2.5 million and $2.1 million in the six months ended June 30, 2008 and 2007, respectively. On April 29, 2008, the Company’s Board of Directors declared a quarterly dividend of $.14 per share to shareholders of record June 2, 2008, payable July 1, 2008. This represents an increase of 27% in the quarterly dividend rate. The impact of this will be to increase cash dividends paid annually by approximately $1.4 million.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In the first half of 2008, the Company repurchased 219,518 shares for a total cost of $6.2 million. The Company currently has 697,389 shares available under its previously announced buyback program.

As of June 30, 2008, the Company had a total of $50 million available under its borrowing facility, under which total outstanding borrowings were $2 million. The facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at June 30, 2008. The facility expires on April 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended June 30, 2008.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
4/1/08 - 4/30/08	1,009	$27.03	1,009	769,198
5/1/08 - 5/31/08	19,273	$27.03	19,273	749,925
6/1/08 - 6/30/08	52,536	$26.91	52,536	697,389
Total	72,818	$26.94	72,818	697,389

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held April 29, 2008.

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

August 8, 2008	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
DATE OF June 30, 2008

EXHIBIT
NUMBER	DESCRIPTION

10.9	Loan agreement between Weyco Group, Inc. and M&I Marshall & Ilsley Bank dated April 28, 2006

10.9a	Amendment to loan agreement dated April 28, 2006 which extends the revolving loan maturity date to April 30, 2009

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer