Form 10-Q
period 2008-09-30
WEYCO GROUP INC
filed 2008-11-07
CIK 106532

FORM 10-Q
SECURITIES & EXCHANGE COMMISSION
Washington, D. C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008 there were 11,393,935 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$8,714	$7,859
Marketable securities, at amortized cost	6,517	5,604
Accounts receivable, net	38,262	35,965
Inventories	45,812	44,632
Deferred income tax benefits	351	475
Prepaid expenses and other current assets	2,872	3,301
Total current assets	102,528	97,836

Marketable securities, at amortized cost	41,095	43,331
Other assets	9,818	9,440
Property, plant and equipment, net	28,609	28,677
Trademark	10,868	10,868
Total assets	$192,918	$190,152

LIABILITIES & SHAREHOLDERS' INVESTMENT:
Short-term borrowings	$2,000	$550
Accounts payable	7,972	10,541
Dividend payable	1,594	1,270
Accrued liabilities	6,488	8,026
Accrued income taxes	909	716
Total current liabilities	18,963	21,103

Long-term pension liability	6,561	6,043
Deferred income tax liabilities	1,665	2,248

Common stock	11,440	11,534
Capital in excess of par value	14,707	10,788
Reinvested earnings	143,710	142,775
Accumulated other comprehensive loss	(4,128)	(4,339)
Total shareholders' investment	165,729	160,758

Total liabilities and shareholders' investment	$192,918	$190,152

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Net sales	$57,170	$58,163	$171,465	$170,392
Cost of sales	36,265	36,346	108,561	106,830
Gross earnings	20,905	21,817	62,904	63,562

Selling and administrative expenses	14,578	13,898	43,097	41,057
Earnings from operations	6,327	7,919	19,807	22,505

Interest income	496	567	1,496	1,629
Interest expense	(15)	(80)	(45)	(288)
Other income	3	3	11	7

Earnings before provision for income taxes	6,811	8,409	21,269	23,853

Provision for income taxes	2,470	3,075	7,745	8,775

Net earnings	$4,341	$5,334	$13,524	$15,078

Weighted average shares outstanding
Basic	11,352	11,522	11,418	11,584
Diluted	11,726	11,974	11,791	12,036

Earnings per share
Basic	$0.38	$0.46	$1.18	$1.30
Diluted	$0.37	$0.45	$1.15	$1.25

Cash dividends per share	$0.14	$0.11	$0.39	$0.31

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$13,524	$15,078
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,962	1,857
Amortization	85	65
Deferred income taxes	(598)	(16)
Stock-based compensation	437	218
Pension expense	1,014	1,008
Loss on disposal of fixed assets	141	-
Increase in cash surrender value of life insurance	(247)	(389)
Change in operating assets and liabilities -
Accounts receivable	(2,297)	(7,448)
Inventories	(1,179)	5,694
Prepaids and other current assets	453	569
Accounts payable	(2,568)	(3,630)
Accrued liabilities and other	(1,673)	464
Accrued income taxes	184	804
Net cash provided by operating activities	9,238	14,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,841)	(6,244)
Proceeds from maturities of marketable securities	4,078	882
Life insurance premiums paid	(155)	-
Purchase of property, plant and equipment	(2,048)	(2,162)
Proceeds from sales of property, plant and equipment	2	62
Net cash used for investing activities	(964)	(7,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,144)	(3,384)
Shares purchased and retired	(8,418)	(8,857)
Proceeds from stock options exercised	2,058	1,847
Borrowings (repayments) under revolving credit agreement	1,450	(5,429)
Income tax benefits from share-based compensation	1,635	1,121
Net cash used for financing activities	(7,419)	(14,702)

Net increase (decrease) in cash and cash equivalents	855	(7,890)

CASH AND CASH EQUIVALENTS at beginning of period	$7,859	$15,314

CASH AND CASH EQUIVALENTS at end of period	$8,714	$7,424

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,470	$6,898
Interest paid	$45	$320

The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months or nine months ended September 30, 2008 are not necessarily indicative of results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net Earnings	$4,341	$5,334	$13,524	$15,078

Denominator:
Basic weighted average shares outstanding	11,352	11,522	11,418	11,584
Effect of dilutive securities:
Employee stock-based awards	374	452	373	452
Diluted weighted average shares outstanding	11,726	11,974	11,791	12,036

Basic earnings per share	$0.38	$0.46	$1.18	$1.30

Diluted earnings per share	$0.37	$0.45	$1.15	$1.25

Diluted weighted average shares outstanding for the three and nine months ended September 30, 2008 and 2007 included all exercisable outstanding options, as none were antidilutive.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as the Company has the intent and ability to hold all security investments to maturity. The Company has reviewed its portfolio of marketable securities as of September 30, 2008 and has determined that no other-than-temporary market value impairment exists.

4.	Segment Information

The Company continues to operate in two operating segments: wholesale distribution and retail sales of men’s footwear, which also constitute its reportable segments. None of the Company’s operating segments were aggregated in determining the Company’s reportable segments. The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments. Summarized segment data for the three and nine months ended September 30, 2008 and 2007 was:

	Wholesale
Three Months Ended September 30,	Distribution	Retail	Total
	(Dollars in thousands)
2008
Product sales	$49,318	$6,861	$56,179
Licensing revenues	991	-	991
Net sales	$50,309	$6,861	$57,170
Earnings from operations	$6,085	$242	$6,327

2007
Product sales	$50,504	$6,852	$57,356
Licensing revenues	807	-	807
Net sales	$51,311	$6,852	$58,163
Earnings from operations	$7,314	$605	$7,919

	Wholesale
Nine Months Ended September 30,	Distribution	Retail	Total
	(Dollars in thousands)
2008
Product sales	$147,151	$21,304	$168,455
Licensing revenues	3,010	-	3,010
Net sales	$150,161	$21,304	$171,465
Earnings from operations	$18,840	$967	$19,807

2007
Product sales	$145,892	$21,771	$167,663
Licensing revenues	2,729	-	2,729
Net sales	$148,621	$21,771	$170,392
Earnings from operations	$19,866	$2,639	$22,505

5.	Employee Retirement Plans

 The components of the Company’s net pension expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Benefits earned during the period	$214	$220	$642	$661
Interest cost on projected benefit obligation	513	477	1,539	1,429
Expected return on plan assets	(503)	(514)	(1,509)	(1,544)
Net amortization and deferral	114	155	342	462
Net pension expense	$338	$338	$1,014	$1,008

6.	Share-Based Compensation Plans

During the three and nine months ended September 30, 2008, the Company recognized approximately $144,000 and $437,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in 2006 and 2007. During the three and nine months ended September 30, 2007, the Company recognized approximately $70,000 and $218,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in 2006.

The following table summarizes the stock option activity under the Company’s plans for the nine-month period ended September 30, 2008:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2007	1,189,924	$14.49
Exercised	(203,212)	$10.13
Forefeited	(3,700)	$26.58
Outstanding at September 30, 2008	983,012	$15.35	4.06	$17,811,483
Exercisable at September 30, 2008	830,562	$13.25	4.07	$16,806,341

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at September 30, 2008 of $33.47 and the exercise price.

The following table summarizes stock option activity for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,896	$577	$4,203	$2,865
Cash received from stock option exercises	$797	$457	$2,058	$1,847
Income tax benefit from the exercise of stock options	$694	$225	$1,635	$1,121

7.	Short-Term Borrowings

As of September 30, 2008, the Company had a total of $50 million available under its borrowing facility, under which total outstanding borrowings were $2 million. The facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at September 30, 2008. The facility expires on April 30, 2009.

8.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net earnings	$4,341	$5,334	$13,524	$15,078
Foreign currency translation adjustments	285	21	(8)	(224)
Pension liability, net of tax	73	95	219	283
Total comprehensive income	$4,699	$5,450	$13,735	$15,137

The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets were as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Foreign currency translation adjustments	$338	$346
Pension liability, net of tax	(4,466)	(4,685)
Total accumulated other comprehensive loss	$(4,128)	$(4,339)

9.	New Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which provides a single definition of fair value and a common framework for measuring fair value, as well as new disclosure requirements for fair value measurements used in financial statements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The SFAS 157 requirements for certain non-financial assets and liabilities have been deferred until January 1, 2009 for the Company in accordance with Financial Accounting Standards Board (FASB) Staff Position 157-2. The adoption of SFAS 157 has not had a material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush” and “Stacy Adams.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the wholesale division, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in North America, with some distribution in Europe. The Company also has a retail division, which as of September 30, 2008, consisted of 38 Company-owned retail stores in the United States, two in Europe and an Internet business. Sales in retail outlets are made directly to consumers by Company employees. The Company also has licensing agreements with third parties who sell its branded shoes overseas, as well as licensing agreements with apparel and accessory manufacturers in the United States. As such, the Company’s results are primarily affected by the economic conditions and the retail environment in the United States.

Consolidated net sales for the third quarter of 2008 were $57.2 million, down 2% compared with last year’s third quarter. Consolidated net earnings for the quarter ended September 30, 2008 were $4.3 million as compared with $5.3 million last year. Diluted earnings per share this quarter were $.37 as compared with $.45 in the third quarter of 2007. Sales in the wholesale division were down 2%, and sales in the retail division were flat. The Company’s consolidated operating earnings for the current quarter were $6.3 million, down $1.6 million from $7.9 million last year. In the wholesale division, operating earnings were down $1.2 million, and in the retail division, operating earnings were down $0.4 million. Approximately half of the decrease in the wholesale division was due to lower gross margins. Wholesale gross margins were 31.2% of net sales for the third quarter of 2008, down 140 basis points compared to 2007. The rest of the decrease was due to the lower wholesale sales volume and increased selling and administrative expenses. The higher selling and administrative expenses were primarily due to higher bad debt expense associated with two customer receivable accounts written off this quarter following their bankruptcy filings. The operating earnings decrease in the retail division was primarily due to increased selling and administrative expenses, principally rent and occupancy costs, along with increased depreciation and employee related costs.

Consolidated net sales through September 30, 2008 were $171 million, up 0.6% compared with last year. Consolidated net earnings year-to date were $13.5 million compared with $15.1 million last year. Diluted earnings for the nine months ended September 30, 2008 and 2007 were $1.15 per share and $1.25 per share, respectively. In the wholesale division, sales were up 1%, and retail sales were down 2%. Consolidated operating earnings through September 30, 2008 were $19.8 million, down $2.7 million as compared with $22.5 million in 2007. Operating earnings in the wholesale and retail divisions were down $1 million and $1.7 million, respectively. The wholesale decrease was due to a decrease in gross margins of 70 basis points and slightly higher selling and administrative expenses primarily resulting from the write off of the two customer receivable accounts mentioned above. The decrease in retail operating earnings was due mainly to increased selling and administrative expenses reflecting higher rent and occupancy costs, additional employee costs and depreciation. A detailed analysis of operating results follows.

RESULTS OF OPERATIONS

Wholesale Sales

Sales in the Company’s wholesale division for the three- and nine-month periods ended September 30, 2008 and 2007 were as follows:

Wholesale Division Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)			(Dollars in thousands)
North American Sales
Stacy Adams	$12,911	$15,716	-17.8%	$44,341	$44,031	0.7%
Nunn Bush	18,508	16,013	15.6%	52,414	49,588	5.7%
Florsheim	16,349	17,397	-6.0%	45,509	47,945	-5.1%
Foreign Sales	1,550	1,378	12.5%	4,887	4,328	12.9%
Total Wholesale	$49,318	$50,504	-2.3%	$147,151	$145,892	0.9%
Licensing	991	807	22.8%	3,010	2,729	10.3%
Total Wholesale Division	$50,309	$51,311	-2.0%	$150,161	$148,621	1.0%

Third quarter sales of Stacy Adams fell 18% this year compared with last year. The decline was due both to the timing of shipments between the second and third quarter and the continued decline in the business of independent shoe and clothing retailers. In the second quarter, Stacy Adams benefited from shipments of some new contemporary footwear programs. This pipeline fill resulted in a volume shift away from the third quarter with several key retailers. While the current quarter was challenging, overall Stacy Adams’s sales year-to-date remain flat compared to last year.

The Nunn Bush growth this quarter reflected the successful introduction of the brand’s new Dynamic Comfort line of slip resistant footwear. The quarter and year-to-date increases at Nunn Bush also reflect the strong performance of the Nunn Bush Comfort Gel product and the brand’s solid performance at retail.

Sales of Florsheim for the quarter were down 6% compared with last year, reflecting the general slowdown in the market. The Florsheim brand is positioned at the higher end of the mid tier department store pricing matrix and as such has been more affected by the slower economic environment, resulting in lower sales. Year-to-date Florsheim sales were also impacted by the timing of new programs. In the first quarter of 2007, Florsheim rolled out a number of new shoe programs introducing contemporary and casual styles. In 2008, there were no new product introductions of a similar scale.

Licensing revenues for the quarter and nine months ended September 30, 2008 were up compared with last year. Licensee sales of Stacy Adams branded products were down for the quarter and nine months, as the independent clothing retailers continue to face a challenging retail environment. However, Stacy Adams royalties increased this year because the Company terminated its agreement with its licensing agent, to whom the Company previously paid a percentage of the royalties. The services performed by the licensing agent are now handled in house, and the related costs are included in selling and administrative expenses and offset a portion of the royalty gain. Licensing revenues from the sales of Florsheim footwear overseas and branded products in the US were up for the quarter and year-to-date.

Retail Sales

Net sales in the Company’s retail division were flat at $6.9 million in both the third quarter of 2008 and 2007. Year-to-date retail net sales were down 2% compared with the same period last year. Same store sales in the US for the quarter were down 2% in comparison to 2007, while overall same store sales, including Europe, were flat. For the nine months ended September 30, 2008, overall same store sales in the US were down 6%, while overall same store sales, including Europe, were down 4% as compared with 2007. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. As of September 30, 2008, the Company had 38 retail stores in the US, two in Europe and an Internet business. The Company’s management believes the decrease in same store sales this year was due to the current challenges facing the overall retail environment.

Gross Earnings

Overall, the Company’s gross earnings were 36.6% of net sales in the three months ended September 30, 2008 compared with 37.5% of net sales in 2007. Wholesale and retail gross margins decreased 140 and 70 basis points, respectively, this quarter as compared to last year’s third quarter. Wholesale gross earnings were 31.2% of net sales in the third quarter of 2008 compared with 32.6% in 2007. In the retail division, gross earnings were 65.7% of net sales compared with 66.4% in the third quarter of 2007.

Consolidated gross earnings for the nine months ended September 30, 2008 were 36.7% of net sales compared with 37.3% of net sales in 2007. Wholesale gross earnings year-to-date were 31.1% of net sales this year compared with 31.8% last year. The decrease in wholesale gross earnings for both the quarter and nine months ended September 30, 2008 was a reflection of cost increases from the Company’s overseas vendors due to higher material and labor costs, the weak US dollar and higher freight and transportation costs, which have been partially offset by wholesale price increases. Retail gross earnings in the nine months ended September 30, 2008 were 66.2% of net sales compared with 66.5% last year.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three months ended September 30, 2008 and 2007 were approximately $1,893,000 and $1,866,000 respectively. The Company’s distribution costs to date in 2008 and 2007 were approximately $5,800,000 and $5,444,000, respectively. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the current quarter, selling and administrative expenses were 25.5% of net sales versus 23.9% of net sales in 2007. Wholesale selling and administrative expenses were 20.9% of net wholesale sales in 2008 compared with 19.7% in 2007. Retail selling and administrative expenses were 62.2% of net sales in 2008 and 57.6% of net sales in 2007. The increase in retail selling and administrative expenses was principally due to additional rent and occupancy costs, resulting from additional stores being operated in the third quarter of 2008 and from higher costs at existing stores. The remaining increase at retail was due to additional employee costs and depreciation.

For the nine months ended September 30, 2008, selling and administrative expenses were 25.1% of net sales versus 24.1% of net sales in 2007. Wholesale selling and administrative expenses to date were 20.4% of net sales versus 20.0% in 2007. The quarter and year-to-date increase in wholesale selling and administrative expenses was primarily the result of $380,000 of receivables written off this quarter following the bankruptcy filings of two of the Company’s customers. Retail selling and administrative expenses to date this year were 61.7% of net sales compared with 54.4% of net sales last year. The year-to-date increase in retail selling and administrative expenses as a percent of sales reflects higher rent and occupancy costs and the impact of lower sales volume in the current year on fixed selling and administrative expenses.

Interest and Taxes

Interest expense during the quarter ended September 30 was $15,000 in 2008 and $80,000 in 2007. For the nine-month periods ended September 30, 2008 and 2007, interest expense was $45,000 and $288,000, respectively. The quarter and year-to-date decreases this year were due to lower average short-term borrowings this year compared with last year. The Company’s effective tax rate in the third quarter of 2008 was 36.2% compared with 36.6% in the third quarter of 2007. The effective tax rate for the nine months ended September 30, 2008 was 36.4% compared with 36.8% in the prior year.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities. During the first nine months of 2008, the Company generated $9.2 million in cash from operating activities compared with $14.3 million in the same period one year ago. This decrease was primarily due to lower net earnings and changes in operating assets and liabilities. To date in 2008, the Company borrowed $1.5 million under the Company’s short-term borrowing facility and used $2 million of cash for capital expenditures. Capital expenditures are expected to be approximately $2-$3 million for the full year of 2008.

The Company paid cash dividends of $4.1 million and $3.4 million in the nine months ended September 30, 2008 and 2007, respectively. On April 29, 2008, the Company’s Board of Directors increased the quarterly dividend rate from $.11 to $.14 per share. This represents an increase of 27% in the quarterly dividend rate. The impact of this will be to increase cash dividends paid annually by approximately $1.4 million.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. To date in 2008, the Company has repurchased 296,182 shares at a total cost of $8.4 million. The Company currently has 620,725 shares available under its previously announced buyback program.

As of September 30, 2008, the Company had a total of $50 million available under its borrowing facility, under which total outstanding borrowings were $2 million. The facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at September 30, 2008. The facility expires on April 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase since the program began. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended September 30, 2008.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
7/1/08 - 7/31/08	50,630	$26.49	50,630	646,759
8/1/08 - 8/31/08	6,050	$30.23	6,050	640,709
9/1/08 - 9/30/08	19,984	$32.39	19,984	620,725
Total	76,664	$28.32	76,664	620,725

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

November 7, 2008	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief
Executive Officer

32.2	Section 906 Certification of Chief
Financial Officer