Form 10-K
period 2008-12-31
WEYCO GROUP INC
filed 2009-03-12
CIK 106532

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for fiscal year ended December 31, 2008, or

☐Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from ________________ to ________________

Commission file number        0-9068

Weyco Group, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0702200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

                                   333 W. Estabrook Boulevard, P. O. Box 1188, Milwaukee, WI 53201

(Address of principal executive offices)                                                                 (Zip Code)

Registrant’s telephone number, include area code	(414) 908-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock - $1.00 par value per share	The NASDAQ Stock Market LLC

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
Yes ☐     No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2008 was $191,406,000.  This was based on the closing price of $26.53 per share as reported by NASDAQ on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 2, 2009, there were outstanding 11,338,310 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by reference in Part II and Part IV of this report.

Portions of the Corporation’s Proxy Statement for its Annual Meeting of Shareholders scheduled for May 5, 2009, are incorporated by reference in Part III of this report.

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

The Company purchases finished shoes from outside suppliers, primarily located in China and India.  Almost all of these foreign-sourced purchases are denominated in U.S. dollars.  Historically, there have been few inflationary pressures in the shoe industry and leather and other component prices have been stable.  However, since the latter part of 2006, there have been upward cost pressures from the Company’s suppliers.  These cost increases were caused by a variety of factors, including higher labor, materials and freight costs and changes in the strength of the U.S. dollar.  In certain circumstances, the Company is able to increase prices to offset the effect of these increases in costs.

  The Company’s business is separated into two segments - wholesale distribution and retail sales of men’s footwear. Wholesale distribution sales, which include both wholesale sales and licensing revenues, constituted approximately 87% of total sales in 2008, 2007 and 2006.  At wholesale, shoes are marketed nationwide through more than 10,000 shoe, clothing and department stores.  Sales are to unaffiliated customers, primarily in North America, with some distribution in Europe. In 2008, 2007 and 2006, sales to the Company’s largest customer, JCPenney, were 14%, 12% and 10%, respectively, of total sales.  Net sales to foreign customers were $17.5 million,$18.1 million, and $12.8 million in 2008, 2007 and 2006, respectively.  The Company employs traveling salespeople who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin.  Although there is no clearly identifiable seasonality in the men’s footwear business, new styles are historically developed and shown twice each year, in spring and fall.  In accordance with industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.  The Company has licensing agreements with third parties who sell its branded shoes outside of the United States and Canada, as well as licensing agreements with apparel and accessory manufacturers in the United States.  Licensing revenues were approximately 2% of total net sales in 2008, 2007 and 2006.

Retail sales constituted approximately 13% of total sales in 2008, 2007 and 2006.  The retail division consists of 36 company-operated stores in the United States, two retail stores in major cities in Europe and an Internet business. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

  As of December 31, 2008, the Company had a backlog of $22 million of confirmed orders compared with $30 million as of December 31, 2007.  This does not include unconfirmed blanket orders from customers, which accounts for the majority of the Company’s orders, particularly from its larger accounts.  All orders are expected to be filled within one year.

  As of December 31, 2008, the Company employed 418 persons, of which 14 were members of collective bargaining units.  Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports upon written or telephone request.  Investors can also access these reports through the Company’s website, www.weycogroup.com, as soon as reasonably practical after we file or furnish those reports to the SEC.   The information on the Company’s website is not a part of this filing.  Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Ethics.

  Item 1A.             Risk Factors

There are many factors that affect the Company’s business, many of which are beyond the Company’s control.  The following is a description of some of the significant factors that might materially and adversely affect the Company’s business, results of operations and financial condition.

Changes in the U.S. economy may adversely affect the Company.
Spending patterns in the footwear market, particularly those in the moderate- priced market in which a good portion of the Company’s products compete, have historically been impacted by consumers’ disposable income.  As a result, the success of the Company is impacted by changes in the general economic conditions, especially in the United States.  Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, employment, consumer confidence, interest rates and taxation.  Additionally, the economy and consumer behavior can impact the financial strength and buying patterns of retailers, which can also affect the Company’s results.  In the second half of 2008, as a result of the worldwide recession, the weakness of some companies in the retail industry affected their level of purchases from us and the collectability of amounts owed to us, and in some cases caused us to reduce or cease shipments to certain retailers who no longer met our credit requirements.  The continued economic slowdown, or a worsening of economic conditions, could adversely affect the Company’s sales volume and overall performance.

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
The Company purchases its products entirely from independent foreign manufacturers, primarily in China and India.  Although the Company has good working relationships with its manufacturers, the Company does not have long-term contracts with them.  Thus, the Company could experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact the Company’s business, results of operations and financial condition.  The Company has the ability to move product to different suppliers; however, the transition may not occur smoothly and/or quickly and the Company could miss customer delivery date requirements and, consequently, could lose orders.  Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, disruptions at U.S. or foreign ports or other transportation facilities, foreign currency fluctuations, expropriation and nationalization.

The Company’s use of foreign sources of production results in long production and delivery lead times.  Therefore, the Company needs to forecast demand at least five months in advance.  If the Company’s forecasts are wrong, it could result in the loss of sales if there is not enough product, or in reduced margins if there is excess inventory that needs to be sold at discounted prices.

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

  Item 1B.             Unresolved Staff Comments

  None

  Item 2.                Properties

  The following facilities were operated by the Company and its subsidiaries as of December 31, 2008:

Location	Character	Owned/Leased	Square Footage	% Utilized

Glendale, Wisconsin	One story office and distribution center	Owned	780,000	90%

Montreal, Canada	Multistory office and distribution center	Leased (1)	42,400	100%

Florence, Italy	One story office, warehouse and distribution facility	Leased (1)	15,000	100%

              (1) Not material leases.

In addition to the above-described office, distribution and warehouse facilities, the Company operates 36 retail stores throughout the United States and two in Europe under various rental agreements.  All of these facilities are suitable and adequate for the Company’s current operations.  See Note 11 to Consolidated Financial Statements and Item 1. Business, above.

  Item 3.                Legal Proceedings

  Not Applicable

  Item 4.                Submission of Matters to a Vote of Security Holders

Not Applicable

Executive Officers of the Registrant

Officer	Age	Office(s)	Served Since	Business Experience

Thomas W. Florsheim, Jr.	50	Chairman and Chief Executive Officer	1996
Chairman and Chief Executive Officer of the Company — 2002 to present; President and Chief Executive Officer of the Company  — 1999 to 2002; President and Chief Operating Officer of the Company — 1996 to 1999; Vice President of the Company – 1988 to 1996

John W. Florsheim	45	President, Chief Operating Officer and Assistant Secretary	1996
President, Chief Operating Officer and Assistant Secretary of the  Company – 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company – 1999 to 2002; Executive Vice President of the Company —1996 to 1999;  Vice President of the Company —

				1994 to 1996

Peter S. Grossman	65	Senior Vice President President, Nunn Bush Brand and Retail Division	1971	Senior Vice President of the Company – 2002 to present; Vice President of the Company — 1971 to 2002

John F. Wittkowske	49	Senior Vice President, Chief Financial Officer and Secretary	1993
Senior Vice President, Chief Financial Officer and Secretary of the Company – 2002 to present; Vice President, Chief Financial  Officer and Secretary of the Company  — 1995 to 2002;  Secretary/Treasurer of the Company — 1993 to 1995

Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and
Chairman Emeritus Thomas W. Florsheim is their father.

PART II

  Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

Certain information required by this Item is set forth on pages 1, 31 and 41 of the 2008 Annual Report to Shareholders, and is incorporated herein by reference.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2008 with the cumulative return on the NASDAQ Non-Financial Stock Index and the Russell 3000-Shoes Index.  The comparison assumes $100 was invested on December 31, 2003 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
Weyco Group, Inc.	100	131	116	152	170	208
NASDAQ Non-Financial Stock Index	100	108	110	121	137	63
Russell 3000 – Shoes Index	100	131	134	158	179	127

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices.  In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. Therefore, 4,500,000 shares have been authorized for repurchase through December 31, 2008.  The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s Common Stock by the Company in the three-month period ended December 31, 2008.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program

10/01/08 - 10/31/08	50,079	$26.72	50,079	570,646

11/01/08 - 11/30/08	67,064	$26.59	67,064	503,582

12/01/08 - 12/31/08	-	-	-	503,582

Total	117,143	$26.65	117,143

In February 2009, the Company’s Board of Directors extended the stock repurchase plan to cover the repurchase of an additional 1,000,000 shares, bringing the total authorized since the inception of the plan to 5,500,000, and the total remaining available for purchase to approximately 1,500,000.

  Item 6.               Selected Financial Data

Information required by this Item is set forth on page 1 of the 2008 Annual
     Report to Shareholders, and is incorporated herein by reference.

  Item 7.               Management’s Discussion and Analysis of
    Financial Condition and Results of Operations

Information required by this Item is set forth on pages 13 through 18 of the
2008 Annual Report to Shareholders, and is incorporated herein by reference.

  Item 7A.            Quantitative and Qualitative Disclosures
     about Market Risk

  Information required by this Item is set forth on page 18 of the 2008 Annual
     Report to Shareholders and is incorporated herein by reference.

  Item 8.               Financial Statements and Supplementary Data

Information required by this Item is set forth on pages 19 through 37 of the 2008 Annual Report to Shareholders, and is incorporated herein by reference.

  Item 9.               Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosures

  None

Item 9A.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures - The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting – The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 40 of the 2008 Annual Report to Shareholders and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm - Deloitte and Touche LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  That attestation report is set forth on page 39 of the 2008 Annual Report to Shareholders, and is incorporated herein by reference.

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

  Item 9B.             Other Information

  None

PART III

  Item 10.             Directors, Executive Officers and Corporate Governance

Information required by this Item is set forth on page 7 of this Form 10-K and within the Company’s proxy statement for the Annual Meeting of Shareholders to be held on May 5, 2009 (the “2009 Proxy Statement”), and is incorporated herein by reference.

  Item 11.             Executive Compensation

Information required by this Item is set forth in the Company’s 2009 Proxy Statement, and is incorporated herein by reference.

  Item 12.             Security Ownership of Certain Beneficial Owners and
    Management and Related Shareholder Matters

Information required by this Item is set forth in the Company’s 2009 Proxy Statement, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	Of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category
Equity compensation plans approved by shareholders	1,100,012	$17.14	430,360
Equity compensation plans not approved by shareholders	-	-	-
Total	1,100,012	$17.14	430,360

  Item 13.             Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is set forth in the Company’s 2009 Proxy Statement, and is incorporated herein by reference.

  Item 14.             Principal Accountant Fees and Services

Information required by this Item is set forth in the Company’s 2009 Proxy Statement, and is incorporated herein by reference.

PART IV

  Item 15.             Exhibits and Financial Statement Schedules

(a)                 The following documents are filed as a part of this report:

1.    Financial Statements -

Consolidated Statements of Earnings for the years ended
    December 31, 2008, 2007 and 2006

Consolidated Balance Sheets -
    December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Investment
    for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended
    December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the years ended
    December 31, 2008, 2007 and 2006

Reports of Independent Registered Public Accounting Firm

2.    Financial Statement Schedules for the years ended
December 31, 2008, 2007 and 2006 -

Schedule II  -  Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

All other schedules have been omitted because of the absence of the conditions under which they are required.

(b)
Exhibits and Exhibit Index.  See the Exhibit Index included as the last part of this report, which is incorporated herein by reference.  Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

SCHEDULE II

WEYCO GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total

BALANCE, DECEMBER 31, 2005	$1,472,000	$2,351,000	$3,823,000

Add – Additions charged to earnings	6,692	4,209,010	4,215,702

Deduct - Charges for purposes for which reserves were established	(85,692)	(4,239,010)	(4,324,702)

BALANCE, DECEMBER 31, 2006	$1,393,000	$2,321,000	$3,714,000

Add – (Reductions)/Additions charged to earnings	(16,260)	3,794,390	3,778,130

Deduct - Charges for purposes for which reserves were established	(194,740)	(4,121,390)	(4,316,130)

BALANCE, DECEMBER 31, 2007	$1,182,000	$1,994,000	$3,176,000

Add – Additions charged to earnings	663,016	3,648,835	4,311,851

Deduct - Charges for purposes for which reserves were established	(545,016)	(3,764,835)	(4,309,851)

BALANCE, DECEMBER 31, 2008	$1,300,000	$1,878,000	$3,178,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the consolidated financial statements of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 9, 2009 (which report on the Company’s consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” on December 31, 2006); such reports are incorporated by reference elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  The consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche, LLP

Milwaukee, Wisconsin
March 9, 2009

EXHIBIT INDEX

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007

10.1
Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner
X

10.2
Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner
X

10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd.		X

10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd.		X

10.5*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.6*	Employment Agreement - Thomas W. Florsheim, Jr., dated January 1, 2008	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2007

10.7*	Employment Agreement - John W. Florsheim, dated January 1, 2008	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2007

EXHIBIT INDEX (cont.)

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.8*	Excess Benefits Plan - Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005

10.9*	Pension Plan - Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.10*	Deferred Compensation Plan – Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005

10.11	Loan agreement between Weyco Group, Inc. and M&I Marshall & Ilsley Bank dated April 28, 2006	Exhibit 10.9 to Form 10-Q for the Quarter Ended June 30, 2008

10.12	Amendment to loan agreement dated April 26, 2006 which extends the revolving loan maturity date to April 30, 2009	Exhibit 10.9a to Form 10-Q for the Quarter Ended June 30, 2008

10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997

10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008		X

10.15*	Change of Control Agreement Peter S. Grossman, dated January 26, 1998 and restated December 22, 2008		X

10.16*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003	Exhibit 10.19 to Form 10-K for Year Ended December 31, 2004

10.17*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003	Exhibit 10.20 to Form 10-K for Year Ended December 31, 2004

EXHIBIT INDEX (cont.)

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith

10.18*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003	Exhibit 10.22 to Form 10-K for Year Ended December 31, 2004

10.19*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005

13	Annual Report to Shareholders		X

21	Subsidiaries of the Registrant		X

23.1	Independent Registered Public Accounting Firm’s Consent Dated March 9, 2009		X

31.1	Certification of Principal Executive Officer		X

31.2	Certification of Principal Financial Officer		X

32.1	Section 906 Certification of Chief Executive Officer		X

32.2	Section 906 Certification of Chief Financial Officer		X

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
 (Registrant)

By	/s/ John F. Wittkowske	March 12, 2009
John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary
______________
Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Florsheim, Jr., John W. Florsheim, and John F. Wittkowske, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.
______      _______
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures and Titles	Date

/s/ Thomas W. Florsheim	March 12, 2009
Thomas W. Florsheim, Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.	March 12, 2009
Thomas W. Florsheim, Jr., Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

/s/ John W. Florsheim	March 12, 2009
John W. Florsheim, President and Chief
Operating Officer, Assistant Secretary and Director

/s/ John F. Wittkowske	March 12, 2009
John F. Wittkowske, Senior Vice President, Chief
Financial Officer and Secretary
(Principal Financial Officer)

/s/ Tina Chang	March 12, 2009
Tina Chang, Director

/s/ Robert Feitler	March 12, 2009
Robert Feitler, Director

/s/ Cory L. Nettles	March 12, 2009
Cory L. Nettles, Director

/s/ Frederick P. Stratton, Jr.	March 12, 2009
Frederick P. Stratton, Jr., Director