Form 10-Q
period 2009-03-31
WEYCO GROUP INC
filed 2009-05-08
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2009

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
Yes  ☒          No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer ☒   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

As of April 27, 2009, there were 11,298,268 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS :
Cash and cash equivalents	$11,788	$11,486
Marketable securities, at amortized cost	4,812	6,623
Accounts receivable, net	42,053	29,873
Accrued income tax receivable	850	2,226
Inventories	42,200	47,012
Deferred income tax benefits	131	579
Prepaid expenses and other current assets	3,290	3,678
Total current assets	105,124	101,477

Marketable securities, at amortized cost	39,161	39,447
Deferred income tax benefits	1,233	736
Other assets	10,647	10,069
Property, plant and equipment, net	28,882	28,043
Trademark	10,868	10,868
Total assets	$195,915	$190,640

LIABILITIES AND SHAREHOLDERS' INVESTMENT:
Short-term borrowings	$4,675	$1,250
Accounts payable	5,307	7,494
Dividend payable	1,587	1,589
Accrued liabilities	7,269	6,490
Total current liabilities	18,838	16,823

Long-term pension liability	15,506	15,160

Common stock	11,298	11,353
Capital in excess of par value	15,437	15,203
Reinvested earnings	142,319	142,617
Accumulated other comprehensive loss	(10,495)	(10,516)
Total Weyco Group, Inc. shareholders' investment	158,559	158,657
Noncontrolling interest	3,012	-
Total shareholders' investment	161,571	158,657
Total liabilities and shareholders' investment	$195,915	$190,640

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Net sales	$58,908	$61,278
Cost of sales	39,217	39,012
Gross earnings	19,691	22,266

Selling and administrative expenses	16,357	14,671
Earnings from operations	3,334	7,595

Interest income	452	509
Interest expense	(23)	(10)
Other income and expense, net	(94)	7

Earnings before provision for income taxes	3,669	8,101

Provision for income taxes	1,310	2,975

Net earnings	2,359	5,126

Net earnings/(loss) attributable to noncontrolling interest	(145)	-

Net earnings attributable to Weyco Group, Inc.	2,504	5,126

Weighted average shares outstanding
Basic	11,279	11,461
Diluted	11,483	11,860

Earnings per share
Basic	$0.22	$0.45
Diluted	$0.22	$0.43

Cash dividends per share	$0.14	$0.11

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,359	$5,126
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	707	634
Amortization	27	27
Deferred income taxes	(174)	(215)
Stock-based compensation	219	145
Pension expense	712	338
Increase in cash surrender value of life insurance	(135)	(134)
Change in operating assets and liabilities -
Accounts receivable	(7,484)	(5,492)
Inventories	11,866	3,834
Prepaids and other current assets	1,040	400
Accounts payable	(3,689)	(2,087)
Accrued liabilities and other	(784)	(1,698)
Accrued income taxes	1,376	1,236
Net cash provided by operating activities	6,040	2,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses	(9,320)	-
Purchase of marketable securities	(65)	(1,115)
Proceeds from maturities of marketable securities	2,135	2,067
Purchase of property, plant and equipment	(383)	(1,023)
Net cash used for investing activities	(7,633)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	1,314	-
Cash dividends paid	(1,589)	(1,270)
Shares purchased and retired	(1,271)	(4,285)
Proceeds from stock options exercised	12	1,212
Net borrowings under revolving credit agreement	3,425	2,450
Income tax benefits from share-based compensation	4	925
Net cash provided by (used for) financing activities	1,895	(968)

Net increase in cash and cash equivalents	302	1,075

CASH AND CASH EQUIVALENTS at beginning of period	$11,486	$7,859

CASH AND CASH EQUIVALENTS at end of period	$11,788	$8,934

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$124	$1,003
Interest paid	$19	$5

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three month period are not necessarily indicative of the results for the full year.

2.	Acquisition

On January 23, 2009, the Company entered into a series of transactions to acquire a majority interest in the licensees of its Florsheim, Stacy Adams and Nunn Bush branded shoes in the Australian, Asia Pacific and South African markets.  As part of the transactions, the Company entered into an agreement to purchase a 60% equity interest in a newly formed entity, Florsheim Australia Pty Ltd (“Florsheim Australia”) for approximately $3.5 million.  A related subscription agreement provides that the Company’s equity interest in Florsheim Australia will decrease to 51% as an intercompany loan, totaling $6.4 million, is paid in accordance with its terms.

Florsheim Australia subsequently acquired the operating assets and certain liabilities related to the Florsheim business from Figgins Holdings Pty Ltd, the former Australian licensee, and acquired the stock of Florsheim South Africa Pty Ltd and Florsheim Asia Pacific Ltd, the Company’s other licensees, for a total purchase price of approximately $9.3 million.  Total net sales for the combined businesses acquired were approximately $25 million for their most recent fiscal year, with the vast majority of sales under the Florsheim brand name. The acquisition included both wholesale and retail businesses, with 24 Florsheim retail stores in Australia, one Florsheim retail store in New Zealand and one retail store in Macau. The acquisition has been accounted for in these financial statements as a business combination under Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” and the noncontrolling interest has been accounted for and reported in accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” Accordingly, the purchase price has been allocated on a preliminary basis to the identifiable assets and liabilities acquired by Florsheim Australia, principally inventory, accounts receivable, leasehold improvements, accounts payable and accrued employee benefits. The consolidated financial statements of Florsheim Australia for the period of January 23 through March 31, 2009 have been consolidated into the Company’s first quarter results.  Additional disclosures required by SFAS 141(R) are not provided as the Company has deemed this acquisition not material.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net Earnings	$2,504	$5,126

Denominator:
Basic weighted average shares outstanding	11,279	11,461
Effect of dilutive securities:
Employee stock-based awards	204	399
Diluted weighted average shares outstanding	11,483	11,860

Basic earnings per share	$0.22	$0.45

Diluted earnings per share	$0.22	$0.43

Diluted weighted average shares outstanding for the three months ended March 31, 2009 excluded outstanding options to purchase 247,900 shares of common stock at a weighted average price of $29.16, as they were antidilutive.   Diluted weighted average shares outstanding for the three months ended March 31, 2008 excluded outstanding options to purchase 6,640 shares of common stock at a weighted average price of $30.12, as they were antidilutive.

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.”  Although non-vested restricted stock granted by the Company to employees contain non-forfeitable dividend rights and are considered participating securities under FSP EITF 03-6-1, they are not material.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of March 31, 2009 as reported in the Consolidated Condensed Balance Sheets was $44.0 million.  The estimated fair market value of those marketable securities as of March 31, 2009 was $44.7 million.  The unrealized gains and losses on marketable securities as of March 31, 2009, were $897,000 and $165,000, respectively.  The estimated market values provided are level 2 valuations as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  The Company has reviewed its portfolio of marketable securities as of March 31, 2009 and has determined that no other-than-temporary market value impairment exists.

5.	Segment Information

In conjunction with the acquisition of Florsheim Australia during the first quarter of 2009 (see Note 2), the Company refined its internal reporting structure and redefined its reportable segments.  All prior period amounts have been restated to conform to the current presentation.

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments.  The “other” category in the table below includes the Company’s operations in Australia, South Africa, Asia Pacific and Europe.  Summarized segment data for the three months ended March 31, 2009 and 2008 was:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2009
Product sales	$45,634	$5,239	$7,286	$58,159
Licensing revenues	749	-	-	749
Net sales	$46,383	$5,239	$7,286	$58,908
Earnings from operations	$3,294	$(273)	$313	$3,334

2008
Product sales	$50,598	$6,452	$3,178	$60,228
Licensing revenues	1,050	-	-	1,050
Net sales	$51,648	$6,452	$3,178	$61,278
Earnings from operations	$6,729	$203	$663	$7,595

6.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Benefits earned during the period	$238	$214
Interest cost on projected benefit obligation	536	513
Expected return on plan assets	(383)	(503)
Net amortization and deferral	321	114
Net pension expense	$712	$338

7.	Share-Based Compensation Plans

During the three months ended March 31, 2009, the Company recognized approximately $219,000 of compensation expense associated with stock option and restricted stock awards granted in 2006, 2007, and 2008.  During the three months ended March 31, 2008, the Company recognized approximately $145,000 of compensation expense associated with stock option and restricted stock awards granted in 2006 and 2007.

The following table summarizes the stock option activity under the Company’s plans for the three month period ended March 31, 2009:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2008	1,100,012	$17.14
Exercised	(1,000)	$12.04
Forefeited	-	$-
Outstanding at March 31, 2009	1,099,012	$17.14	3.69	$10,448,460
Exercisable at March 31, 2009	859,962	$13.87	3.81	$10,410,030

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at March 31, 2009 of $25.92 and the exercise price.

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$10	$2,376
Cash received from stock option exercises	$12	$1,212
Income tax benefit from the exercise of stock options	$4	$925

The following table summarizes the Company’s restricted stock award activity for the three months ended March 31, 2009:

	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2008	53,668	$26.20
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested March 31, 2009	53,668	$26.20	2.70	$1,391,075

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the March 31, 2009 market value of $25.92.

8.	Short-Term Borrowings

As of March 31, 2009, the Company had a total of $50 million available under its borrowing facility, under which total outstanding borrowings were $4.7 million.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at March 31, 2009.  The facility expired on April 30, 2009, and was renewed for another term that expires April 30, 2010.

9.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net earnings	$2,359	$5,126
Foreign currency translation adjustments	(175)	276
Pension liability, net of tax	196	73
Total comprehensive income	$2,380	$5,475

The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets were as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Foreign currency translation adjustments	$(494)	$(319)
Pension liability, net of tax	(10,001)	(10,197)
Total accumulated other comprehensive loss	$(10,495)	$(10,516)

10.	Shareholders’ Investment

A reconciliation of the Company’s Shareholders’ Investment for the three months ended March 31, 2009 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Income/(Loss)	Interest
	(Dollars in thousands)

Balance, December 31, 2008	$11,353	$15,203	$142,617	$(10,516)	$-

Issuance of subsidiary shares to noncontrolling interest					3,157
Net earnings / (loss)			2,504		(145)
Foreign currency translation adjustments				(175)
Pension liability adjustment, net of tax				196
Cash dividends declared			(1,587)
Stock options exercised	1	11
Stock-based compensation expense		219
Income tax benefit from stock options exercised		4
Shares purchased and retired	(56)		(1,215)

Balance, March 31, 2009	$11,298	$15,437	$142,319	$(10,495)	$3,012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially.  The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes.  The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush” and “Stacy Adams.”  Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the North American wholesale division (“wholesale division”), the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale division.  The Company’s North American retail division (“retail division”) consisted of 36 Company-owned retail stores in the United States and an Internet business as of March 31, 2009.  Sales in retail outlets are made directly to consumers by Company employees.  The Company also has foreign operations (“foreign”) which include the newly acquired wholesale and retail businesses in Australia, South Africa, and Asia Pacific (see below and Note 2 of the consolidated condensed financial statements (unaudited) above), and its wholesale and retail businesses in Europe.  In conjunction with the acquisitions, the Company refined its internal reporting structure and redefined its reportable segments.  All prior period amounts have been restated to conform to the current presentation.  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

On January 23, 2009, the Company acquired a 60% interest in a new subsidiary, Florsheim Australia Pty Ltd. (“Florsheim Australia”), which subsequently purchased the Florsheim wholesale and retail businesses in Australia, South Africa, and Asia Pacific.  The vast majority of this business is conducted under the Florsheim name, with a small amount of business under the Stacy Adams and Nunn Bush brand names.  The consolidated financial statements of Florsheim Australia for the period January 23, 2009 through March 31, 2009 have been consolidated into the Company’s first quarter financial statements.  The Company expects consolidated sales for Florsheim Australia to be between $20 and $25 million in 2009.  See Note 2 for more details of the purchase transaction.

Consolidated net sales for the first quarter of 2009 were $58.9 million, down 4% compared with last year’s first quarter.  Consolidated net earnings for the quarter ended March 31, 2009 were $2.5 million as compared with $5.1 million last year.  Diluted earnings per share this quarter were $.22 as compared with $.43 in the first quarter of 2008.  Net sales in the Company’s wholesale division were down 10% in the first quarter of 2009, and same store retail sales were down 9%, both reflecting the current challenging retail environment.  Net sales of the Company’s foreign operations increased due to the addition of Florsheim Australia this year, whose net sales were $4.4 million from the January 23, 2009 acquisition date through March 31, 2009.

The Company’s consolidated operating earnings for the current quarter were $3.3 million, down from $7.6 million last year.  In the wholesale and retail divisions, operating earnings decreased due to the lower sales volumes and lower gross margins as a percent of sales this quarter.   In the wholesale division, lower gross margins resulted from higher product costs compared to the first quarter last year, all of which could not be passed on to customers.  The Company’s foreign operations had operating earnings of $313,000 for the first quarter of 2009, as compared with $663,000 in 2008 due primarily to a net operating loss incurred by Florsheim Australia in 2009, mainly due to one-time acquisition costs.

RESULTS OF OPERATIONS

Wholesale Division Net Sales

Sales in the Company’s wholesale division for the three-month periods ended March 31, 2009 and 2008 were as follows:

Wholesale Division Net Sales

	Three Months Ended March 31,
	2009	2008	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$15,454	$18,299	-15.5%
Nunn Bush	18,071	17,488	3.3%
Florsheim	12,109	14,811	-18.2%
Total Wholesale	$45,634	$50,598	-9.8%
Licensing	749	1,050	-28.7%
Total Wholesale Division	$46,383	$51,648	-10.2%

The challenging economic climate in the first quarter of 2009 impacted the Company’s sales volumes, resulting in net sales decreases in the Stacy Adams and Florsheim brands. Net sales for Nunn Bush increased during this period due to its strong position as a moderately priced brand in mid-tier department stores, as consumers tended to move away from higher priced products and toward more moderate priced goods.  Florsheim experienced the opposite impact of this consumer behavior, as it competes at the higher end of the pricing matrix in mid-tier department and chain stores. The Company’s management believes that the decrease in the sales volume of Stacy Adams brand was due to reduced consumer spending on fashion-oriented products.

Licensing revenues for the first quarter of 2009 were down compared with last year.  The Company’s licensing revenues consist of royalties earned on the sales of Stacy Adams apparel and accessories in the United States, Florsheim specialty footwear and accessories in the United States, and Florsheim footwear in Mexico and certain overseas markets.  For the first quarter of 2009, Stacy Adams licensing revenues decreased 8%, as the independent footwear and apparel retailers who distribute much of this product have struggled in the current retail environment.  Florsheim licensing revenues decreased approximately $260,000, mainly due to the purchase of Florsheim Australia, from whom we previously earned licensing revenues.

Retail Division Net Sales

Net sales in the Company’s retail division were $5.2 million in the first quarter of 2009, as compared with $6.5 million last year.  The Company has three fewer stores this year compared with 2008.  Same store sales were down 9.2% in the first quarter of 2009, compared to the same period of 2008.  Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.  The Company’s management believes the decrease in same store sales this year was due to the current challenges facing the overall retail environment.

Foreign Net Sales

Net sales of the Company’s foreign operations were $7.3 million in the first quarter of 2009, compared with $3.2 million in 2008.  In 2009, the net sales of Florsheim Europe were $2.9 million, with the remaining $4.4 million representing sales of Florsheim Australia.

Gross Earnings and Cost of Sales

Overall, the Company’s gross earnings were 33.4% of net sales for the three months ended March 31, 2009 compared with 36.3% of net sales in 2008.  Wholesale gross earnings were 26.6% of net sales in the first quarter of 2009 compared with 30.4% in 2008.  In the retail division, gross earnings were 64.8% of net sales compared with 66.7% in the first quarter of 2008.  The decrease in wholesale gross earnings for the quarter ended March 31, 2009 was a reflection of cost increases from the Company’s overseas vendors that occurred in the second half of 2008, which have been partially offset by wholesale price increases. The Company has experienced a stabilization of costs since the end of 2008.  Retail gross margins decreased in the first quarter of 2009 as compared with 2008 as a result of increased promotions due to the challenging retail environment in 2009.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  Distribution costs were approximately $2.0 million for both the three months ended March 31, 2009 and 2008.  These costs were included in selling and administrative expenses.  Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the first quarter of 2009 as compared with the same period of 2008, selling and administrative costs increased $1.7 million.  Wholesale and retail division selling and administrative costs were down $100,000 and $400,000, respectively, while costs from the Company’s foreign operations increased $2.2 million. In the wholesale division, increased pension and stock option expense this quarter was more than offset by lower salesmen’s commissions and employee costs, resulting in the $100,000 decrease.  As a percent of sales, wholesale selling and administrative expenses were 21.1% in 2009 compared with 19.2% in 2008.  The decrease in selling and administrative expenses in the retail division was due to three fewer stores in the first quarter of 2009 as compared with 2008.  As a percent of sales, retail selling and administrative expenses were 70.0% in 2009 and 63.6% in 2008.  In both the wholesale and retail divisions, the increased selling and administrative expenses as a percent of sales mainly resulted from the impact of lower sales volume in the current quarter, as many of the Company’s selling and administrative costs are fixed in nature.  In the Company’s foreign operations, first quarter 2009 selling and administrative expenses were higher due to the addition of Florsheim Australia in 2009, which included approximately $370,000 of one-time acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities.  During the first three months of 2009, the Company generated $6.0 million in cash from operating activities compared with $2.1 million in the same period one year ago.  This increase was primarily due to a larger decrease in inventory balances in the first quarter of 2009 compared to the same period of 2008, partially offset by lower net earnings in 2009 compared to 2008.  The Company used approximately $9.3 million of cash for the Florsheim Australia acquisition.  Capital expenditures were $383,000 in the first quarter of 2009 as compared to $1.0 million for the same period of 2008.  Throughout 2008, the Company was remodeling its domestic retail stores.  Those projects were complete by the end of 2008.  The Company expects annual capital expenditures for 2009 to be between $1 million and $2 million.

The Company paid cash dividends of $1.6 million and $1.3 million during the three months ended March 31, 2009 and 2008, respectively.  On April 27, 2009, the Company’s Board of Directors increased the quarterly dividend rate from $.14 to $.15 per share.  This represents an increase of 7% in the quarterly dividend rate.  The impact of this will be to increase cash dividends paid annually by approximately $450,000.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  To date in 2009, the Company has repurchased 55,853 shares at a total cost of $1.3 million.  The Company currently has 1,447,729 shares available under its previously announced buyback program.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

As of March 31, 2009, the Company had a total of $50 million available under its borrowing facility, and borrowed $3.4 million under the facility in the first quarter of 2009.  Total outstanding borrowings were $4.7 million as of March 31, 2009.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at March 31, 2009.  The facility expired on April 30, 2009 and was renewed through April 30, 2010.

The Company will continue to evaluate the best uses for its free cash, including continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices.  In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares.  In February 2009, the Company’s Board of Directors extended the repurchase program to cover the repurchase of another 1,000,000 shares.  Therefore, through March 31, 2009, 5,500,000 shares have been authorized for repurchase since the program began.  The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three month period ended March 31, 2009.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
1/1/09 - 1/31/09	10,442	$26.97	10,442	493,140

2/1/09 - 2/28/09	5,369	$26.21	5,369	1,487,771

3/1/09 - 3/31/09	40,042	$21.18	40,042	1,447,729

Total	55,853	$22.75	55,853

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held May 5, 2009 to elect three members to the Company’s Board of Directors.

John W. Florsheim, Frederick P. Stratton, Jr., and Cory L. Nettles were nominated for election to the Board of Directors for terms of three years.   A total of 9,401,021 votes were cast for the nominees, with 9,345,655 votes cast “for” and 55,366 votes “withheld” for Mr. Florsheim, 9,344,219 votes cast “for” and 56,802 votes “withheld” for Mr. Stratton, and 9,352,527 votes cast “for” and 48,494 votes “withheld” for Mr. Nettles.  Thomas W. Florsheim, Sr. and Tina Chang continue as Directors of the Company for a term expiring in 2010.  Thomas W. Florsheim, Jr. and Robert Feitler will continue as Directors of the Company for a term expiring in 2011.

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

May 8, 2009	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED  March 31, 2009

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith

10.1
Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner
Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008

10.2
Shareholders Agreement relating to  Florsheim Australia Pty Ltd, dated  January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David  Mayne Venner
Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008

10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd.	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008

10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd.	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008

31.1	Certification of Principal Executive Officer		X

31.2	Certification of Principal Financial Officer		X

32.1	Section 906 Certification of Chief Executive Officer		X

32.2	Section 906 Certification of Chief Financial Officer		X