Form 10-Q
period 2009-06-30
WEYCO GROUP INC
filed 2009-08-06
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2009

                                                 Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to __________________________________

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

As of July 31, 2009, there were 11,302,961 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$21,137	$11,486
Marketable securities, at amortized cost	2,965	6,623
Accounts receivable, net	34,146	29,873
Accrued income tax receivable	819	2,226
Inventories	43,342	47,012
Deferred income tax benefits	250	579
Prepaid expenses and other current assets	3,116	3,678
Total current assets	105,775	101,477

Marketable securities, at amortized cost	39,219	39,447
Deferred income tax benefits	1,028	736
Other assets	10,871	10,069
Property, plant and equipment, net	28,593	28,043
Trademark	10,868	10,868
Total assets	$196,354	$190,640

LIABILITIES AND SHAREHOLDERS' INVESTMENT:
Short-term borrowings	$-	$1,250
Accounts payable	7,482	7,494
Dividend payable	1,688	1,589
Accrued liabilities	7,784	6,490
Total current liabilities	16,954	16,823

Long-term pension liability	15,852	15,160

Common stock	11,310	11,353
Capital in excess of par value	16,220	15,203
Reinvested earnings	141,692	142,617
Accumulated other comprehensive loss	(9,397)	(10,516)
Total Weyco Group, Inc. shareholders' investment	159,825	158,657
Noncontrolling interest	3,723	-
Total shareholders' investment	163,548	158,657
Total liabilities and shareholders' investment	$196,354	$190,640

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net sales	$50,053	$53,017	$108,961	$114,295
Cost of sales	31,142	33,284	70,359	72,296
Gross earnings	18,911	19,733	38,602	41,999

Selling and administrative expenses	16,709	13,848	33,066	28,519
Earnings from operations	2,202	5,885	5,536	13,480

Interest income	566	491	1,019	999
Interest expense	(2)	(20)	(25)	(30)
Other income and expense, net	893	1	799	8

Earnings before provision for income taxes	3,659	6,357	7,329	14,457

Provision for income taxes	1,165	2,300	2,475	5,275

Net earnings	2,494	4,057	4,854	9,182

Net earnings attributable to noncontrolling interest	309	-	164	-

Net earnings attributable to Weyco Group, Inc.	2,185	4,057	4,690	9,182

Weighted average shares outstanding
Basic	11,253	11,443	11,266	11,452
Diluted	11,542	11,786	11,513	11,823

Earnings per share
Basic	$0.19	$0.35	$0 .42	$0.80
Diluted	$0.19	$0.34	$0 .41	$0.78

Cash dividends per share	$0.15	$0.14	$0 .29	$0.25

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,854	$9,182
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,435	1,283
Amortization	47	54
Deferred income taxes	(212)	(138)
Stock-based compensation	429	293
Pension expense	1,424	676
Loss on disposal of fixed assets	14	131
Increase in cash surrender value of life insurance	(114)	(112)
Change in operating assets and liabilities -
Accounts receivable	423	4,699
Inventories	10,724	2,693
Prepaids and other current assets	1,136	357
Accounts payable	(1,514)	(4,181)
Accrued liabilities and other	730	(1,673)
Accrued income taxes	1,406	(1,166)
Net cash provided by operating activities	20,782	12,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses	(9,320)	-
Purchase of marketable securities	(405)	(1,799)
Proceeds from maturities of marketable securities	4,245	3,468
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(590)	(1,835)
Net cash used for investing activities	(6,225)	(321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	1,314	-
Cash dividends paid	(3,184)	(2,535)
Shares purchased and retired	(2,440)	(6,247)
Proceeds from stock options exercised	520	1,261
Net (repayments) borrowings under revolving credit agreement	(1,250)	1,450
Income tax benefits from share-based compensation	134	941
Net cash used for financing activities	(4,906)	(5,130)

Net increase in cash and cash equivalents	9,651	6,647

CASH AND CASH EQUIVALENTS at beginning of period	$11,486	$7,859

CASH AND CASH EQUIVALENTS at end of period	$21,137	$14,506

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,183	$5,603
Interest paid	$28	$30

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the full year.  The Company has evaluated all subsequent events through August 6, 2009 which is the date these financial statements were filed with the Securities Exchange Commission (SEC).

2.	Acquisition

On January 23, 2009, the Company entered into a series of transactions to acquire a majority interest in the licensees of its Florsheim, Stacy Adams and Nunn Bush branded shoes in the Australian, Asia Pacific and South African markets.  As part of the transactions, the Company entered into an agreement to purchase a 60% equity interest in a newly formed entity, Florsheim Australia Pty Ltd (“Florsheim Australia”) for approximately $3.5 million.  A related subscription agreement provides that the Company’s equity interest in Florsheim Australia will decrease to 51% as an intercompany loan, initially totaling $6.4 million, is paid in accordance with its terms.

Florsheim Australia subsequently acquired the operating assets and certain liabilities related to the Florsheim business from Figgins Holdings Pty Ltd, the former Australian licensee, and acquired the stock of Florsheim South Africa Pty Ltd and Florsheim Asia Pacific Ltd, the Company’s other licensees, for a total purchase price of approximately $9.3 million.  Total net sales for the combined businesses acquired were approximately $25 million for their most recent fiscal year, with the vast majority of sales under the Florsheim brand name. The acquisition included both wholesale and retail businesses, with 24 Florsheim retail stores in Australia, one Florsheim retail store in New Zealand and one retail store in Macau.  The acquisition has been accounted for in these financial statements as a business combination under Financial Accounting Standards (“FAS”) No. 141(R), Business Combinations, or Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and the noncontrolling interest has been accounted for and reported in accordance with FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 or ASC 810-10-65, Consolidation-Transition and Open Effective Date Information (“ASC 810-10-65”).  Accordingly, the purchase price has been allocated on a preliminary basis to the identifiable assets and liabilities acquired by Florsheim Australia, principally inventory, accounts receivable, leasehold improvements, accounts payable and accrued employee benefits.  The consolidated financial statements of Florsheim Australia for the period of January 23 through June 30, 2009 have been consolidated into the Company’s year to date results.  Acquisition costs of $370,000 were included in Florsheim Australia’s selling and administrative expenses in the first quarter of 2009.  Additional disclosures required by FAS 141(R) or ASC 805 are not provided as the Company has deemed this acquisition not material.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net Earnings	$2,185	$4,057	$4,690	$9,182

Denominator:
Basic weighted average shares outstanding	11,253	11,443	11,266	11,452
Effect of dilutive securities:
Employee stock-based awards	289	343	247	371
Diluted weighted average shares outstanding	11,542	11,786	11,513	11,823

Basic earnings per share	$0.19	$0.35	$0.42	$0.80

Diluted earnings per share	$0.19	$0.34	$0.41	$0.78

Diluted weighted average shares outstanding for the three and six months ended June 30, 2009 excluded outstanding options to purchase 247,900 shares of common stock at a weighted average price of $29.16, as they were antidilutive.   Diluted weighted average shares outstanding for the three and six months ended June 30, 2008 excluded outstanding options to purchase 6,640 shares of common stock at a weighted average price of $30.12, as they were antidilutive.

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”) or ASC 260-10, Earnings Per Share (“ASC 260-10”).  The standard in reference addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FAS No. 128, Earnings Per Share or ASC 260-10-45-59A and 60B, Earnings Per Share-Participating Securities and the Two-Class Method.  Prior to July 1, 2009, non-vested restricted stock granted by the Company to employees contained non-forfeitable dividend rights and were considered participating securities under FSP EITF 03-6-1 or ASC 260-10, however, they were not material.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities or ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of June 30, 2009 as reported in the Consolidated Condensed Balance Sheets was $42.2 million.  The estimated fair market value of those marketable securities as of June 30, 2009 was $43.0 million.  The unrealized gains and losses on marketable securities as of June 30, 2009, were $873,000 and $82,000, respectively.  The estimated market values provided are level 2 valuations as defined by FAS No. 157, Fair Value Measurements or ASC 820-10.  The Company has reviewed its portfolio of marketable securities as of June 30, 2009 and has determined that no other-than-temporary market value impairment exists.

5.	Segment Information

In conjunction with the acquisition of Florsheim Australia during the first quarter of 2009 (see Note 2), the Company refined its internal reporting structure and redefined its reportable segments.  All prior period amounts have been restated to conform to the current presentation.

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments.  The “other” category in the table below includes the Company’s operations in Australia, South Africa, Asia Pacific and Europe.  Summarized segment data for the three and six months ended June 30, 2009 and 2008 was:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2009
Product sales	$35,373	$5,431	$8,697	$49,501
Licensing revenues	552	-	-	552
Net sales	$35,925	$5,431	$8,697	$50,053
Earnings from operations	$1,935	$(138)	$405	$2,202

2008
Product sales	$43,898	$6,768	$1,382	$52,048
Licensing revenues	969	-	-	969
Net sales	$44,867	$6,768	$1,382	$53,017
Earnings from operations	$5,653	$184	$48	$5,885

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2009
Product sales	$81,006	$10,671	$15,983	$107,660
Licensing revenues	1,301	-	-	1,301
Net sales	$82,307	$10,671	$15,983	$108,961
Earnings from operations	$5,229	$(411)	$718	$5,536

2008
Product sales	$94,496	$13,220	$4,560	$112,276
Licensing revenues	2,019	-	-	2,019
Net sales	$96,515	$13,220	$4,560	$114,295
Earnings from operations	$12,382	$386	$712	$13,480

6.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Benefits earned during the period	$238	$214	$476	$428
Interest cost on projected benefit obligation	536	513	1,072	1,026
Expected return on plan assets	(383)	(503)	(766)	(1,006)
Net amortization and deferral	321	114	642	228
Net pension expense	$712	$338	$1,424	$676

On August 4, 2009, the Company made a $1 million contribution to its defined benefit pension plan.

7.	Share-Based Compensation Plans

During the three and six months ended June 30, 2009, the Company recognized approximately $210,000 and $429,000, respectively of compensation expense associated with stock option and restricted stock awards granted in 2006, 2007, and 2008.  During the three and six months ended June 30, 2008, the Company recognized approximately $148,000 and $293,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in 2006 and 2007.

The following table summarizes the stock option activity under the Company’s plans for the six-month period ended June 30, 2009:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2008	1,100,012	$17.14
Exercised	(65,924)	$7.89
Forfeited	-	$-
Outstanding at June 30, 2009	1,034,088	$17.73	3.60	$7,089,000
Exercisable at June 30, 2009	795,038	$14.36	3.52	$7,089,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at June 30, 2009 of $23.09 and the exercise price.

The following table summarizes stock option activity for the three and six months ended June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of stock options exercised	$920	$41	$930	$2,417
Cash received from stock option exercises	$508	$49	$520	$1,261
Income tax benefit from the exercise of stock options	$359	$16	$363	$941

The following table summarizes the Company’s restricted stock award activity for the six- month period ended June 30, 2009:

	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2008	53,668	$26.20
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested June 30, 2009	53,668	$26.20	2.45	$1,239,000

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the June 30, 2009 market value of $23.09.

8.	Short-Term Borrowings

As of June 30, 2009, the Company had a total of $50 million available under its borrowing facility, under which there were no outstanding borrowings.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at June 30, 2009.  The facility expired on April 30, 2009, and was renewed for another term that expires April 30, 2010.

9.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net earnings	$2,494	$4,057	$4,854	$9,182
Foreign currency translation adjustments	902	1	727	277
Pension liability, net of tax	196	73	392	146
Total comprehensive income	$3,592	$4,131	$5,973	$9,605

The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets were as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Foreign currency translation adjustments	$408	$(319)
Pension liability, net of tax	(9,805)	(10,197)
Total accumulated other comprehensive loss	$(9,397)	$(10,516)

10.	Shareholders’ Investment

A reconciliation of the Company’s Shareholders’ Investment for the six months ended June 30, 2009 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Income/(Loss)	Interest
	(Dollars in thousands)

Balance, December 31, 2008	$11,353	$15,203	$142,617	$(10,516)	$-

Issuance of subsidiary shares to noncontrolling interest					3,157
Net earnings			4,690		164
Foreign currency translation adjustments				727	402
Pension liability adjustment, net of tax				392
Cash dividends declared			(3,284)
Stock options exercised	66	454
Stock-based compensation expense		429
Income tax benefit from stock-based compensation		134
Shares purchased and retired	(109)		(2,331)

Balance, June 30, 2009	$11,310	$16,220	$141,692	$(9,397)	$3,723

11.	New Accounting Pronouncement

On May 28, 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”) or ASC 855-10, Subsequent Events (“ASC 855-10”), which requires entities to evaluate subsequent events through the date financial statements are issued.  Existing guidance on subsequent events was part of the AICPA Auditing Standards.  FAS 165 or ASC 855-10 is not intended to change existing practice.  It requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements.  FAS 165 or ASC 855-10 also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events.

In June 2009, the FASB issued FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“FAS 168”).  Under FAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of FAS 168 will not have a material impact on the Company’s consolidated financial statements.

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

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes.  The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush” and “Stacy Adams.”  Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the North American wholesale division (“wholesale division”), the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale division.  The Company’s North American retail division (“retail division”) consisted of 36 Company-owned retail stores in the United States and an Internet business as of June 30, 2009.  Sales in retail outlets are made directly to consumers by Company employees.  The Company also has foreign operations (“foreign”) which include the newly acquired wholesale and retail businesses in Australia, South Africa, and Asia Pacific (see below and Note 2 of the consolidated condensed financial statements (unaudited) above), and its wholesale and retail businesses in Europe.  In conjunction with the acquisitions, the Company refined its internal reporting structure and redefined its reportable segments.  All prior period amounts have been restated to conform to the current presentation.  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

On January 23, 2009, the Company acquired a 60% interest in a new subsidiary, Florsheim Australia Pty Ltd. (“Florsheim Australia”), which subsequently purchased the Florsheim wholesale and retail businesses in Australia, South Africa, and Asia Pacific.  The vast majority of this business is conducted under the Florsheim name, with a small amount of business under the Stacy Adams and Nunn Bush brand names.  The consolidated financial statements of Florsheim Australia for the period January 23, 2009 through June 30, 2009 have been included in the Company’s financial statements since the date of acquisition.  Acquisition costs of $370,000 were included in Florsheim Australia’s selling and administrative expenses in the first quarter of 2009.  The Company expects consolidated sales for Florsheim Australia to be between $20 and $25 million in 2009.  See Note 2 for more details of the purchase transaction.

Second Quarter Highlights

Consolidated net sales in the second quarter of 2009 were $50.1 million down $2.9 million or 6% compared with last year’s second quarter.  Net sales in the Company’s wholesale division were down 19%, and same store sales in the retail division were down 10%, both reflecting the current challenging retail environment.  Net sales of the Company’s foreign operations increased due to the addition of Florsheim Australia (see Note 2) this year, whose net sales were $7.7 million in the second quarter of 2009.

The Company’s consolidated operating earnings for the second quarter were $2.2 million, down from $5.9 million last year.  The decline reflects the decrease in operating earnings in the wholesale division which were down $3.7 million due to lower licensing revenues, lower sales volumes and to a lesser extent, lower gross margins.  The lower gross margins in the wholesale division resulted from higher product costs and pricing pressures from retailers compared to the second quarter of last year.  Operating earnings in the Company’s retail division were down $322,000 while foreign operating earnings were up $356,000 in the current quarter.

Consolidated net earnings for the three months ended June 30, 2009 were $2.2 million as compared with last year’s $4.1 million.  Diluted earnings per share this quarter were $.19, down from $.34 in the same period of 2008.

Year to Date Highlights

Consolidated net sales for the first half of 2009 were $109.0 million, down $5.3 million or 5% compared with last year.  In the wholesale division, net sales were down 14%, and same store sales in the retail division were down 10% compared with 2008, both due to the current challenging retail environment.  Foreign sales were up $11.4 million, due to the acquisition of Florsheim Australia (see Note 2) this year, which contributed $12.1 million of sales from the acquisition date through June 30, 2009.

The Company’s consolidated operating earnings for the first six months of 2009 were $5.5 million, down from $13.5 million last year.  In the wholesale and retail divisions, operating earnings were down $7.2 million and $0.8 million, respectively, due to the lower sales volumes and to a lesser extent, the lower gross margins as a percent of sales this year.  Operating earnings from the new Florsheim Australia business (see Note 2) was partially offset by $370,000 of one-time acquisition costs incurred by Florsheim Australia.

Consolidated net earnings for the six months ended June 30, 2009 were $4.7 million as compared with last year’s $9.2 million.  Diluted earnings per share to-date through June 30, 2009 were $.41, down from $.78 for the same period in 2008.

Financial Position Highlights

The Company’s cash and marketable securities totaled $63.3 million at June 30, 2009 compared with $57.6 million at December 31, 2008.  The Company had no outstanding debt at June 30, 2009 as compared with $1.3 million at June 30, 2008.

RESULTS OF OPERATIONS

Wholesale Division Net Sales

Sales in the Company’s wholesale division for the three- and six-month periods ended June 30, 2009 and 2008 were as follows:

Wholesale Division Net Sales
	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$9,982	$13,131	-24.0%	$25,436	$31,430	-19.1%
Nunn Bush	14,447	16,417	-12.0%	32,518	33,906	-4.1%
Florsheim	10,944	14,350	-23.7%	23,052	29,160	-20.9%
Total Wholesale	$35,373	$43,898	-19.4%	$81,006	$94,496	-14.3%
Licensing	552	969	-43.0%	1,301	2,019	-35.6%
Total Wholesale Division	$35,925	$44,867	-19.9%	$82,307	$96,515	-14.7%

Wholesale sales in the three and six months ended June 30, 2009 were impacted by the continued slowdown in consumer demand which began last fall and has caused retailers to reduce their inventory levels. In addition to the inventory pullback, sales in 2009 were also affected by the loss of business with retailers who have closed their doors, as well as a reduction of shipments to retailers based on credit risk. Management believes Nunn Bush sales, although down, have performed well, despite the challenging economic climate in the first half of 2009. Consumers have shifted from higher priced products toward more moderate priced goods, and Nunn Bush continues to have a strong position as a moderately priced brand in mid-tier department stores. Florsheim experienced the opposite impact of this consumer behavior, as it competes at the higher end of the pricing matrix in mid-tier department and chain stores. The Company’s management believes that the decrease in the sales volume of the Stacy Adams brand was due to reduced consumer spending on fashion-oriented products this year.

Licensing revenues for the second quarter and first half of 2009 were down compared with the same periods last year. The Company’s licensing revenues consist of royalties earned on the sales of Stacy Adams apparel and accessories in the United States, Florsheim specialty footwear and accessories in the United States, and Florsheim footwear in Mexico and certain overseas markets. For the second quarter and first six months of 2009, Stacy Adams licensing revenues decreased 15% and 11%, respectively, as the independent footwear and apparel retailers who distribute much of this product have struggled in the current retail environment. Florsheim licensing revenues decreased approximately $250,000 and $500,000 for the second quarter and first half of 2009, respectively compared with last year primarily due to the acquisition of Florsheim Australia this year (see Note 2).

Retail Division Net Sales

Net sales in the Company’s retail division in the three months ended June 30 were $5.4 million in 2009 and $6.7 million in 2008. Retail sales for the first six months were $10.7 million in 2009 and $13.2 million last year. The Company had three fewer stores this year compared with 2008. Same store sales were down approximately 10% in both the second quarter and first six months of 2009, compared to the same periods of 2008. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The Company’s management believes the decrease in same store sales this year was due to the current challenges facing the overall retail environment.

Foreign Net Sales

Net sales of the Company’s foreign operations, which include the wholesale and retail sales of Florsheim Australia (see Note 2) and Florsheim Europe were up $7.3 million and $11.4 million in the second quarter and first six months of 2009, respectively compared with the same periods in 2008. The acquisition of Florsheim Australia contributed net sales of $7.7 million in the second quarter and $12.1 million in the first half of 2009. This was partially offset by decreased net sales in Europe which were down approximately $400,000 and $700,000 for the second quarter and first six months of 2009, respectively compared with the same periods last year.

Gross Earnings and Cost of Sales

For the second quarter, the Company’s gross earnings were 37.8% of net sales compared with 37.2% of net sales in 2008. Wholesale gross earnings in the current quarter were 29.6% of net sales compared with 30.9% in the same period last year. In the retail division, gross earnings were 64.0% of net sales compared with 66.5% in the second quarter of 2008.

The Company’s year to date gross earnings were 35.4% of net sales this year compared with 36.7% last year. Wholesale gross earnings for the first six months of the year were 27.9% of net sales compared with 30.7% last year. Retail gross earnings were 64.4% of net sales compared with 66.6% in the first half of last year. The quarter and year-to-date decreases in wholesale gross earnings this year reflect cost increases from the Company’s overseas vendors and pricing pressures from retailers. In the retail division, the quarter and year to date declines in gross margins this year were a result of increased promotions due to the challenging retail environment in 2009.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  Distribution costs for the three months ended June 30, 2009 and 2008 were approximately $2.0 million and $1.9 million, respectively. For the six months ended June 30, 2009 and 2008, distribution costs were $4.0 million and $3.9 million, respectively. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the three and six months ended June 30, 2009, selling and administrative costs increased $2.9 million and $4.5 million, respectively as compared with the same periods in the prior year primarily due to the addition of Florsheim Australia (see Note 2).

Wholesale selling and administrative costs were relatively flat for the three and six months ended June 30, 2009 compared with the same periods last year, up approximately $200,000 and $100,000, respectively. In the retail division, selling and administrative costs for the second quarter and first half of 2009 were down $700,000 and $1.1 million, respectively compared with 2008. In the wholesale division, increased pension and stock option expense were more than offset by lower salesmens’commissions and employee costs in both the quarter and first six months of 2009. The quarter and year to date decreases in retail selling and administrative expenses were due to three fewer stores this year as compared with last year. As a percent of sales, wholesale selling and administrative expenses in the second quarter were 25.7% in 2009 and 20.2% in 2008. For the first six months, wholesale selling and administrative expenses as a percent of sales were 23.1% in 2009 and 19.7% in 2008. As a percent of sales, retail selling and administrative expenses for the second quarter were 66.5% in 2009 and 63.8% in 2008. For the first six months, retail selling and administrative expenses as a percent of sales were 68.2% in 2009 and 63.7% in 2008. In both the wholesale and retail divisions, the increases this year in selling and administrative expenses as a percent of sales mainly resulted from the impact of lower sales volume in the current year, as many of the Company’s selling and administrative costs are fixed in nature.

Other

Other income during the quarter ended June 30 was $893,000 in 2009 and $1,000 in 2008. For the six months ended June 30, other income was $799,000 in 2009 and $8,000 in 2008. The increases for the quarter and six months ended June 30, 2009 were due primarily to foreign exchange gains on an intercompany loan.

The Company’s effective tax rate in the second quarter of 2009 was 31.8% compared with 36.1% in the second quarter of 2008. The effective tax rate for the first six months of 2009 was 33.8% compared with 36.5% for 2008. The decreases this year were due to a higher portion of municipal bond income relative to total earnings in 2009 and a lower foreign effective tax rate associated with the earnings at Florsheim Australia.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities. During the first six months of 2009, the Company generated $20.8 million in cash from operating activities compared with $12.1 million in the same period one year ago. This increase was primarily due to a larger decrease in inventory balances in the first half of 2009 compared to the same period of 2008, partially offset by lower net earnings in 2009 compared to 2008. The Company lowered its inventory levels in 2009 as many major retailers reduced their inventory exposure in reaction to the slowdown in consumer demand. The Company used approximately $9.3 million of cash for the Florsheim Australia acquisition (see Note 2). Capital expenditures were $590,000 in the first half of 2009 as compared with $1.8 million for the same period of 2008. Throughout 2008, the Company was remodeling its domestic retail stores. Those projects were complete by the end of 2008. The Company expects annual capital expenditures for 2009 to be between $1 million and $2 million.

The Company paid cash dividends of $3.2 million and $2.5 million during the six months ended June 30, 2009 and 2008, respectively. On April 27, 2009, the Company’s Board of Directors increased the quarterly dividend rate from $.14 to $.15 per share. This represents an increase of 7% in the quarterly dividend rate. The impact of this will be to increase cash dividends paid annually by approximately $450,000.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. To date in 2009, the Company has repurchased 108,985 shares at a total cost of $2.4 million. The Company currently has 1,394,597 shares available under its previously announced buyback program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

As of June 30, 2009, the Company had a total of $50 million available under its borrowing facility, of which there were no outstanding borrowings at June 30, 2009. The facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at June 30, 2009. The facility expired on April 30, 2009 and was renewed through April 30, 2010.

On August 4, 2009, the Company made a $1 million contribution to its defined benefit pension plan.

The Company will continue to evaluate the best uses for its free cash, including continued stock repurchases and acquisitions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Company’s Board of Directors extended the repurchase program to cover the repurchase of another 1,000,000 shares. Therefore, through June 30, 2009, 5,500,000 shares have been authorized for repurchase since the program began. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three month period ended June 30, 2009.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
4/1/09 - 4/30/09	-	$-	-	1,447,729

5/1/09 - 5/31/09	52,481	$22.00	52,481	1,395,248

6/1/09 - 6/30/09	651	$22.03	651	1,394,597

Total	53,132	$22.00	53,132

Item 4. Submission of Matters to a Vote of Security Holders

Reference is made to Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for a description of the results of votes of security holders at the Annual Meeting of Shareholders held May 5, 2009.

Item 6. Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

August 6, 2009	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

		Incorporated Herein	Filed
Exhibit	Description	By Reference	Herewith

10.1	Amendment to loan agreement dated April 28, 2006 which extends the revolving loan maturity date to April 30, 2010		X

31.1	Certification of Principal Executive Officer		X

31.2	Certification of Principal Financial Officer		X

32.1	Section 906 Certification of Chief Executive Officer		X

32.2	Section 906 Certification of Chief Financial Officer		X