Form 10-Q
period 2009-09-30
WEYCO GROUP INC
filed 2009-11-05
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2009

                                                 Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________________________

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

As of October 30, 2009, there were 11,322,193 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$10,709	$11,486
Marketable securities, at amortized cost	1,326	6,623
Accounts receivable, net	42,612	29,873
Accrued income tax receivable	-	2,226
Inventories	44,452	47,012
Deferred income tax benefits	371	579
Prepaid expenses and other current assets	3,245	3,678
Total current assets	102,715	101,477

Marketable securities, at amortized cost	46,319	39,447
Deferred income tax benefits	629	736
Other assets	11,058	10,069
Property, plant and equipment, net	28,351	28,043
Trademark	10,868	10,868
Total assets	$199,940	$190,640

LIABILITIES AND SHAREHOLDERS' INVESTMENT:
Short-term borrowings	$-	$1,250
Accounts payable	7,043	7,494
Dividend payable	1,690	1,589
Accrued liabilities	8,491	6,490
Accrued income taxes	801	-
Total current liabilities	18,025	16,823

Long-term pension liability	15,255	15,160

Common stock	11,322	11,353
Capital in excess of par value	16,578	15,203
Reinvested earnings	143,204	142,617
Accumulated other comprehensive loss	(8,384)	(10,516)
Total Weyco Group, Inc. shareholders' investment	162,720	158,657
Noncontrolling interest	3,940	-
Total shareholders' investment	166,660	158,657
Total liabilities and shareholders' investment	$199,940	$190,640

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net sales	$57,943	$57,170	$166,904	$171,465
Cost of sales	36,272	36,265	106,631	108,561
Gross earnings	21,671	20,905	60,273	62,904

Selling and administrative expenses	17,089	14,578	50,156	43,097
Earnings from operations	4,582	6,327	10,117	19,807

Interest income	523	496	1,542	1,496
Interest expense	(1)	(15)	(26)	(45)
Other income and expense, net	373	3	1,172	11

Earnings before provision for income taxes	5,477	6,811	12,805	21,269

Provision for income taxes	1,877	2,470	4,352	7,745

Net earnings	3,600	4,341	8,453	13,524

Net earnings attributable to noncontrolling interest	240	-	404	-

Net earnings attributable to Weyco Group, Inc.	3,360	4,341	8,049	13,524

Weighted average shares outstanding
Basic	11,256	11,352	11,259	11,418
Diluted	11,453	11,726	11,493	11,791

Earnings per share
Basic	$0.30	$0.38	$0.71	$1.18
Diluted	$0.29	$0.37	$0.70	$1.15

Cash dividends per share	$0.15	$0.14	$0.44	$0.39

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,453	$13,524
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	2,163	1,962
Amortization	70	85
Deferred income taxes	315	(598)
Stock-based compensation	645	437
Pension contribution	(1,000)	-
Pension expense	2,240	1,014
Loss on disposal of fixed assets	14	141
Increase in cash surrender value of life insurance	(249)	(247)
Change in operating assets and liabilities -
Accounts receivable	(8,042)	(2,297)
Inventories	9,614	(1,179)
Prepaids and other current assets	956	453
Accounts payable	(1,953)	(2,568)
Accrued liabilities and other	1,623	(1,673)
Accrued income taxes	3,027	184
Net cash provided by operating activities	17,876	9,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses	(9,320)	-
Purchase of marketable securities	(8,065)	(2,841)
Proceeds from maturities of marketable securities	6,420	4,078
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(935)	(2,048)
Proceeds from the sale of property, plant and equipment	-	2
Net cash used for investing activities	(12,055)	(964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	1,314	-
Cash dividends paid	(4,881)	(4,144)
Shares purchased and retired	(2,596)	(8,418)
Proceeds from stock options exercised	677	2,058
Net (repayments) borrowings under revolving credit agreement	(1,250)	1,450
Income tax benefits from share-based compensation	138	1,635
Net cash used for financing activities	(6,598)	(7,419)

Net (decrease) increase in cash and cash equivalents	(777)	855

CASH AND CASH EQUIVALENTS at beginning of period	$11,486	$7,859

CASH AND CASH EQUIVALENTS at end of period	$10,709	$8,714

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,304	$6,470
Interest paid	$28	$45

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.        Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the full year.  The Company has evaluated all subsequent events through November 5, 2009 which is the date these financial statements were filed with the Securities and Exchange Commission (“SEC”).

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

Florsheim Australia subsequently acquired the operating assets and certain liabilities related to the Florsheim business from Figgins Holdings Pty Ltd, the former Australian licensee, and acquired the stock of Florsheim South Africa Pty Ltd and Florsheim Asia Pacific Ltd, the Company’s other licensees, for a total purchase price of approximately $9.3 million.  Total net sales for the combined businesses acquired were approximately $25 million for their most recent fiscal year, with the vast majority of sales under the Florsheim brand name. The acquisition included both wholesale and retail businesses, with 24 Florsheim retail stores in Australia, one Florsheim retail store in New Zealand and one retail store in Macau.  The acquisition has been accounted for in these financial statements as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) and the noncontrolling interest has been accounted for and reported in accordance with ASC 810-10-65, Consolidation-Transition and Open Effective Date Information (“ASC 810-10-65”).  Accordingly, the purchase price has been allocated on a preliminary basis to the identifiable assets and liabilities acquired by Florsheim Australia, principally inventory, accounts receivable, leasehold improvements, accounts payable and accrued employee benefits.  The consolidated financial statements of Florsheim Australia for the period of January 23 through September 30, 2009 have been consolidated into the Company’s year to date results.  Acquisition costs of $400,000 were included in Florsheim Australia’s selling and administrative expenses in 2009.  Additional disclosures required by ASC 805 are not provided as the Company has deemed this acquisition not material.

3.        Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net Earnings	$3,360	$4,341	$8,049	$13,524

Denominator:
Basic weighted average shares outstanding	11,256	11,352	11,259	11,418
Effect of dilutive securities:
Employee stock-based awards	197	374	234	373
Diluted weighted average shares outstanding	11,453	11,726	11,493	11,791

Basic earnings per share	$0.30	$0.38	$0.71	$1.18

Diluted earnings per share	$0.29	$0.37	$0.70	$1.15

Diluted weighted average shares outstanding for the three and nine months ended September 30, 2009 excluded outstanding options to purchase 286,250 shares of common stock at a weighted average price of $28.45 and 246,100 shares of common stock at a weighted average price of $29.16, respectively, as they were antidilutive.  Diluted weighted average shares outstanding for the three and nine months ended September 30, 2008 included all exercisable outstanding options, as none were antidilutive.

On January 1, 2009, the Company adopted ASC 260-10, Earnings Per Share (“ASC 260-10”).  The standard in reference addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in ASC 260-10-45-59A and 60B, Earnings Per Share-Participating Securities and the Two-Class Method.  Prior to July 1, 2009, non-vested restricted stock granted by the Company to employees contained non-forfeitable dividend rights and were considered participating securities under ASC 260-10, however, they were not material.

4.        Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of September 30, 2009 as reported in the Consolidated Condensed Balance Sheets was $47.6 million.  The estimated fair market value of those marketable securities as of September 30, 2009 was $49.6 million.  The unrealized gains and losses on marketable securities as of September 30, 2009, were $2.0 million and $15,000, respectively.  The estimated market values provided are level 2 valuations as defined by ASC 820-10.  The Company has reviewed its portfolio of marketable securities as of September 30, 2009 and has determined that no other-than-temporary market value impairment exists.

5.       Segment Information

In conjunction with the acquisition of Florsheim Australia during the first quarter of 2009 (see Note 2), the Company refined its internal reporting structure and redefined its reportable segments.  All prior period amounts have been restated to conform to the current presentation.

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments.  The “other” category in the table below includes the Company’s operations in Australia, South Africa, Asia Pacific and Europe.  Summarized segment data for the three and nine months ended September 30, 2009 and 2008 was:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2009
Product sales	$41,772	$5,062	$10,493	$57,327
Licensing revenues	616	-	-	616
Net sales	$42,388	$5,062	$10,493	$57,943
Earnings from operations	$3,929	$(341)	$994	$4,582

2008
Product sales	$47,768	$6,226	$2,185	$56,179
Licensing revenues	991	-	-	991
Net sales	$48,759	$6,226	$2,185	$57,170
Earnings from operations	$5,970	$108	$249	$6,327

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2009
Product sales	$122,778	$15,732	$26,477	$164,987
Licensing revenues	1,917	-	-	1,917
Net sales	$124,695	$15,732	$26,477	$166,904
Earnings from operations	$9,158	$(753)	$1,712	$10,117

2008
Product sales	$142,264	$19,446	$6,745	$168,455
Licensing revenues	3,010	-	-	3,010
Net sales	$145,274	$19,446	$6,745	$171,465
Earnings from operations	$18,352	$494	$961	$19,807

6.        Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Benefits earned during the period	$297	$214	$773	$642
Interest cost on projected benefit obligation	534	513	1,606	1,539
Expected return on plan assets	(383)	(503)	(1,149)	(1,509)
Net amortization and deferral	368	114	1,010	342
Net pension expense	$816	$338	$2,240	$1,014

In the third quarter of 2009, the Company made a $1 million contribution to its defined benefit pension plan.

7.       Share-Based Compensation Plans

During the three and nine months ended September 30, 2009, the Company recognized approximately $219,000 and $645,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in 2006, 2007, and 2008.  During the three and nine months ended September 30, 2008, the Company recognized approximately $144,000 and $437,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in 2006 and 2007.

The following table summarizes the stock option activity under the Company’s plans for the nine-month period ended September 30, 2009:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2008	1,100,012	$17.14
Exercised	(85,236)	$7.94
Forfeited	(2,200)	$-
Outstanding at September 30, 2009	1,012,576	$17.89	3.41	$6,728,000
Exercisable at September 30, 2009	775,726	$14.52	3.34	$6,728,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at September 30, 2009 of $22.99 and the exercise price.

The following table summarizes stock option activity for the three and nine months ended September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of stock options exercised	$10	$1,896	$940	$4,203
Cash received from stock option exercises	$157	$797	$677	$2,058
Income tax benefit from the exercise of stock options	$4	$694	$367	$1,635

The following table summarizes the Company’s restricted stock award activity for the nine- month period ended September 30, 2009:

	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2008	53,668	$26.20
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested September 30, 2009	53,668	$26.20	2.20	$1,234,000

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the September 30, 2009 market value of $22.99.

8.	Short-Term Borrowings

As of September 30, 2009, the Company had a total of $50 million available under its borrowing facility, under which there were no outstanding borrowings. The facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at September 30, 2009. The facility expires on April 30, 2010.

9.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net earnings	$3,600	$4,341	$8,453	$13,524
Foreign currency translation adjustments	789	285	1,516	(8)
Pension liability, net of tax	224	73	616	219
Total comprehensive income	$4,613	$4,699	$10,585	$13,735

The components of Accumulated Other Comprehensive Loss as recorded on the accompanying balance sheets were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Foreign currency translation adjustments	$1,197	$(319)
Pension liability, net of tax	(9,581)	(10,197)
Total accumulated other comprehensive loss	$(8,384)	$(10,516)

10.	Shareholders’ Investment

A reconciliation of the Company’s Shareholders’ Investment for the nine months ended September 30, 2009 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Income/(Loss)	Interest
	(Dollars in thousands)

Balance, December 31, 2008	$11,353	$15,203	$142,617	$(10,516)	$-

Issuance of subsidiary shares to noncontrolling interest					3,157
Net earnings			8,049		404
Foreign currency translation adjustments				1,516	379
Pension liability adjustment, net of tax				616
Cash dividends declared			(4,982)
Stock options exercised	85	592
Stock-based compensation expense		645
Income tax benefit from stock-based compensation		138
Shares purchased and retired	(116)		(2,480)

Balance, September 30, 2009	$11,322	$16,578	$143,204	$(8,384)	$3,940

11.	New Accounting Pronouncements

On May 28, 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855-10, Subsequent Events (“ASC 855-10”), which requires entities to evaluate subsequent events through the date financial statements are issued. Existing guidance on subsequent events was part of the AICPA Auditing Standards. ASC 855-10 is not intended to change existing practice. It requires entities to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. ASC 855-10 also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events.

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

OVERVIEW

The Company is a distributor of men’s casual, dress and fashion shoes. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush” and “Stacy Adams.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the North American wholesale division (“wholesale division”), the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale division. The Company’s North American retail division (“retail division”) consisted of 36 Company-owned retail stores in the United States and an Internet business as of September 30, 2009. Sales in retail outlets are made directly to consumers by Company employees. The Company also has foreign operations (“foreign”) which include the recently acquired wholesale and retail businesses in Australia, South Africa, and Asia Pacific (see below and Note 2 of the consolidated condensed financial statements (unaudited) above), and its wholesale and retail businesses in Europe. In conjunction with the acquisitions, the Company refined its internal reporting structure and redefined its reportable segments. All prior period amounts have been restated to conform to the current presentation. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

On January 23, 2009, the Company acquired a 60% interest in a new subsidiary, Florsheim Australia Pty Ltd. (“Florsheim Australia”), which subsequently purchased the Florsheim wholesale and retail businesses in Australia, South Africa, and Asia Pacific. The vast majority of this business is conducted under the Florsheim name, with a small amount of business under the Stacy Adams and Nunn Bush brand names. The consolidated financial statements of Florsheim Australia have been included in the Company’s 2009 consolidated financial statements since the date of acquisition. Acquisition costs of $400,000 were included in Florsheim Australia’s selling and administrative expenses in 2009. The Company expects consolidated sales for Florsheim Australia to approximate $25 million in 2009. See Note 2 for more details of the purchase transaction.

Third Quarter Highlights

Consolidated net sales in the third quarter of 2009 were $57.9 million, an increase of $0.8 million or 1% over last year’s third quarter. Net sales in 2009 included the sales of Florsheim Australia (see Note 2) which totaled $8.2 million for the quarter ended September 30, 2009. In the Company’s wholesale division, net sales were down 13%, and same store sales in the retail division were down 10%, both reflecting the current challenging retail environment.

The Company’s consolidated operating earnings for the third quarter were $4.6 million, down from $6.3 million last year. The decline reflects the decrease in operating earnings in the wholesale division, which were down $2.0 million due to lower licensing revenues, lower sales volumes and, to a lesser extent, lower gross margins. Operating earnings in the Company’s retail division were down $450,000; while foreign operating earnings were up $745,000 in the current quarter, primarily related to Florsheim Australia.

Consolidated net earnings for the three months ended September 30, 2009 were $3.4 million as compared with last year’s $4.3 million. Diluted earnings per share this period were $.29, down from $.37 in the third quarter of 2008.

Year to Date Highlights

Consolidated net sales for the first nine months of 2009 were $166.9 million, a decrease of $4.6 million or 3% compared with last year. Net sales in 2009, included the sales of Florsheim Australia (see Note 2) which totaled $20.3 million to date this year. In the wholesale division, net sales were down 14%, and same store sales in the retail division were down 10% compared with 2008, both due to the current challenging retail environment. Foreign sales were up $19.7 million, primarily due to the acquisition of Florsheim Australia this year.

The Company’s consolidated operating earnings for the first nine months of 2009 were $10.1 million, down from $19.8 million last year. In the wholesale and retail divisions, operating earnings were down $9.2 million and $1.2 million, respectively, due to the lower sales volumes and, to a lesser extent, the lower gross margins as a percent of sales this year. Foreign operating earnings were up $751,000 and included approximately $400,000 of one-time acquisition costs incurred by Florsheim Australia (see Note 2).

Consolidated net earnings for the nine months ended September 30, 2009 were $8.0 million as compared with last year’s $13.5 million. Diluted earnings per share through September 30, 2009 were $.70, down from $1.15 for the same period in 2008.

Financial Position Highlights

The Company’s cash and marketable securities totaled $58.4 million at September 30, 2009 compared with $57.6 million at December 31, 2008. The Company had no outstanding debt at September 30, 2009 as compared with $1.3 million at December 31, 2008.

RESULTS OF OPERATIONS

Wholesale Division Net Sales

Sales in the Company’s wholesale division for the three- and nine-month periods ended September 30, 2009 and 2008 were as follows:

Wholesale Division Net Sales
	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$11,622	$12,911	-10.0%	$37,058	$44,341	-16.4%
Nunn Bush	17,290	18,508	-6.6%	49,808	52,414	-5.0%
Florsheim	12,860	16,349	-21.3%	35,912	45,509	-21.1%
Total Wholesale	$41,772	$47,768	-12.6%	$122,778	$142,264	-13.7%
Licensing	616	991	-37.8%	1,917	3,010	-36.3%
Total Wholesale Division	$42,388	$48,759	-13.1%	$124,695	$145,274	-14.2%

Wholesale sales in the three and nine months ended September 30, 2009 were impacted by the continued slowdown in consumer demand which began last fall and has caused retailers to maintain leaner inventory levels today compared to a year ago. Sales in 2009 were also affected by the loss of business with retailers who have closed their doors, as well as a reduction of shipments to retailers based on credit risk. Management believes Nunn Bush sales, although down, have performed well, despite the challenging economic climate in 2009 due to its position as a moderately priced brand in mid-tier department stores. Management believes the decreases at Stacy Adams were due to reduced consumer spending on fashion-oriented products this year. Florsheim sales were down, due to the opposite impact of the consumer behavior discussed for Nunn Bush, as it competes at the higher end of the pricing matrix in mid-tier department and chain stores.

The Company’s licensing revenues consist of royalties earned on the sales of Stacy Adams apparel and accessories in the United States, Florsheim specialty footwear and accessories in the United States, and Florsheim footwear in Mexico and certain overseas markets. For the third quarter and first nine months of 2009, licensing revenues decreased primarily as a result of the acquisition of Florsheim Australia this year (see Note 2) and also due to a general trend of lower sales of the Company’s licensed products in the current challenging retail environment.

Retail Division Net Sales

Net sales in the Company’s retail division in the three months ended September 30 were $5.1 million in 2009 and $6.2 million in 2008. Retail sales for the first nine months were $15.7 million in 2009 and $19.4 million last year. The Company had two fewer stores this year compared with 2008. Same store sales were down approximately 10% in both the third quarter and first nine months of 2009, compared to the same periods of 2008. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The Company’s management believes the decrease in same store sales this year was due to the difficult retail environment.

Foreign Net Sales

Beginning in 2009, net sales of the Company’s foreign operations included the wholesale and retail sales of Florsheim Australia (see Note 2). In the third quarter and first nine months of 2009, net sales of the Company’s foreign operations were up $8.3 million and $19.7 million, respectively compared with the same periods in 2008. Florsheim Australia net sales were $8.2 million in the third quarter and $20.3 million to date in 2009. Year to date net sales in Europe were down approximately $550,000 for the first nine months of 2009 compared with the same period last year.

Gross Earnings and Cost of Sales

For the third quarter, the Company’s overall gross earnings were 37.4% of net sales compared with 36.6% of net sales in 2008. Wholesale gross earnings in the current quarter were 30.2% of net sales compared with 30.9% in the same period last year. In the retail division, gross earnings were 64.3% of net sales compared with 66.3% in the third quarter of 2008.

The Company’s overall gross earnings year to date were 36.1% of net sales this year compared with 36.7% last year. Wholesale gross earnings for the first nine months of the year were 28.7% of net sales compared with 30.7% last year. Retail gross earnings were 64.3% of net sales compared with 66.5% in the first nine months of last year.

The quarter and year to date decreases in wholesale gross earnings as a percent of net sales this year reflect cost increases from the Company’s overseas vendors and pricing pressures from retailers. In the retail division, the quarter and year to date declines in gross earnings as a percent of net sales this year were a result of increased promotions due to the challenging retail environment in 2009.

The Company’s overall gross earnings as a percent of net sales for the quarter and year to date were impacted by the acquisition of Florsheim Australia (see Note 2) this year. Florsheim Australia has a higher component of retail versus wholesale sales and therefore, its overall margins are higher and increase the Company’s overall gross earnings as a percent of net sales. The impact of this on the third quarter more than offset the decline in wholesale and retail margins, resulting in an overall increase in gross earnings as a percent of net sales for the quarter. For the nine months ended September 30, 2009, the impact was not enough to offset the decreases in wholesale and retail gross margins, and overall gross earnings as a percent of net sales for this period decreased.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were approximately $2.0 million for the three-month period ended September 30, 2009 and the three-month period ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, distribution costs were $6.1 million and $5.9 million, respectively. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation. In the three and nine months ended September 30, 2009, selling and administrative costs increased $2.5 million and $7.1 million, respectively, as compared with the same periods in 2008. The increases were primarily due to the addition of Florsheim Australia (see Note 2) which contributed selling and administrative costs of $3.4 million and $9.1 million in the third quarter and first nine months of 2009, respectively. Included in Florsheim Australia’s year to date selling and administrative costs were approximately $400,000 of one-time acquisition costs.

Wholesale selling and administrative costs for the third quarter and first nine months of 2009 were down approximately $500,000 and $400,000, respectively, compared with the same periods last year. In the wholesale division, increased pension and stock option expense were more than offset by lower salesmen’s commissions and other employee costs and lower bad debt expense in both the third quarter and first nine months of 2009. Salesmen’s commissions and other employee costs have decreased as a result of lower sales volume. Bad debt expense was down this year due to $380,000 of receivables written off in the third quarter of 2008 following the bankruptcy filings of two of the Company’s customers.

In the retail division, selling and administrative costs for the third quarter and first nine months of 2009 were down approximately $400,000 and $1.6 million, respectively compared with 2008. The quarter and year to date decreases in retail selling and administrative expenses were due to two fewer stores this year as compared with last year.

As a percent of sales, wholesale selling and administrative expenses in the third quarter were 22.3% in 2009 and 20.5% in 2008. For the first nine months, wholesale selling and administrative expenses as a percent of sales were 22.8% in 2009 and 20.0% in 2008. In the retail division, selling and administrative expenses as a percent of sales for the third quarter were 71.0% in 2009 and 64.6% in 2008. For the first nine months, retail selling and administrative expenses as a percent of sales were 69.1% in 2009 and 64.0% in 2008. In both the wholesale and retail divisions, the increases this year in selling and administrative expenses as a percent of sales mainly resulted from the impact of lower sales volume in the current year, as many of the Company’s selling and administrative costs are fixed in nature.

Other

Other income during the quarter ended September 30 was $373,000 in 2009 and $3,000 in 2008. For the nine months ended September 30, other income was $1.2 million in 2009 and $11,000 in 2008. The increases for the quarter and nine months ended September 30, 2009 were due primarily to foreign currency exchange gains on intercompany loans.

The Company’s effective tax rate in the third quarter of 2009 was 34.3% compared with 36.3% in the third quarter of 2008. For the first nine months of 2009, the Company’s effective tax rate was 34.0% compared with 36.4% for 2008. The decreases this year were due to a higher portion of municipal bond income relative to total earnings in 2009 and a lower effective tax rate associated with the earnings at Florsheim Australia.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities. During the first nine months of 2009, the Company generated $17.9 million in cash from operating activities compared with $9.2 million in the same period one year ago. Approximately half of this increase was due to a larger decrease in inventory balances in the first nine months of 2009 compared to the same period of 2008, partially offset by lower net earnings in 2009 compared to 2008 and a $1 million pension plan contribution this year. The Company’s lower inventory levels this year are a reflection of leaner inventory levels maintained by retailers as a reaction to the reduction in consumer demand.

The Company used approximately $9.3 million of cash for the Florsheim Australia acquisition (see Note 2). Capital expenditures were $935,000 in the first nine months of 2009 as compared with $2.0 million for the same period of 2008. Throughout 2008, the Company was remodeling its domestic retail stores. Those projects were complete by the end of 2008. The Company expects annual capital expenditures for 2009 to be between $1 million and $1.5 million.

The Company paid cash dividends of $4.9 million and $4.1 million during the nine months ended September 30, 2009 and 2008, respectively. On April 27, 2009, the Company’s Board of Directors increased the quarterly dividend rate from $.14 to $.15 per share.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. To date in 2009, the Company has repurchased 116,164 shares at a total cost of $2.6 million. The Company currently has 1,387,418 shares available under its previously announced buyback program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

As of September 30, 2009, the Company had a total of $50 million available under its borrowing facility, of which there were no outstanding borrowings at September 30, 2009.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at September 30, 2009.  The facility expires on April 30, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices.  In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares.  In February 2009, the Company’s Board of Directors extended the repurchase program to cover the repurchase of another 1,000,000 shares.  Therefore, through September 30, 2009, 5,500,000 shares have been authorized for repurchase since the program began.  The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three month period ended September 30, 2009.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
7/1/09 - 7/31/09	7,099	$21.82	7,099	1,387,498

8/1/09 - 8/31/09	80	$22.03	80	1,387,418

9/1/09 - 9/30/09	-	$-	-	1,387,418

Total	7,179	$21.82	7,179

Item 4. Submission of Matters to a Vote of Security Holders

There were no votes of security holders submitted during the quarter ended September 30, 2009.

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

November 5, 2009	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED  September 30, 2009

		Incorporated Herein	Filed
Exhibit	Description	By Reference	Herewith

31.1	Certification of Principal Executive Officer		X

31.2	Certification of Principal Financial Officer		X

32.1	Section 906 Certification of Chief Executive Officer		X

32.2	Section 906 Certification of Chief Financial Officer		X