Form 10-K
period 2009-12-31
WEYCO GROUP INC
filed 2010-03-12
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

☒         Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009, or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For transition period from ..............................  to ......................................
Commission file number        0-9068

WEYCO GROUP, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	39-0702200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. Estabrook Boulevard, P. O. Box 1188, Milwaukee, WI 53201
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, include area code: (414) 908-1600

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
Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy of information statements incorporated by reference or in any amendment to this
Form 10-K.  ☒

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
Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2009 was $162,139,000.  This was based on the closing price of $23.09 per share as reported by NASDAQ on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2010, there were outstanding 11,337,370 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 4, 2010, are incorporated by reference in Part III of this report.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors.”

PART 1

ITEM 1           BUSINESS

The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company.  Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business, the distribution of men’s footwear. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” and “Stacy Adams.”   The Company also has other brands, including “Brass Boot” and “Nunn Bush NXXT,” which are included within Nunn Bush sales figures, “SAO by Stacy Adams,” which is included within Stacy Adams sales, and “Florsheim by Duckie Brown” which was introduced in 2009 and is included within Florsheim sales.  Trademarks maintained by the Company on these names are important to the business.  The Company’s products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions.  The Company’s footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the American male population.

The Company purchases finished shoes from outside suppliers, primarily located in China and India.  Almost all of these foreign-sourced purchases are denominated in U.S. dollars.  Historically, there have been few inflationary pressures in the shoe industry and leather and other component prices have been stable.  However, in 2007 and 2008 there were upward cost pressures from the Company’s suppliers.  These cost increases were caused by a variety of factors, including higher labor, materials and freight costs and changes in the strength of the U.S. dollar.  In certain circumstances, the Company is able to increase prices to offset the effect of these increases in costs.  In 2009, the Company’s suppliers’ costs stabilized, and the Company achieved some cost reductions as a result of cost control measures within its supply chain.

The Company’s business is separated into two reportable segments – the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”).  The Company also has other wholesale and retail businesses overseas which include the recently acquired businesses in Australia, South Africa and Asia Pacific (“Florsheim Australia”) (see Note 3 of the Notes to Consolidated Financial Statements) and its wholesale and retail businesses in Europe.  In conjunction with the acquisition of Florsheim Australia, the Company reorganized its internal reporting structure and as such, recast its reportable segments (see Note 15 of the Notes to Consolidated Financial Statements).  Accordingly, all prior period amounts have been restated to conform to the current presentation.

In 2009, 2008 and 2007 sales of the North American wholesale segment, which include both wholesale sales and licensing revenues, constituted approximately 75%, 85% and 84% of total sales, respectively.  At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores.  In 2009, 2008 and 2007, sales to the Company’s largest customer, JCPenney, were 13%, 14% and 12%, respectively, of total sales.  The Company employs traveling salespeople who sell the Company’s products to retail outlets.  Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin.  Although there is no clearly identifiable seasonality in the men’s footwear business, new styles are historically developed and shown twice each year, in spring and fall.  In accordance with industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.  The Company has licensing agreements with third parties who sell its branded shoes outside of the United States and Canada, as well as licensing agreements with speciality shoe, apparel and accessory manufacturers in the United States.  Licensing revenues were approximately 1% of total sales in 2009 and 2% of total sales in each of 2008 and 2007.

The North American retail segment constituted approximately 10% of total sales in 2009 and 12% of total sales in each of 2008 and 2007.  As of December 31, 2009, the retail segment consisted of 36 company-operated stores in the United States and an Internet business. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with a more complete selection.

Sales of the Company’s other businesses represented 15%, 3% and 4% of total sales in 2009, 2008 and 2007, respectively.  These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.  The increase in 2009 was due to the Company’s acquisition of Florsheim Australia in January 2009 (see Note 3 of the Notes to Consolidated Financial Statements).

As of December 31, 2009, the Company had a backlog of $27 million of confirmed orders compared with $22 million as of December 31, 2008.  This does not include unconfirmed blanket orders from customers, which accounts for the majority of the Company’s orders, particularly from its larger accounts.  All orders are expected to be filled within one year.

As of December 31, 2009, the Company employed 553 persons, of which 18 were members of collective bargaining units.  Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.  During 2009, 166 employees were added as a result of the Company’s acquisition of Florsheim Australia (see Note 3 of the Notes to Consolidated Financial Statements).

Price, quality, service and brand recognition are all important competitive factors in the shoe industry and the Company has been recognized as a leader in all of them.  The Company does not engage in any specific research and development activities. However, the Company does have a design department that is continually reviewing and updating product designs.  Compliance with environmental regulations historically has not had, and is not expected to have, a material adverse effect on the Company’s results of operations, financial position or cash flows.

The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports upon written or telephone request.  Investors can also access these reports through the Company’s website, www.weycogroup.com, as soon as reasonably practical after the Company files or furnishes those reports to the Securities and Exchange Commission (SEC).   The information on the Company’s website is not a part of this filing.  Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Ethics.

ITEM 1A        RISK FACTORS

There are many factors that affect the Company’s business, many of which are beyond the Company’s control.  The following is a description of some of the significant factors that might materially and adversely affect the Company’s business, results of operations and financial condition.

Changes in the U.S. and global economy may adversely affect the Company.
Spending patterns in the footwear market, particularly those in the moderate-priced market in which a good portion of the Company’s products compete, have historically been impacted by consumers’ disposable income.  As a result, the success of the Company is impacted by changes in general economic conditions, especially in the United States.  Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, employment, consumer confidence, interest rates and taxation.  Additionally, the economy and consumer behavior can impact the financial strength and buying patterns of retailers, which can also affect the Company’s results.  The continued economic slowdown, or a worsening of economic conditions, could adversely affect the Company’s sales volume and overall performance.

Changes in the U.S. and global credit markets could adversely affect the Company’s business.
The current global financial crisis affecting the banking system and financial markets has resulted in a tightening in the credit markets with heightened lending standards and terms.  This recent turmoil in the credit markets poses various risks to the Company, including negatively impacting retailer and consumer confidence, limiting the Company’s customers’ access to credit markets and interfering with the normal commercial relationships between the Company and its customers.  Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

In addition, the current economic slowdown and credit crisis could lead to certain of the Company’s customers experiencing cash flow problems, which may force them into higher default rates or to file for bankruptcy protection which may increase the Company’s bad debt expense or further negatively impact the Company’s business.

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
The Company’s common stock is held by a relatively small number of shareholders.  The Florsheim family owns over 35% of the stock and one other institutional shareholder holds a significant block.  Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock.  Consequently, the Company has a small float and low average daily trading volume.  Future sales of substantial amounts of the Company’s common stock in the public market, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult to liquidate.

ITEM 1B        UNRESOLVED STAFF COMMENTS

None

ITEM 2           PROPERTIES

The following facilities were operated by the Company and its subsidiaries as of December 31, 2009:

		Owned/	Square
Location	Character	Leased	Footage	% Utilized
Glendale, Wisconsin	One story office	Owned	780,000	90%
	and distribution center

Montreal, Canada	Multistory office	Leased (1)	42,400	100%
	and distribution center

Florence, Italy	One story office	Leased (1)	19,400	100%
	and distribution center

Fairfield Victoria , Australia	Office and	Leased (1)	28,500	100%
	distribution center

Strydom Park, South Africa	Distribution center - Apparel	Leased (1)	3,700	100%

Strydom Park, South Africa	Distribution center - Footwear	Leased (1)	3,700	100%

Hong Kong, China	Office and distribution center	Leased (1)	13,000	100%

Shenzhen, China	Distribution center	Leased (1)	3,600	100%

(1) Not material leases.

In addition to the above-described office and distribution facilities, the Company operates retail shoe stores under various rental agreements.  All of these facilities are suitable and adequate for the Company’s current operations.  See Note 12 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3           LEGAL PROCEEDINGS

Not Applicable

ITEM 4           RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

			Served
Officer	Age	Office(s)	Since	Business Experience

Thomas W. Florsheim, Jr.	51	Chairman and Chief	1996	Chairman and Chief Executive
		Executive Officer
Officer of the Company – 2002 to present; President and Chief Executive Officer of the Company  — 1999 to 2002; President and Chief Operating Officer of the Company — 1996 to 1999; Vice President of the Company – 1988 to 1996

John W. Florsheim	46	President, Chief Operating Officer and Assistant Secretary	1996
President, Chief Operating Officer and Assistant Secretary of the Company – 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company – 1999 to 2002; Executive Vice President of the Company – 1996 to 1999; Vice President of the Company – 1994 to 1996

Peter S. Grossman	66	Senior Vice President, President, Nunn Bush Brand and Retail	1971	Senior Vice President of the Company – 2002 to present; Vice President of the Company – 1971 to 2002

John F. Wittkowske	50	Senior Vice President, Chief Financial Officer and Secretary	1993
Senior Vice President, Chief Financial Officer and Secretary of the Company – 2002 to present; Vice President, Chief Financial Officer and Secretary of the Company – 1995 to 2002; Secretary/Treasurer of the Company – 1993 to 1995

Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and
Chairman Emeritus Thomas W. Florsheim is their father.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the NASDAQ Stock Market LLC (NASDAQ) under the symbol “WEYS.”

COMMON STOCK DATA

	2009			2008
			Cash			Cash
	Stock Prices		Dividends	Stock Prices		Dividends
Quarter:	High	Low	Declared	High	Low	Declared
First	$33.21	$20.11	$0.14	$33.68	$25.00	$0.11
Second	$28.22	$21.34	$0.15	$31.28	$24.14	$0.14
Third	$24.94	$21.26	$0.15	$41.99	$25.81	$0.14
Fourth	$24.43	$21.66	$0.15	$34.70	$23.82	$0.14
			$0.59			$0.53

There were 214 holders of record of the Company's common stock as of March 1, 2010.

The stock prices shown above are the high and low actual trades on the NASDAQ for the calendar periods indicated.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2009 with the cumulative return on the NASDAQ Non-Financial Stock Index and the Russell 3000-RGS Textiles Apparel & Shoes Index.  The comparison assumes $100 was invested on December 31, 2004 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2004	2005	2006	2007	2008	2009

Weyco Group, Inc.	100	89	117	130	159	120
NASDAQ Non-Financial Stock Index	100	102	112	127	58	88
Russell 3000 – RGS Textiles Apparel & Shoes Index	100	105	136	104	67	106

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices.  In April 2000, May 2001 and again in February 2009 the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of a total of 4,000,000 additional shares. Therefore, 5,500,000 shares have been authorized for repurchase through December 31, 2009.  The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2009.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program

10/01/09 - 10/31/09	350	$22.00	350	1,387,068

11/01/09 - 11/30/09	1,323	$22.03	1,323	1,385,745

12/01/09 - 12/31/09	-	-	-	1,385,745

Total	1,673	$22.02	1,673

ITEM 6           SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information for the years ended December 31, 2005 through December 31, 2009.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2009	2008	2007	2006	2005
Net Sales	$225,305	$221,432	$232,616	$221,047	$209,469

Net earnings attributable to Weyco Group, Inc.	$12,821	$17,025	$22,901	$21,856	$19,401

Diluted earnings per share	$1.11	$1.45	$1.91	$1.81	$1.62	*

Weighted average diluted shares outstanding	11,510	11,757	12,013	12,094	11,966	*

Cash dividends per share	$0.59	$0.53	$0.42	$0.34	$.26 1/2	*

Total assets	$207,153	$190,640	$190,152	$189,623	$175,498

Bank borrowings	$-	$1,250	$550	$10,958	$9,553

*Share and per share amounts have been adjusted to reflect the two-for-one stock split distributed to shareholders on April 1, 2005.

ITEM 7           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a distributor of men’s casual, dress and fashion shoes.  The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” and “Stacy Adams.” Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars.  In the North American wholesale segment (“wholesale”), the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in the United States and Canada.  Licensing revenues are also included in the Company’s wholesale segment.  The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  The Company’s North American retail segment (“retail”) consisted of 36 Company-owned retail stores in the United States and an Internet business as of December 31, 2009.  Sales in retail outlets are made directly to consumers by Company employees.  The Company also has other wholesale and retail businesses overseas (“other”) which include the recently acquired businesses in Australia, South Africa, and Asia Pacific (“Florsheim Australia”) (see below and Note 3 of the Notes to Consolidated Financial Statements), and its wholesale and retail businesses in Europe.  In conjunction with the acquisition of Florsheim Australia, the Company reorganized its internal reporting structure and as such, recast its reportable segments (see Note 15 of the Notes to Consolidated Financial Statements).  Accordingly, all prior period amounts have been restated to conform to the current presentation.  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2009.  This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

OVERVIEW

In January 2009, the Company acquired a majority interest in a new subsidiary, Florsheim Australia Pty Ltd. (“Florsheim Australia”), which subsequently purchased the Florsheim wholesale and retail businesses in Australia, South Africa, and Asia Pacific.  The vast majority of this business is conducted under the Florsheim name, with a small amount of business under the Stacy Adams and Nunn Bush brand names.  The consolidated financial statements of Florsheim Australia have been included in the Company’s 2009 consolidated financial statements since the date of acquisition.  Net sales of Florsheim Australia included in the Company’s consolidated financial statements were $27.3 million for 2009.

The Company’s consolidated net sales in 2009 were $225.3 million, compared with $221.4 million and $232.6 million in 2008 and 2007, respectively.  Net earnings attributable to Weyco Group, Inc. in 2009 were $12.8 million, compared with $17.0 million and $22.9 million in 2008 and 2007, respectively.  Diluted earnings per share were $1.11 for 2009, compared with $1.45 and $1.91 in 2008 and 2007, respectively.

In the fourth quarter of 2008, the Company experienced a significant drop in sales volume across all of its business operations concurrent with the downturn in the economy, and retailers reacted by reducing their inventory to very low levels.  The depressed economic environment continued in 2009, and retailers kept their inventory levels low.  During 2009, the Company consciously made efforts to control costs, manage inventory levels and introduce new products that addressed a more value conscious consumer.  Although the Company’s year-over-year sales volumes were down the first three quarters of the year, some improvement was seen in the fourth quarter of 2009.  For the full year of 2009, wholesale net sales were down 9% and retail net sales were down 17% compared with 2008.  Other net sales were $34.6 million in 2009 compared with $7.7 million in 2008.  The increase was due primarily to the acquisition of Florsheim Australia in January 2009.

The Company’s cash and marketable securities totaled $76.8 million at December 31, 2009 compared with $57.6 million at December 31, 2009.  The Company had no outstanding debt at December 31, 2009 as compared with $1.25 million at December 31, 2008.

RESULTS OF OPERATIONS

2009 vs. 2008

Wholesale Segment Net Sales

Net sales in the Company’s wholesale segment for the years ended December 31, 2009 and 2008 were as follows:

	Wholesale Segment Net Sales
	Years ended December 31,
	2009	2008	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$48,951	$55,470	-12%
Nunn Bush	67,744	69,367	-2%
Florsheim	49,295	58,043	-15%
Total Wholesale	$165,990	$182,880	-9%
Licensing	2,683	4,284	-37%
Total Wholesale Segment	$168,673	$187,164	-10%

Wholesale net sales were down across all brands in 2009 compared with last year due to the recessionary economic environment which began in the fall of 2008.  Sales volumes were down in the first three quarters of 2009, with some improvement in the fourth quarter in comparison to last year.  The slowdown in consumer demand caused retailers to maintain leaner inventory levels in 2009 than they had the year earlier.  Sales in 2009 were also affected by the loss of business with retailers who have closed their doors, as well as a reduction of shipments to retailers based on credit risk.  Management believes the decreases at Stacy Adams were due to reduced consumer spending on fashion-oriented products this year.  Management believes Nunn Bush sales, although down, performed well in 2009, despite the challenging economic climate this year due to its position as a moderately priced brand in mid-tier department stores.  Florsheim sales were down due to the opposite impact of the consumer behavior discussed for Nunn Bush, as it competes at the higher end of the pricing matrix in mid-tier department and chain stores, and suffered as consumers “traded down” to lower priced products.

Licensing revenues consist of royalties earned on sales of Stacy Adams apparel and accessories in the United States, on sales of Florsheim specialty footwear and accessories in the United States and on sales of Florsheim footwear in Mexico and certain overseas markets.  In 2009, the Company’s licensing revenues decreased, primarily as a result of the acquisition of Florsheim Australia this year  and also due to a general trend of lower sales of the Company’s licensed products in the current difficult retail environment.

Retail Segment Net Sales

Retail net sales in 2009 were $22.0 million, down 17% from $26.5 million in 2008.  The decrease reflects the particularly challenging retail environment in 2009.  There were two fewer stores in 2009 compared with 2008.  Same store sales in 2009 were down 8% compared with 2008.  Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Other Net Sales

The Company’s “other” category includes the Company’s operations in Australia, South Africa, Asia Pacific and Europe.  In 2009, net sales of the Company’s other operations were $34.6 million, as compared with $7.7 million in 2008.  The increase is due to the addition of Florsheim Australia in January 2009, which contributed net sales of $27.3 million in 2009.

Gross Earnings and Cost of Sales

The Company’s overall gross earnings as a percent of net sales were 37.5% in 2009 and 36.6% in 2008.  Overall gross earnings as a percent of net sales were positively impacted in 2009 by the acquisition of Florsheim Australia.  Florsheim Australia has a higher component of retail versus wholesale sales and therefore, its overall margins are higher and increase the Company’s overall gross earnings as a percent of net sales.  Wholesale gross earnings as a percent of net sales were virtually flat at 30.5% in 2009 compared with 30.4% in 2008.  Retail gross earnings as a percent of net sales were 64.1% compared with 65.8% in 2008, primarily a result of increased discounts and promotions due to the challenging retail environment in 2009.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  The Company’s distribution costs for the years ended December 31, 2009 and 2008 were $7.9 million and $7.4 million, respectively. These costs were included in selling and administrative expenses.  Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation.  Overall selling and administrative expenses were $67.7 million in 2009, up $11.1 million compared with $56.6 million in 2008 and were 30.0% of net sales in 2009 compared with 25.6% in 2008.  The increase was primarily due to the addition of Florsheim Australia in 2009.  Florsheim Australia’s selling and administrative expenses were $12.5 million in 2009 and included $400,000 of one-time acquisition costs.

Wholesale selling and administrative expenses were down approximately $670,000 in 2009 compared with 2008.  The decrease was primarily due to lower salaries, salesmen’s commissions and advertising costs partially offset by increased pension and stock-based compensation expense.  Retail selling and administrative expenses were down approximately $700,000 in 2009 compared with 2008. This decrease reflects two fewer stores this year as compared with last year partially offset by a $1.1 million charge to recognize the impairment of certain retail fixed assets (see Note 2 of the Notes to Consolidated Financial Statements).

Wholesale selling and administrative expenses as a percent of net wholesale sales were 22.1% in 2009 compared with 20.5% in 2008.  Retail selling and administrative expenses were 70.9% of net retail sales in 2009 compared with 61.5% in 2008.  The increases this year in selling and administrative expenses as a percent of sales in both the wholesale and retail segments was mainly a result of the impact of lower sales volume in the current year, as many of the Company’s selling and administrative costs are fixed in nature.

Interest

The majority of the Company’s interest income is from its investments in marketable securities.  Interest income for 2009 was down $166,000 compared with 2008.

Other Income and Expense

Other income and expense for 2009 was $1.4 million of income compared with $21,000 of expense in 2008.  The increase in 2009 was primarily due to foreign currency exchange gains on intercompany loans.

Provision for Income Taxes

The effective tax rate for 2009 was 34.7% compared with 35.6% in 2008.  The decrease in 2009 was primarily due to a higher portion of municipal bond income relative to total earnings in 2009.

2008 vs. 2007

Wholesale Segment Net Sales

Net sales in the Company’s wholesale segment for the years ended December 31, 2008 and 2007 were as follows:

	Wholesale Segment Net Sales
	Years ended December 31,
	2008	2007	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$55,470	$57,444	-3%
Nunn Bush	69,367	68,644	1%
Florsheim	58,043	66,232	-12%
Total Wholesale	$182,880	$192,320	-5%
Licensing	4,284	4,087	5%
Total Wholesale Segment	$187,164	$196,407	-5%

During the fourth quarter of 2008, all three of the Company’s brands suffered sales volume losses due to the downturn in the economy, which had a significant impact on the annual performance of each brand.  In addition, the 2008 decrease in Stacy Adams’ net sales reflected lower sales throughout the year to independent shoe and apparel retailers.  Stacy Adams relies on sales to smaller independent shoe and apparel retailers more than the Company’s other brands, and this trade class struggled in the retail environment over the past several years.  In response to this trend, the Company increased its Stacy Adams distribution with department stores and chain stores, which offset a portion of the loss in volume with the independent retailers.  Nunn Bush outperformed the Company’s other two brands in 2008 compared with 2007 from a sales volume standpoint, primarily due to its strong position in the mid-tier market, which benefited from consumers moving away from higher-priced products.  The Company’s Florsheim brand experienced the opposite impact of this consumer behavior in 2008, and its net sales decreased, as it is priced at the higher end of the pricing matrix in many of the mid-tier stores.

Licensing revenues increased in 2008.  Licensing revenues result from licensee sales of Stacy Adams and Florsheim branded products in the United States, and Florsheim footwear overseas.  Licensee sales of Stacy Adams branded products decreased in 2008, as independent footwear and apparel retailers, who are an important trade class for Stacy Adams branded products, struggled in the retail environment over the past several years.  However, Stacy Adams licensing revenues increased in 2008, as the Company terminated its agreement with its licensing agent, to whom it had previously paid a portion of the licensing revenues.  The services performed by the licensing agent are now handled in-house and the related costs are included in selling and administrative expenses and offset a portion of the licensing revenues.  Licensing revenues from the sale of Florsheim branded products and footwear were flat in 2008 compared with 2007.

Retail Segment Net Sales

In 2008, retail net sales were $26.5 million, down 7% from $28.6 million in 2007.  The decrease resulted from the general pullback in consumer spending during the poor economic climate in the latter part of 2008.  During 2008, the Company closed two stores in the United States and closed another store in the first week of January 2009.  These three stores generated approximately $2.6 million in sales in 2008.  In 2007, the Company opened five new stores and closed one store in the United States.  Same store sales in 2008 decreased 9% compared with 2007.  Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Gross Earnings and Cost of Sales

Consolidated gross earnings as a percent of net sales were 36.6% in 2008 and 38.4% in 2007. Wholesale gross earnings as a percent of net sales were 30.4% in 2008 compared with 32.6% in 2007.  The decrease was principally due to higher product costs.  Retail gross earnings as a percent of net sales were 65.8%, down 60 basis points from 66.4% in 2007, primarily due to the challenging retail environment in 2008.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  The Company’s distribution costs for the years ended December 31, 2008 and 2007 were $7.4 million and $7.1 million, respectively. These costs were included in selling and administrative expenses.  Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

Selling and Administrative Expenses

The Company’s selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, rent and depreciation.  In 2008, the Company’s overall selling and administrative expenses were 25.6% of net sales compared with 23.8% in 2007.  Wholesale selling and administrative expenses were up approximately $100,000 in 2008 compared with 2007.  While bad debt expense was up $680,000 in 2008 due to the bankruptcy filings of several of the Company’s accounts, salary expense and wholesale salesmen’s commissions were down in 2008.  Wholesale selling and administrative expenses as a percent of net wholesale sales were 20.5% in 2008 compared with 19.4% in 2007, which reflects the fixed nature of the majority of the Company’s wholesale expenses.  Retail selling and administrative expenses were 61.5% of net sales in 2008 compared with 52.6% in 2007.  This increase was due partially to higher operating expenses, particularly rent and occupancy costs.  Also, the reduced volume in 2008 did not cause a corresponding decrease in retail operating costs, as many of these costs are fixed.

Interest and Taxes

The majority of the Company’s interest income is from its investments in marketable securities.  Interest income for 2008 was down $143,000 compared with 2007.  In 2008, interest expense improved by $291,000 compared with 2007 due to lower average borrowings in 2008.

The effective tax rate for 2008 was 35.6% compared with 36.3% in 2007.  The 2008 decrease primarily resulted from higher interest income earned on municipal bonds relative to taxable income in 2008.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated $34.0 million at December 31, 2009 and $18.1 million at December 31, 2008.  During 2009, the Company’s primary source of cash was from operations, while its primary uses of cash were for the acquisition of Florsheim Australia and dividend payments.

The Company generated $37.9 million in cash from operating activities in 2009, compared with $15.7 million and $24.2 million in 2008 and 2007, respectively.  Fluctuations in net cash from operating activities have resulted mainly from changes in net earnings and operating assets and liabilities, specifically yearend inventory and accounts receivable balances.  In 2009, almost half of the cash generated from operations was due to reductions in inventories since the beginning of the year. Yearend inventory balances fluctuate as the Company carefully manages its inventory levels as inventory requirements and projections change.   The changes in accounts receivable balances reflect fluctuations in sales volume.  The Company’s capital expenditures were $1.3 million, $2.2 million and $2.7 million in 2009, 2008 and 2007, respectively.  Capital expenditures in 2010 are expected to be $1-2 million.

The Company’s Board of Directors has continued to increase dividends per share each year, and the Company paid cash dividends of $6.6 million, $5.7 million and $4.7 million in 2009, 2008 and 2007, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  In 2009, the Company repurchased 117,837 shares for a total cost of $2.6 million.  In February 2009, the Company’s Board of Directors authorized the repurchase of an additional 1.0 million shares of its common stock under its repurchase program.  At December 31, 2009, the total shares available to purchase under the program was approximately 1.4 million shares.

The Company had no outstanding debt at December 31, 2009 under its $50 million line of credit.  The line of credit includes a minimum net worth covenant, which the Company was in compliance with at  December 31, 2009.  This borrowing facility expires April 30, 2010, and the Company intends to extend it an additional year at that time.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2010.  Management continues to evaluate ways to best utilize the Company’s cash including continued repurchases of the Company’s stock, increased dividends and potential acquisitions.

Off-Balance Sheet Arrangements
The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments
The Company’s significant contractual obligations are its supplemental pension plan and its operating leases, which are discussed further in the Notes to Consolidated Financial Statements.  The Company also has significant obligations to purchase inventory.  The pension obligations are recorded on the Company’s Consolidated Balance Sheets.  Future obligations under operating leases are disclosed in Note 12 of the Notes to Consolidated Financial Statements.  The table below provides summary information about these obligations as of December 31, 2009.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Pension obligations	$10,240	$407	$812	$838	$8,183
Operating leases	36,821	7,458	12,235	9,998	7,130
Purchase obligations*	39,599	39,599	-	-	-
Total	$86,660	$47,464	$13,047	$10,836	$15,313

*  Purchase obligations relate entirely to commitments to purchase inventory.

OTHER

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements.  As disclosed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.  The following policies are considered by management to be the most critical in understanding the significant accounting estimates inherent in the preparation of the Company’s financial statements and the uncertainties that could impact the Company’s results of operations, financial position and cash flows.

Sales Returns, Sale Allowances and Doubtful Accounts
The Company records reserves for sales returns, sales allowances and accounts receivable balances that will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions.  The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts.  The Company evaluates the reserves and the estimation process and makes adjustments when appropriate.  Historically, losses have been within the Company’s expectations.  Changes in these reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates.  These changes could impact the Company’s results of operations, financial position and cash flows.

Pension Plan Accounting
The Company’s pension expense and corresponding obligation are determined on an actuarial basis and require certain actuarial assumptions.  Management believes the two most critical of these assumptions are the discount rate and the expected rate of return on plan assets.  The Company evaluates its actuarial assumptions annually on the measurement date (December 31) and makes modifications based on such factors as market interest rates and historical asset performance.  Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Discount Rate – Pension expense and projected benefit obligation both increase as the discount rate is reduced.  See Note 10 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 and the funded status at December 31, 2009 and 2008.  The rates are based on the plan’s projected cash flows.  The Company utilizes the cash flow matching method which discounts each year’s projected cash flows at the associated spot interest rate back to the measurement date.  A 0.5% decrease in the discount rate would increase annual pension expense and the projected benefit obligation by approximately $335,000 and $2.9 million, respectively.

Expected Rate of Return - Pension expense increases as the expected rate of return on pension plan assets decreases.  In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns.  The Company utilized an expected rate of return on plan assets of 8.0% in 2009, 2008 and 2007.  This rate was based on the Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash:  0% - 20%.  A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $112,000.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates.  To reduce the risk from changes in foreign exchange rates, the Company selectively uses forward exchange contracts.  The Company does not hold or issue financial instruments for trading purposes.  The Company does not have significant market risk on its marketable securities as those investments consist of high-grade securities and are held to maturity.  The Company has reviewed its portfolio of investments as of December 31, 2009 and has determined that no other-than-temporary market value impairment exists.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers and its intercompany loans with Florsheim Australia.  Forward exchange contracts are used to partially hedge against the earnings effects of such fluctuations.  Based on the Company’s Canadian derivative instruments outstanding as of December 31, 2009, a 10% change in the Canadian exchange rate would not have a material effect on the Company’s financial position, results of operations or cash flows.  Based on the Company’s outstanding intercompany loans with Florsheim Australia at December 31, 2009, a 10% change in the Australian exchange rate would not have a material effect on the Company’s financial position, results of operations or cash flows.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit.  As of December 31, 2009, there were no outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2009 was $25,000.  A 10% increase in the Company’s weighted average interest rate on borrowings would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has excluded its Florsheim Australia operations from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in 2009.  The total assets and total net sales of these operations represented approximately 8% and 12%, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2009.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2009 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2009.  We have also audited the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Florsheim Australia Pty Ltd which was acquired on January 23, 2009 and whose financial statements constitute 8% of total assets and 12% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2009.  Accordingly, our audit did not include the internal control over financial reporting at Florsheim Australia Pty Ltd.  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
March 9, 2010

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share amounts)

Net Sales	$225,305	$221,432	$232,616
Cost of Sales	140,829	140,294	143,199
Gross earnings	84,476	81,138	89,417

Selling and administrative expenses	67,696	56,639	55,285
Earnings from operations	16,780	24,499	34,132

Interest income	1,850	2,016	2,159
Interest expense	(26)	(62)	(353)
Other income and expense, net	1,406	(21)	25

Earnings before provision for income taxes	20,010	26,432	35,963

Provision for income taxes	6,940	9,407	13,062

Net earnings	13,070	17,025	22,901

Net earnings attributable to noncontrolling interest	249	-	-

Net earnings attributable to Weyco Group, Inc.	$12,821	$17,025	$22,901

Basic earnings per share	$1.14	$1.49	$1.98
Diluted earnings per share	$1.11	$1.45	$1.91

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS  As of December 31, 2009 and 2008

	2009	2008
	(in thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$30,000	$11,486
Marketable securities, at amortized cost	3,954	6,623
Accounts receivable, less reserves of $2,658 and $3,180, respectively	33,020	29,873
Accrued income tax receivable	-	2,226
Inventories	40,363	47,012
Deferred income tax benefits	-	579
Prepaid expenses and other current assets	3,922	3,678
Total current assets	111,259	101,477

Marketable securities, at amortized cost	42,823	39,447
Deferred income tax benefits	2,261	736
Other assets	13,070	10,069
Property, plant and equipment, net	26,872	28,043
Trademark	10,868	10,868
Total assets	$207,153	$190,640

LIABILITIES & EQUITY:
Short-term borrowings	$-	$1,250
Accounts payable	9,202	7,494
Dividend payable	1,693	1,589
Accrued liabilities:
Wages, salaries and commissions	2,824	1,772
Taxes other than income taxes	747	750
Other	4,275	3,968
Accrued income taxes	1,241	-
Deferred income tax liabilities	295	-
Total current liabilities	20,277	16,823

Long-term pension liability	18,533	15,160

Equity:
Common stock, $1.00 par value, authorized 20,000,000 shares in
2009 and 2008, issued and outstanding 11,333,170 shares in
2009 and 11,353,121 shares in 2008	11,333	11,353
Capital in excess of par value	16,788	15,203
Reinvested earnings	146,241	142,617
Accumulated other comprehensive loss	(10,066)	(10,516)
Total Weyco Group, Inc. equity	164,296	158,657
Noncontrolling interest	4,047	-
Total equity	168,343	158,657
Total liabilities and equity	$207,153	$190,640

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY For the years ended December 31, 2009, 2008 and 2007
(In thousands, except per share amounts)

	Common Stock	Class B Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Comprehensive Income
Balance, December 31, 2006	$9,129	$2,585	$7,576	$134,265	$(5,382)	$-
Comprehensive Income:
Net earnings	-	-	-	22,901	-	-	$22,901
Foreign currency translation adjustments	-	-	-	-	(92)	-	(92)
Pension liability adjustment (net of tax of $726)	-	-	-	-	1,135	-	1,135
Total Comprehensive Income							$23,944

Cash dividends declared ($.42 per share)	-	-	-	(4,872)	-	-
Conversions of Class B common stock to common stock	2,585	(2,585)	-	-	-	-
Stock options exercised	182	-	1,672	-	-	-
Issuance of restricted stock	20	-	(20)	-	-	-
Restricted stock forfeited	(3)	-	3	-	-	-
Stock-based compensation expense	-	-	316	-	-	-
Income tax benefit from stock options exercised and vesting of restricted stock	-	-	1,241	-	-	-
Shares purchased and retired	(379)	-	-	(9,546)	-	-
Adjustments to initially adopt uncertain tax position guidance	-	-	-	27	-	-
Balance, December 31, 2007	$11,534	$-	$10,788	$142,775	$(4,339)	$-
Comprehensive Income:
Net earnings	-	-	-	17,025	-	-	$17,025
Foreign currency translation adjustments	-	-	-	-	(665)	-	(665)
Pension liability adjustment (net of tax of $3,524)	-	-	-	-	(5,512)	-	(5,512)
Total Comprehensive Income							$10,848

Cash dividends declared ($.53 per share)	-	-	-	(6,057)	-	-
Stock options exercised	213	-	1,978	-	-	-
Issuance of restricted stock	20	-	(20)	-	-	-
Restricted stock forfeited	(1)	-	1	-	-	-
Stock-based compensation expense	-	-	609	-	-	-
Income tax benefit from stock options exercised and vesting of restricted stock	-	-	1,847	-	-	-
Shares purchased and retired	(413)	-	-	(11,126)	-	-
Balance, December 31, 2008	$11,353	$-	$15,203	$142,617	$(10,516)	$-
Comprehensive Income:
Net earnings	-	-	-	12,821	-	249	$13,070
Foreign currency translation adjustments	-	-	-	-	1,440	641	2,081
Pension liability adjustment (net of tax of $633)	-	-	-	-	(990)	-	(990)
Total Comprehensive Income							$14,161

Issuance of subsidiary shares to
noncontrolling interest	-	-	-	-	-	3,157
Cash dividends declared ($.59 per share)	-	-	-	(6,682)	-	-
Stock options exercised	85	-	596	-	-	-
Issuance of restricted stock	12	-	(12)	-	-	-
Stock-based compensation expense	-	-	877	-	-	-
Income tax benefit from stock options exercised and vesting of restricted stock	-	-	124	-	-	-
Shares purchased and retired	(117)	-	-	(2,515)	-	-
Balance, December 31, 2009	$11,333	$-	$16,788	$146,241	$(10,066)	$4,047

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$13,070	$17,025	$22,901
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	2,948	2,631	2,484
Amortization	93	114	90
Deferred income taxes	(18)	436	80
Stock-based compensation	877	609	316
Net foreign currency transaction (gains) losses	(1,339)	-	-
Impairment of property, plant and equipment	1,110	-	-
Pension contribution	(1,000)	(1,000)	-
Pension expense	2,986	1,378	1,359
Net losses (gains) on sale of assets	13	141	(15)
Increase in cash surrender value of life insurance	(507)	(566)	(681)
Change in operating assets and liabilities -
Accounts receivable	2,917	6,092	(5,323)
Inventories	15,758	(2,380)	6,369
Prepaids and other current assets	(1,153)	(348)	(1,555)
Accounts payable	(231)	(3,047)	(1,858)
Accrued liabilities and other	(1,089)	(2,400)	(685)
Accrued income taxes	3,467	(2,941)	670
Net cash provided by operating activities	37,902	15,744	24,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses	(9,320)	-	-
Life insurance premiums paid	(155)	(155)	-
Purchase of marketable securities	(8,073)	(3,069)	(8,406)
Proceeds from maturities of marketable securities	7,273	5,820	1,343
Purchase of property, plant and equipment	(1,318)	(2,178)	(2,727)
Proceeds from sales of property, plant and equipment	2	4	77
Net cash (used for) provided by investing activities	(11,591)	422	(9,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	1,314	-	-
Cash dividends paid	(6,578)	(5,738)	(4,656)
Shares purchased and retired	(2,633)	(11,539)	(9,924)
Proceeds from stock options exercised	683	2,191	1,853
Net (repayments) borrowings under revolving credit agreement	(1,250)	700	(10,408)
Income tax benefits from share-based compensation	124	1,847	1,241
Net cash used for financing activities	(8,340)	(12,539)	(21,894)

Effect of exchange rate changes on cash	543	-	-

Net increase (decrease) in cash and cash equivalents	$18,514	$3,627	$(7,455)

CASH AND CASH EQUIVALENTS at beginning of year	11,486	7,859	15,314

CASH AND CASH EQUIVALENTS at end of year	$30,000	$11,486	$7,859

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,055	$9,996	$10,901
Interest paid	$28	$62	$400

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

1.  NATURE OF OPERATIONS

Weyco Group, Inc. is a distributor of men’s casual, dress and fashion shoes.  The Company’s principal brands include “Florsheim”, “Nunn Bush” and “Stacy Adams.”  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. In the North American wholesale segment (“wholesale”), the Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale division.  As of December 31, 2009, the Company’s North American retail segment (“retail”) consisted of 36 Company-owned retail stores in the United States and an Internet business.  Sales in retail outlets are made directly to consumers by Company employees.  The Company also has other wholesale and retail businesses overseas (“other”) which includes the recently acquired businesses in Australia, South Africa, and Asia Pacific (see Note 3), and its wholesale and retail businesses in Europe.  In conjunction with the acquisition, the Company reorganized its internal reporting structure and as such, recast its reportable segments (see Note 15).  Accordingly, all prior period amounts have been restated to conform to the current presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation  -  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include all of the Company’s majority-owned subsidiaries.

Use of Estimates  -  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.  Actual results could differ from those estimates.

Cash and Cash Equivalents  -  The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.  At December 31, 2009 and 2008, the Company’s cash and cash equivalents included investments in money market accounts and cash deposits at various banks.

Inventories  -  Inventories are valued at cost, which is not in excess of market.  The majority of inventories are determined on a last-in, first-out (LIFO) basis.  Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs.  The Company takes title to product at the time of shipping. See Note 6.

Property, Plant and Equipment and Depreciation  -  Property, plant and equipment are stated at cost.  Plant and equipment are depreciated using primarily the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 10 years; furniture and fixtures, 5 to 7 years.

Impairment of Long-Lived Assets  -  Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable.    Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  To derive the fair value, the Company utilizes the income approach and the fair value determined is categorized as Level 3 in the fair value hierarchy.  The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital.  For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  In 2009, in conjunction with the Company’s impairment review, the Company’s retail segment recognized an impairment charge of $1.1 million which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings.  In fiscal 2008 and 2007, there were no adjustments to the carrying value of any of the Company’s property, plant and equipment.

The Company’s trademark intangible asset has an indefinite useful life and is tested for impairment annually on December 31 in accordance with Accounting Standards Codification (ASC) 350, Intangibles –Goodwill and Other.  The Company uses a discounted cash flow methodology to determine the fair value of the trademark, and a loss would be recognized if the carrying value exceeded the fair value.  In fiscal 2009, 2008 and 2007, there were no adjustments to the carrying value of the Company’s indefinite lived assets.

Income Taxes  -  Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. See Note 11.

Noncontrolling Interest  -  The Company’s noncontrolling interest is accounted for under ASC 810, Consolidation and represents the minority shareholders’ ownership interest related to the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific.  See Note 3.  In accordance with ASC 810, the Company reports its noncontrolling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net earnings attributable to the noncontrolling interest and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings.

Revenue Recognition  -  Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company.  Sales to independent dealers are recorded at the time of shipment to those dealers.  Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers.  All product sales are recorded net of estimated allowances for returns and discounts.  The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions.  The Company evaluates the reserves and the estimation process and makes adjustments when appropriate.  Revenue from third-party licensing agreements is recognized in the period earned.  Licensing revenues were $2.7 million in 2009, $4.3 million in 2008 and $4.1 million in 2007.

Shipping and Handling Fees  -  The Company classifies shipping and handling fees billed to customers as revenues.  The related shipping and handling expenses incurred by the Company are included in selling and administrative expenses and totaled $1.4 million for each of 2009, 2008 and 2007.

Cost of Sales – The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses  -  Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation.  Distribution costs included in selling and administrative expenses in 2009, 2008 and 2007 were $7.9 million, $7.4 million and $7.1 million, respectively.

Advertising Costs  -  Advertising costs are expensed as incurred.  Total advertising costs were $8.2 million, $7.5 million and $7.6 million in 2009, 2008 and 2007, respectively.  All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $4.2 million, $3.4 million and $3.0 million for 2009, 2008 and 2007, respectively.

Foreign Currency Translation  -  The Company accounts for currency translation in accordance with ASC 830, Foreign Currency Matters under which non-U.S. subsidiaries’ balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end and income and expense accounts are translated at the weighted average rates of exchange in effect during the year.  Translation adjustments resulting from this process are recognized as a separate component of accumulated other comprehensive loss, which is a component of equity.

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other income and expense, net, in the Consolidated Statements of Earnings.  Net foreign currency transaction gains totaled approximately $1.3 million in 2009.  In 2008 and 2007, there were no material foreign currency transaction gains or losses.

Earnings Per Share  -  Basic earnings per share excludes any dilutive effects of options to purchase common stock.  Diluted earnings per share includes any dilutive effects of options to purchase common stock.  See Note 14.

Comprehensive Income  -  Comprehensive income includes net earnings and changes in accumulated other comprehensive income (loss).  The Company has chosen to report comprehensive income and accumulated other comprehensive income (loss) in the Consolidated Statements of Equity.  The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2009	2008
	(Dollars in thousands)
Foreign currency translation adjustments	$1,121	$(319)
Pension liability, net of tax	(11,187)	(10,197)
Total accumulated other comprehensive loss	$(10,066)	$(10,516)

The noncontrolling interest as recorded on the Consolidated Balance Sheets at December 31, 2009 included foreign currency translation adjustments of $641,000.

Stock-Based Compensation  -  At December 31, 2009, the Company has two stock-based employee compensation plans, which are described more fully in Note 16.  The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation.

Concentration of Credit Risk -  The Company had one individual customer accounts receivable balance outstanding that represented 17% and 16% of the Company’s gross accounts receivable balance at December 31, 2009 and 2008, respectively.  During 2009, 2008 and 2007, this customer represented 13%, 14% and 12% of the Company’s net sales, respectively.

Recent Accounting Pronouncements  –  In December 2007, the Financial Accounting Standards Board (FASB) issued accounting guidance updating ASC 805, Business Combinations and ASC 810, Consolidation.  The new guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date.  Additionally, acquisition-related transaction and restructuring costs under the new rules are to be expensed rather than treated as acquisition costs and included in the amount recorded for assets acquired. The new standard on noncontrolling interests requires that the Company report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements and report both net earnings attributable to noncontrolling interests and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings.  These new accounting standards were effective for the Company on January 1, 2009.  Accordingly, the Company’s January 2009 majority interest acquisition of its Australia, Asia Pacific and South Africa licensees were accounted for under these new standards in 2009.  See Note 3.

In June 2009, the FASB issued further new accounting guidance under ASC 810, Consolidation which introduces a requirement to perform ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance will be effective for the Company beginning January 1, 2010.  The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued authoritative guidance to ASC 820, Fair Value Measurements and Disclosures which provided a one year deferral of the effective date of the fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of this fair value guidance for nonfinancial assets and nonfinancial liabilities on January 1, 2009 and did not elect the fair value option for any of its nonfinancial assets or nonfinancial liabilities.  Accordingly, the adoption had no impact to the Company’s earnings, financial position or cash flows. See Note 4.

In April 2009, the FASB issued new authoritative accounting guidance under ASC 320, Investments – Debt and Equity Securities which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings.  The Company adopted this guidance in 2009, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events which requires entities to evaluate subsequent events through the date financial statements are issued.  It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the consolidated financial statements were issued.  Recognized subsequent events are required to be recognized in the consolidated financial statements, and non-recognized subsequent events are required to be disclosed.  The Company adopted ASC 855 upon issuance.  This standard had no impact on the Company’s earnings, financial position or cash flows.  See Note 19.

3.  ACQUISITION

In January 2009, the Company acquired a majority interest in a new subsidiary, Florsheim Australia Pty Ltd (“Florsheim Australia”), which subsequently purchased the Florsheim wholesale and retail businesses in Australia, South Africa and Asia Pacific.  The vast majority of this business is conducted under the Florsheim name, with a small amount of business under the Stacy Adams and Nunn Bush brand names.  These businesses were previously licensed by the Company to a third party, from whom the Company had collected approximately $1 million of royalty income annually.

On January 20, 2009, the Company contributed $3.5 million for a majority interest in the newly formed entity, Florsheim Australia.  The noncontrolling party contributed $1.3 million in cash and $1.9 million of non-cash consideration to the entity.

On January 23, 2009, Florsheim Australia acquired the operating assets and certain liabilities related to the Florsheim business from Figgins Holdings Pty Ltd, the former Australian licensee, and acquired the stock of Florsheim South Africa Pty Ltd and Florsheim Asia Pacific Ltd, the Company’s other licensees, for total consideration of approximately $9.3 million.  Florsheim Australia financed the acquisition with cash generated from the aforementioned equity contributions and proceeds from intercompany loans from the Company.  The acquisition included both wholesale and retail businesses, with 24 Florsheim retail stores in Australia, one Florsheim retail store in New Zealand and one retail store in Macau.  The acquisition has been accounted for in these financial statements as a business combination under ASC 805, Business Combinations and the noncontrolling interest has been accounted for and reported in accordance with ASC 810, Consolidation.  Accordingly, the allocation of total consideration transferred was completed during 2009 and was as follows: accounts receivable, $4.7 million; inventory, $7.0 million; fixed assets, $1.2 million; and other assets and liabilities, net, ($3.6) million.  There were no material intangible assets related to this acquisition.  The consolidated financial statements of Florsheim Australia for the period of January 23 through December 31, 2009 have been included in the Company’s consolidated financial statements.  Acquisition costs of $400,000 were expensed and included in selling and administrative expenses in 2009.  Additional disclosures prescribed by ASC 805 have not been provided as the acquisition was not material to the Company’s consolidated financial statements.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted the FASB’s updated accounting standards to ASC 820, Fair Value Measurements and Disclosures, which provides a single definition of fair value and a common framework for measuring fair value, as well as new disclosure requirements for fair value measurements used in financial statements.  ASC 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements.  The ASC 820 requirements for certain nonfinancial assets and nonfinancial liabilities were deferred until January 1, 2009 for the Company.  See Note 2.  Although the implementation of ASC 820 had no impact on the Company’s consolidated financial statements as of December 31, 2009, it does result in expanded disclosures regarding fair value measurements as discussed below and in Notes 5 and 10.  ASC 820 establishes a three-level hierarchy for fair value measurements based upon the sources of data and assumptions used to develop the fair value measurements.  The three hierarchy levels are broken down as follows:

Level 1 - unadjusted quoted market prices in active markets for identical assets or liabilities that are publicly accessible.

Level 2 - quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

Level 3 - unobservable inputs that reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants.

The carrying amounts of all short-term financial instruments, except marketable securities, approximate fair value due to the short-term nature of those instruments.  Marketable securities are carried at amortized cost. The fair value disclosures of marketable securities are Level 2 valuations as defined by ASC 820, consisting of quoted prices for identical or similar assets in markets that are not active.  See Note 5.

5.  INVESTMENTS

All of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities as the Company has the intent and ability to hold all security investments to maturity.

Below is a summary of the amortized cost and estimated market values of investment securities as of December 31, 2009 and 2008.  The estimated market values provided are Level 2 valuations as defined by ASC 820.  See Note 4.

	2009		2008
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$3,954	$4,005	$6,623	$6,667
Due from one through five years	28,227	29,438	24,020	24,072
Due from six through ten years	14,596	15,105	15,427	15,486
Total	$46,777	$48,548	$46,070	$46,225

The unrealized gains and losses on investment securities at December 31, 2009 and 2008 were:
	2009		2008
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$1,798	$27	$523	$368

The Company has reviewed its portfolio of investments as of December 31, 2009 and has determined that no other-than-temporary market value impairment exists.

6.  INVENTORIES

At December 31, 2009 and 2008, inventories consisted of:

	2009	2008
	(Dollars in thousands)
Finished shoes	$55,138	$61,955
LIFO reserve	(14,775)	(14,943)
Total inventories	$40,363	$47,012

Finished shoes included inventory in-transit of $11.3 million and $13.6 million as of December 31, 2009 and 2008, respectively.  At December 31, 2009, approximately 85% of the Company’s inventories were valued by the LIFO method of accounting while approximately 15% were valued by the FIFO method of accounting.  At December 31, 2008, all of the Company’s inventories were valued by the LIFO method of accounting.  During 2009 inventory quantities were reduced, which resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of fiscal 2009 purchases.  The effect of the liquidation increased cost of goods sold by $745,000 during 2009.  In both 2008 and 2007, there were liquidations of LIFO inventory quantities which resulted in immaterial decreases in cost of goods sold during those years.

7. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2009 and 2008, property, plant and equipment consisted of:

	2009	2008
	(Dollars in thousands)
Land and land improvements	$2,693	$2,693
Buildings and improvements	19,719	19,719
Machinery and equipment	17,169	16,766
Retail fixtures and leasehold improvements	10,042	9,478
Property, plant and equipment	49,623	48,656
Less: Accumulated depreciation	(22,751)	(20,613)
Property, plant and equipment, net	$26,872	$28,043

8.  OTHER ASSETS

Other assets included the following amounts at December 31, 2009 and 2008:

	2009	2008
	(Dollars in thousands)
Cash surrender value of life insurance	10,701	10,039
Other	2,369	30
Total other assets	$13,070	$10,069

9.   SHORT-TERM BORROWINGS

At December 31, 2009, the Company had a 364-day $50 million unsecured revolving line of credit with a bank expiring April 30, 2010.  The line of credit allows for the issuance of up to $25 million in non-rated commercial paper at market interest rates and additional bank borrowings at a rate of LIBOR plus 200 basis points.  The line of credit includes a minimum net worth covenant.  As of December 31, 2009, the Company was in compliance with the covenant.  The Company had no outstanding borrowings under the line of credit at December 31, 2009.   At December 31, 2008, outstanding borrowings under a prior $50 million line of credit were $1.25 million with an average interest rate of 2.29%.

10.  EMPLOYEE RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all employees, as well as an unfunded supplemental pension plan for key executives.  Retirement benefits are provided based on employees’ years of credited service and average earnings or stated amounts for years of service.  Normal retirement age is 65 with provisions for earlier retirement. The plan also has provisions for disability and death benefits.  The Company’s funding policy for the defined benefit pension plan is to make contributions to the plan such that all employees’ benefits will be fully provided by the time they retire.  Plan assets are stated at market value and consist primarily of equity securities and fixed income securities, mainly U.S. government and corporate obligations.

The Company follows ASC 715, Compensation – Retirement Benefits which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income.  In addition, ASC 715 requires employers to measure the funded status of its plans as of the date of its yearend statement of financial position.  ASC 715 also requires additional disclosures regarding amounts included in accumulated other comprehensive income (loss).

The Company has historically and will continue to use a yearend measurement date for all of its pension plans.

The Company’s pension plan’s weighted average asset allocation at December 31, 2009 and 2008, by asset category, was as follows:

	Plan Assets at December 31,
	2009	2008
Asset Category:
Equity Securities	48%	44%
Fixed Income Securities	40%	44%
Other	12%	12%
Total	100%	100%

The Company has a Retirement Plan Committee, consisting of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, to manage the operations and administration of all benefit plans and related trusts.  The committee has an investment policy for the pension plan assets that establishes target asset allocation ranges for the above listed asset classes as follows:  equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash: 0% - 20%.  On a semi-annual basis, the committee reviews progress towards achieving the pension plan’s performance objectives.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

Assumptions used in determining the funded status at December 31, 2009 and 2008 were:

	2009	2008
Discount rate	5.95%	6.20%
Rate of compensation increase	4.5%	4.5%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2009 and 2008:
	Defined Benefit Pension Plan		Supplemental Pension Plan
	2009	2008	2009	2008
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$28,480	$25,944	$7,052	$6,369
Service cost	861	717	168	142
Interest cost	1,714	1,645	427	407
Actuarial (gain) loss	2,364	1,587	2,772	343
Benefits paid	(1,461)	(1,413)	(179)	(209)
Projected benefit obligation, end of year	$31,958	$28,480	$10,240	$7,052
Change in plan assets
Fair value of plan assets, beginning of year	20,021	26,007	-	-
Actual return on plan assets	3,748	(5,522)	-	-
Administrative expenses	(50)	(50)	-	-
Contributions	1,000	1,000	179	209
Benefits paid	(1,461)	(1,413)	(179)	(209)
Fair value of plan assets, end of year	$23,258	$20,022	$-	$-
Funded status of plan	$(8,700)	$(8,458)	$(10,240)	$(7,052)
Amounts recognized in the balance sheets consist of:
Other assets	$-	$-	$-	$-
Accrued liabilities - other	-	-	(407)	(350)
Long-term pension liability	(8,700)	(8,458)	(9,833)	(6,702)
Net amount recognized	$(8,700)	$(8,458)	$(10,240)	$(7,052)
Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $5,170, $5,529, $1,812 and $781, respectively	$8,086	$8,648	$2,835	$1,222

Prior service cost, net of income tax benefit of $15, $29, $155 and $180, respectively	23	46	243	281
Net amount recognized	$8,109	$8,694	$3,078	$1,503

The accumulated benefit obligation for the defined benefit pension plan and the supplemental pension plan was $27.9 million and $8.3 million, respectively, at December 31, 2009 and $25.3 million and $6.1 million, respectively, at December 31, 2008.

Assumptions used in determining net periodic pension cost for the years ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Discount rate	6.20%	6.55%	5.90%
Rate of compensation increase	4.5%	4.5%	4.5%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

The components of net periodic pension cost for the years ended December 31, 2009, 2008 and 2007, were:
	2009	2008	2007
	(Dollars in thousands)
Benefits earned during the period	$1,030	$859	$882
Interest cost on projected benefit obligation	2,140	2,052	1,902
Expected return on plan assets	(1,531)	(2,011)	(2,053)
Net amortization and deferral	1,347	478	628
Net pension expense	$2,986	$1,378	$1,359

The Company expects to recognize $1.4 million of amortization of unrecognized loss and $100,000 of amortization of prior service cost as components of net periodic benefit cost in 2010, which are included in accumulated other comprehensive loss at December 31, 2009.

The Company does not expect that a contribution to its defined benefit retirement plan in 2010 will be required; however, any contribution would not be material.

Projected benefit payments for the plans as of December 31, 2009 were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2010	$1,682	$407
2011	$1,744	$406
2012	$1,774	$406
2013	$1,813	$406
2014	$1,867	$432
2015-2019	$10,232	$2,234

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2009 by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2009
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$8,483	$526	$-	$9,009
Preferred stocks	811	-	-	811
Exchange traded funds	2,104	-	-	2,104
Corporate obligations	-	4,184	-	4,184
State and municipal obligations	-	497	-	497
Foreign obligations	-	269	-	269
Pooled fixed income funds	739	-	-	739
U.S. government securities	-	2,766	-	2,766
Cash and cash equivalents	2,790	-	-	2,790
Subtotal	14,927	8,242	-	23,169
Other assets (1)				89
Total				$23,258

(1) This category represents trust receivables that are not leveled.

The Company also has a defined contribution plan covering substantially all employees.  The Company contributed approximately $200,000 to the plan in 2009, 2008 and 2007.

11.  INCOME TAXES

The provision for income taxes included the following components at December 31, 2009, 2008 and 2007:
	2009	2008	2007
	(Dollars in thousands)
Current:
Federal	$5,313	$6,872	$10,640
State	946	1,192	1,700
Foreign	699	907	642
Total	6,958	8,971	12,982
Deferred	(18)	436	80
Total provision	$6,940	$9,407	$13,062

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	2.9	3.0
Non-taxable municipal bond interest	(3.1)	(2.5)	(1.8)
Other	(0.3)	0.2	0.1
Effective tax rate	34.7%	35.6%	36.3%

The foreign component of pretax net earnings was $2.3 million, $2.7 million and $2.6 million for 2009, 2008 and 2007, respectively.  The Company has no intentions of repatriating any unremitted foreign earnings.

The components of deferred taxes as of December 31, 2009 and 2008, were as follows:
	2009	2008
	(Dollars in thousands)
Deferred tax benefits:
Accounts receivable reserves	$438	$499
Pension liability	7,387	6,049
Accrued liabilities	1,225	1,876
	9,050	8,424
Deferred tax liabilities:
Inventory and related reserves	(1,754)	(1,340)
Cash value of life insurance	(2,414)	(2,216)
Property, plant and equipment	(849)	(1,702)
Trademark	(1,835)	(1,593)
Prepaid and other assets	(232)	(258)
	(7,084)	(7,109)
Net deferred income tax benefits	$1,966	$1,315

The net deferred tax benefit is classified in the Consolidated Balance Sheets as follows:

	2009	2008
	(Dollars in thousands)
Current deferred income tax (liabilities) benefits	$(295)	$579
Noncurrent deferred income tax benefits	2,261	736
	$1,966	$1,315

Uncertain Tax Positions

On January 1, 2007 the Company adopted the FASB’s authoritative guidance related to accounting and disclosures for uncertainty in tax positions within ASC 740, Income Taxes.  ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  As a result of applying the provisions of ASC 740, the Company recognized a decrease of $27,000 in Accrued Income Taxes and a corresponding adjustment to the beginning balance of retained earnings on the balance sheet as of January 1, 2007.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in thousands)
Balance at January 1, 2007	$212
Increases related to current year tax positions	125
Expiration of the statute of limitations for the assessment of taxes	(16)
Balance at December 31, 2007	$321
Increases related to current year tax positions	70
Expiration of the statute of limitations for the assessment of taxes	(16)
Balance at December 31, 2008	$375
Increases related to current year tax positions	92
Expiration of the statute of limitations for the assessment of taxes	(18)
Balance at December 31, 2009	$449

The Company had unrecognized tax benefits of $449,000 and $375,000 at December 31, 2009 and 2008, respectively, all of which, if recognized, would reduce the Company’s annual effective tax rate.  The Company also accrued potential interest related to these unrecognized tax benefits of $9,000 during 2009 and $7,000 and $20,000 of potential penalties and interest, respectively during 2008. Included in the Company’s consolidated balance sheet at December 31, 2009, was a liability for potential penalties and interest of $20,000 and $51,000, respectively.  Included in the Company’s consolidated balance sheet at December 31, 2008, was a liability for potential penalties and interest of $20,000 and $42,000, respectively.  It is reasonably possible that certain U.S. tax examinations will conclude within the next 12 months.  However, it is not possible to reasonably estimate the effect this may have upon the unrecognized tax benefits.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several other foreign returns.  In general, the 2005 through 2009 tax years remain subject to examination by those taxing authorities.

12.  COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount.  The Company also leases its distribution facilities in Canada and overseas. Total minimum rents were $7.4 million in 2009, $4.6 million in 2008, and $4.2 million in 2007.  Percentage rentals were $156,000 in 2009, $12,000 in 2008 and $9,000 in 2007.

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009, are shown below.  Renewal options exist for many long-term leases.

(Dollars in thousands)
2010	$7,458
2011	6,337
2012	5,898
2013	5,324
2014	4,674
Thereafter	7,130
Total	$36,821

At December 31, 2009, the Company also had purchase commitments of approximately $39.6 million to purchase inventory, all of which were due in less than one year.
.
13.  EQUITY

Prior to July 1, 2007, the Company had common stock and Class B common stock outstanding. Each share of Class B common stock had 10 votes, could only be transferred to certain permitted transferees, was convertible to one share of common stock at the holder’s option and shared equally with the common stock in cash dividends and liquidation rights.  All outstanding shares of Class B common stock converted into common stock on July 1, 2007.

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to purchase shares of its common stock in open market transactions at prevailing prices.  In February 2009, the Company’s Board of Directors extended the stock repurchase plan to cover the repurchase of an additional one million shares.  In 2009, the Company purchased 117,837 shares at a total cost of $2.6 million; in 2008, the Company purchased 413,325 shares at a total cost of $11.5 million; and in 2007, the Company purchased 378,740 shares at a total cost of $9.9 million.  At December 31, 2009, the Company was authorized to purchase an additional 1.4 million shares under the program.

14.  EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$12,821	$17,025	$22,901

Denominator:
Basic weighted average shares outstanding	11,266	11,397	11,566
Effect of dilutive securities:
Employee stock-based awards	244	360	447
Diluted weighted average shares outstanding	11,510	11,757	12,013

Basic earnings per share	$1.14	$1.49	$1.98

Diluted earnings per share	$1.11	$1.45	$1.91

Diluted weighted average shares outstanding in 2009 exclude outstanding options to purchase 244,850 shares of common stock at a weighted average price of $29.16.  Diluted weighted average shares outstanding in 2008 exclude outstanding options to purchase 135,140 shares of common stock at a weighted average price of $30.64.  Diluted weighted average shares outstanding for 2007 include all outstanding options to purchase common stock as none were antidilutive.

15.  SEGMENT INFORMATION

In conjunction with the acquisition of Florsheim Australia during the first quarter of 2009 (see Note 3), the Company reorganized its internal reporting structure and as such, recast its reportable segments.  All prior period amounts have been restated to conform to the current presentation.

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments.  The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe,  which do not meet the criteria for separate reportable segment classification.

In the wholesale segment, shoes are marketed through more than 10,000 shoe, clothing and department stores, primarily in the United States and Canada.  Licensing revenues are also included in the Company’s wholesale segment.  The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  In 2009, 2008 and 2007, sales to the Company’s largest customer were 13%, 14% and 12%, respectively, of total sales.

In the retail segment, the Company operates 36 Company-owned stores in principal cities in the United States and an Internet business.  Sales in retail outlets are made directly to the consumer by Company employees.  In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based on earnings from operations.  Summarized segment data for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2009
Product sales	$165,991	$22,033	$34,599	$222,623
Licensing revenues	2,682	-	-	2,682
Net sales	168,673	22,033	34,599	225,305
Depreciation	1,747	843	358	2,948
Earnings from operations	16,578	(1,508)	1,710	16,780
Total assets	176,184	8,460	22,509	207,153
Capital expenditures	327	34	957	1,318

2008
Product sales	$182,880	$26,548	$7,720	$217,148
Licensing revenues	4,284	-	-	4,284
Net sales	187,164	26,548	7,720	221,432
Depreciation	1,758	819	54	2,631
Earnings from operations	22,527	1,145	827	24,499
Total assets	175,288	10,407	4,945	190,640
Capital expenditures	587	1,548	43	2,178

2007
Product sales	$192,320	$28,637	$7,572	$228,529
Licensing revenues	4,087	-	-	4,087
Net sales	196,407	28,637	7,572	232,616
Depreciation	1,775	649	60	2,484
Earnings from operations	29,394	3,957	781	34,132
Total assets	174,230	10,860	5,062	190,152
Capital expenditures	629	2,052	46	2,727

All North American corporate office assets are included in the wholesale segment.  Net sales above exclude intersegment sales.

Geographic Segments
Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(Dollars in thousands)
Net Sales:
United States	$182,861	$203,961	$214,524
Canada	7,845	9,751	10,520
Europe	7,338	7,720	7,572
Australia	16,735	-	-
Asia	6,019	-	-
South Africa	4,507	-	-
Total	$225,305	$221,432	$232,616

Long-Lived Assets:
United States	$34,694	$38,017	$38,585
Other	3,046	894	960
	$37,740	$38,911	$39,545

Net sales attributed to geographic locations are based on the location of the assets producing the sales.  Long-lived assets by geographic location consist of property, plant and equipment, net and trademark.

16.  STOCK-BASED COMPENSATION PLANS

At December 31, 2009, the Company has two stock-based compensation plans: the 1997 Stock Option Plan and the 2005 Equity Incentive Plan.  Under the plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant.  The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards.

Stock options and restricted stock awards were granted on December 1, 2009 and 2008 and November 30, 2007.  Stock options were granted at the fair market value of the Company’s stock price, as defined in the 2005 Equity Incentive Plan, which is the average of the high and low trade prices on the grant date.  The stock options and restricted stock awarded in 2009, 2008 and 2007 vest ratably over four years.  Stock options expire five years from the date of grant.  These awards were granted on the date the Board of Directors approved them.  One-fourth of the restricted stock awards and stock option grants vest annually on the anniversary of the grant date.  Options granted prior to 2006 expire ten years from the grant date, with the exception of certain incentive stock options, which expire five years from the grant date.  As of December 31, 2009, there were 237,210 shares remaining available for stock-based awards under the 2005 Equity Incentive Plan.

The Company expenses stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the modified prospective method.

The Company’s policy is to estimate the fair market value of each option granted on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below.  The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

In accordance with ASC 718, stock-based compensation was recognized in the 2009, 2008 and 2007 consolidated financial statements for stock options and restricted stock awards granted since 2006.  An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation, and the estimate was adjusted quarterly to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates.  The effect of applying the expense recognition provisions of ASC 718 in 2009, 2008 and 2007 decreased Earnings Before Provision For Income Taxes by approximately $877,000, $609,000 and $316,000, respectively.

As of December 31, 2009, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2006 through 2009 which is expected to be recognized over the remaining vesting period of 3.4 years.  As of December 31, 2009, there was $1.1 million of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2006 through 2009 which is also expected to be recognized over the remaining vesting period of 2.3 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2009, 2008 and 2007:
	2009	2008	2007
Risk-free interest rate	1.35%	1.35%	3.00%
Expected dividend yield	2.61%	1.96%	1.60%
Expected term	3.5 years	3.5 years	3.6 years
Expected volatility	33.3%	31.7%	28.7%

The risk-free interest rate is based on U. S. Treasury bonds with a remaining term equal to the expected term of the award.  The expected dividend yield is based on the Company’s expected annual dividend as a percentage of the market value of the Company’s common stock in the year of grant.  The expected term of the stock options is determined using historical experience. The expected volatility is based upon historical stock prices over the most recent period equal to the expected term of the award.

The following tables summarize stock option activity under the Company’s plans:

Stock Options
	Years ended December 31,
	2009		2008		2007
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,100,012	$17.14	1,189,924	$14.49	1,252,190	$12.62
Granted	184,900	23.09	128,500	30.67	123,300	27.52
Exercised	(85,586)	7.98	(213,012)	10.29	(181,466)	10.21
Forfeited	(4,050)	28.03	(5,400)	26.47	(4,100)	24.09
Outstanding at end of year	1,195,276	$18.68	1,100,012	$17.14	1,189,924	$14.49
Exercisable at end of year	846,151	$15.69	860,962	$13.87	1,033,774	$12.63
Weighted average fair market value of options granted	$4.81		$4.65		$5.96

	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding - December 31, 2009	3.4	$7,299,000
Exercisable - December 31, 2009	3.1	$7,197,000

The aggregate intrinsic value for outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock at December 31, 2009 of $23.64 and the exercise price.

Non-vested Stock Options
Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested - December 31, 2006	47,900	$24.09	$6.15
Granted	123,300	27.52	5.96
Vested	(10,950)	24.09	6.15
Forfeited	(4,100)	24.09	6.15
Non-vested - December 31, 2007	156,150	$26.80	$6.00
Granted	128,500	30.67	4.65
Vested	(40,200)	26.64	6.01
Forfeited	(5,400)	26.57	6.01
Non-vested - December 31, 2008	239,050	$28.91	$5.27
Granted	184,900	23.09	4.81
Vested	(71,175)	28.43	5.40
Forfeited	(3,450)	28.57	5.31
Non-vested - December 31, 2009	349,325	$25.93	$5.00

The following table summarizes information about outstanding and exercisable stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$7.84 to $8.50	198,404	1.3	$8.13	198,404	$8.13
$12.04 to $15.46	178,946	3.0	12.78	178,946	12.78
$16.79 to $18.03	336,842	4.2	17.32	336,842	17.32
$19.33 to $24.09	236,234	4.4	23.09	41,134	22.85
$27.38 to $30.67	244,850	3.4	29.16	90,825	28.63
	1,195,276	3.4	$18.68	846,151	$15.69

The following table summarizes stock option activity for the years ended December 31:

	2009	2008	2007
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$943	$4,355	$2,885
Cash received from stock option exercises	$683	$2,191	$1,853
Income tax benefit from the exercise of stock options	$368	$1,695	$1,125
Total fair value of stock options vested	$385	$242	$67

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2007, 2008 and 2009:
Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2006	41,000	$24.09
Issued	20,190	27.38
Vested	(9,450)	24.09
Forfeited	(3,200)	24.09
Non-vested - December 31, 2007	48,540	$25.46
Issued	20,200	27.26
Vested	(14,247)	25.24
Forfeited	(825)	25.29
Non-vested - December 31, 2008	53,668	$26.20
Issued	12,300	$23.09
Vested	(19,298)	25.77
Non-vested - December 31, 2009	46,670	$25.56

At December 31, 2009, the Company expected 46,670 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.6 years.  These shares had an aggregate intrinsic value of $1.1 million at December 31, 2009.  The aggregate intrinsic value is calculated using the market value of the Company’s stock on December 31, 2009 of $23.64 multiplied by the number of non-vested restricted shares outstanding.  The income tax benefit from the vesting of restricted stock for the years ended December 31 was $173,000 in 2009, $152,000 in 2008 and $116,000 in 2007.

17.    QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$58,908	$50,053	$57,943	$58,401	$225,305
Gross earnings	$19,691	$18,911	$21,671	$24,203	$84,476
Net earnings attributable to Weyco Group, Inc.	$2,504	$2,185	$3,360	$4,772	$12,821
Net earnings per share:
Basic	$0.22	$0.19	$0.30	$0.42	$1.14
Diluted	$0.22	$0.19	$0.29	$0.41	$1.11

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$61,278	$53,017	$57,172	$49,965	$221,432
Gross earnings	$22,266	$19,733	$20,906	$18,233	$81,138
Net earnings attributable to Weyco Group, Inc.	$5,126	$4,057	$4,341	$3,501	$17,025
Net earnings per share:
Basic	$0.45	$0.35	$0.38	$0.31	$1.49
Diluted	$0.43	$0.34	$0.37	$0.30	$1.45

18.    VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total
	(Dollars in thousands)
BALANCE,DECEMBER 31,2006	$1,393	$2,321	$3,714
Add-(Reductions)/Additions charged to earnings	(16)	3,794	3,778
Deduct - Charges for purposes for which reserves were established	(195)	(4,121)	(4,316)
BALANCE,DECEMBER 31,2007	1,182	1,994	3,176
Add-Additions charged to earnings	663	3,649	4,312
Deduct - Charges for purposes for which reserves were established	(543)	(3,765)	(4,308)
BALANCE,DECEMBER 31,2008	1,302	1,878	3,180
Add-Additions charged to earnings	631	2,881	3,512
Deduct - Charges for purposes for which reserves were established	(715)	(3,319)	(4,034)
BALANCE,DECEMBER 31,2009	$1,218	$1,440	$2,658

19.  SUBSEQUENT EVENTS

ASC 855, Subsequent Events requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  The Company has evaluated subsequent events through the date these financial statements were issued.  No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis.  The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting
The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Form 10-K and within the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2010 (the “2010 Proxy Statement”), and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2010 Proxy Statement, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2010 Proxy Statement, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2009:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	Of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category
Equity compensation plans approved by shareholders	1,195,276	$18.68	237,210
Equity compensation plans not approved by shareholders	-	-	-
Total	1,195,276	$18.68	237,210

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2010 Proxy Statement, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2010 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES3

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2009 Annual Report on Form 10-K.
(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.
(3)	List of Exhibits.

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
3.1	Articles of Incorporation as Restated	Exhibit 3.1 to Form
	August 29, 1961, and Last Amended	10-K for Year Ended
	February 16, 2005	December 31, 2004

3.2	Bylaws as Revised January 21, 1991	Exhibit 3 to Form 8-K
	and Last Amended July 26, 2007	Dated July 26, 2007

10.1	Subscription Agreement relating to	Exhibit 10.1 to Form
	Florsheim Australia Pty Ltd, dated	10-K for Year Ended
	January 23, 2009 by and among	December 31, 2008
Florsheim Australia Pty Ltd, Seraneuse
Pty Ltd as trustee for the Byblose
Trust, Weyco Group, Inc. and David
Mayne Venner

10.2	Shareholders Agreement relating to	Exhibit 10.2 to Form
	Florsheim Australia Pty Ltd, dated	10-K for Year Ended
	January 23, 2009 by and among	December 31, 2008
Florsheim Australia Pty Ltd, Seraneuse
Pty Ltd as trustee for the Byblose
Trust, Weyco Group, Inc, and David
Mayne Venner

10.3	Loan Agreement dated January 23,	Exhibit 10.3 to Form
	2009 between Weyco Investments, Inc.	10-K for Year Ended
	and Florsheim Australia Pty Ltd	December 31, 2008

10.4	Fixed and Floating Charge Agreement	Exhibit 10.4 to Form
	Between Weyco Investments, Inc.	10-K for Year Ended
	and Florsheim Australia Pty Ltd	December 31, 2008

10.5*	Consulting Agreement - Thomas W.	Exhibit 10.1 to Form
	Florsheim, dated December 28, 2000	10-K for Year Ended
December 31, 2001

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
10.6*	Employment Agreement - Thomas W.	Exhibit 10.2 to Form
	Florsheim, Jr., dated January 1, 2008	10-K for Year Ended
December 31, 2007

10.7*	Employment Agreement - John W.	Exhibit 10.3 to Form
	Florsheim, dated January 1, 2008	10-K for Year Ended
December 31, 2007

10.8*	Excess Benefits Plan - Amended Effective	Exhibit 10.6 to Form
	as of July 1, 2004	10-K for Year Ended
December 31, 2005

10.9*	Pension Plan - Amended and Restated	Exhibit 10.7 to Form
	Effective January 1, 2006	10-K for Year Ended
December 31, 2006

10.10*	Deferred Compensation Plan – Amended	Exhibit 10.8 to Form
	Effective as of July 1, 2004	10-K for Year Ended
December 31, 2005

10.11	Loan agreement between Weyco	Exhibit 10.9 to Form
	Group, Inc. and M&I Marshall	10-Q for the Quarter
	& Ilsley Bank dated April 28, 2006	Ended June 30, 2008

10.12	Amendment to loan agreement dated	Exhibit 10.1 to Form
	April 26, 2006 which extends the	10-Q for the Quarter
	revolving loan maturity date to	Ended June 30, 2009
April 30, 2010

10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form
10-K for Year Ended
December 31, 1997

10.14*	Change of Control Agreement	Exhibit 10.14 to Form
	John Wittkowske, dated	10-K for Year Ended
	January 26, 1998 and restated	December 31, 2008
December 22, 2008

10.15*	Change of Control Agreement	Exhibit 10.15 to Form
	Peter S. Grossman, dated	10-K for Year Ended
	January 26, 1998 and restated	December 31, 2008
December 22, 2008

10.16*	Weyco Group, Inc. Director	Exhibit 10.19 to Form
	Nonqualified Stock Option Agreement	10-K for Year Ended
	Robert Feitler, dated May 19, 2003	December 31, 2004

10.17*	Weyco Group, Inc. Director	Exhibit 10.20 to Form
	Nonqualified Stock Option Agreement	10-K for Year Ended
	Thomas W. Florsheim, Sr., dated	December 31, 2004
May 19, 2003

		Incorporated Herein	Filed
Exhibit	Description	By Reference To	Herewith
10.18*	Weyco Group, Inc. Director	Exhibit 10.22 to Form
	Nonqualified Stock Option Agreement	10-K for Year Ended
	Frederick P. Stratton, Jr., dated	December 31, 2004
May 19, 2003

10.19*	Weyco Group, Inc. 2005 Equity	Appendix C to the
	Incentive Plan	Registrant’s Proxy
Statement Schedule
14A for the Annual
Meeting of Shareholders
held on April 26, 2005

21	Subsidiaries of the Registrant		X

23.1	Independent Registered Public
	Accounting Firm’s Consent		X
Dated March 9, 2010

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of
	Chief Executive Officer and Chief Financial Officer		X

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/ John F. Wittkowske	March	12, 2010
John F. Wittkowske, Senior Vice President,
Chief Financial Officer and Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 12, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Florsheim
Thomas W. Florsheim, Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.
Thomas W. Florsheim, Jr., Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

/s/ John W. Florsheim
John W. Florsheim, President and Chief
Operating Officer, Assistant Secretary and Director

/s/ John F. Wittkowske
John F. Wittkowske, Senior Vice President, Chief
Financial Officer and Secretary (Principal Financial Officer)

/s/ Tina Chang
Tina Chang, Director

/s/ Robert Feitler
Robert Feitler, Director

/s/ Cory L. Nettles
Cory L. Nettles, Director

/s/ Frederick P. Stratton, Jr.
Frederick P. Stratton, Jr., Director