Form 10-Q
period 2010-03-31
WEYCO GROUP INC
filed 2010-05-07
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2010

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

  As of April 30, 2010, there were 11,381,954 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND S UBS IDIARIES
CONS OLIDATED CONDENS ED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS :
Cash and cash equivalents	$25,154	$30,000
Marketable securities, at amortized cost	4,255	3,954
Accounts receivable, net	42,119	33,020
Inventories	31,969	40,363
Prepaid expenses and other current assets	3,395	3,922
Total current assets	106,892	111,259

M arketable securities, at amortized cost	47,568	42,823
Deferred income tax benefits	2,128	2,261
Other assets	13,603	13,070
Property, plant and equipment, net	26,601	26,872
Trademark	10,868	10,868
Total assets	$207,660	$207,153

LIABILITIES AND EQUITY:
Accounts payable	$5,939	$9,202
Dividend payable	1,694	1,693
Accrued liabilities	7,684	7,846
Accrued income taxes	1,877	1,241
Deferred income tax liabilities	369	295
Total current liabilities	17,563	20,277

Long-term pension liability	18,938	18,533

Common stock	11,342	11,333
Capital in excess of par value	17,366	16,788
Reinvested earnings	148,311	146,241
Accumulated other comprehensive loss	(10,086)	(10,066)
Total Weyco Group, Inc. equity	166,933	164,296
Noncontrolling interest	4,226	4,047
Total equity	171,159	168,343
Total liabilities and equity	$207,660	$207,153

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND S UBSIDIARIES
CONS OLIDATED CONDENS ED S TATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)

Net sales	$61,039	$58,908
Cost of sales	37,630	39,217
Gross earnings	23,409	19,691

Selling and administrative expenses	17,968	16,357
Earnings from operations	5,441	3,334

Interest income	498	452
Interest expense	(1)	(23)
Other income and expense, net	133	(94)

Earnings before provision for income taxes	6,071	3,669

Provision for income taxes	2,090	1,310

Net earnings	3,981	2,359

Net earnings (loss) attributable to noncontrolling interest	124	(145)

Net earnings attributable to Weyco Group, Inc.	$3,857	$2,504

Weighted average shares outstanding
Basic	11,291	11,279
Diluted	11,494	11,483

Earnings per share
Basic	$0.34	$0.22
Diluted	$0.34	$0.22

Cash dividends per share	$0.15	$0.14

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,981	$2,359
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	704	707
Amortization	22	27
Deferred income taxes	66	(174)
Net foreign currency transaction (gains) losses	(135)	-
Stock-based compensation	285	219
Pension expense	813	712
Increase in cash surrender value of life insurance	(138)	(135)
Changes in operating assets and liabilities -
Accounts receivable	(8,989)	(7,484)
Inventories	8,578	11,866
Prepaids and other current assets	206	1,040
Accounts payable	(3,290)	(3,689)
Accrued liabilities and other	(732)	(784)
Accrued income taxes	632	1,376
Net cash provided by operating activities	2,003	6,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses	-	(9,320)
Purchases of marketable securities	(6,448)	(65)
Proceeds from maturities of marketable securities	1,380	2,135
Purchases of property, plant and equipment	(385)	(383)
Net cash used for investing activities	(5,453)	(7,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	-	1,314
Cash dividends paid	(1,700)	(1,589)
Shares purchased and retired	(90)	(1,271)
Proceeds from stock options exercised	152	12
Net borrowings under revolving credit agreement	-	3,425
Income tax benefits from share-based compensation	154	4
Net cash (used for) provided by financing activities	(1,484)	1,895

Effect of exchange rate changes on cash	88	-

Net (decrease) increase in cash and cash equivalents	(4,846)	302

CASH AND CASH EQUIVALENTS at beginning of period	$30,000	$11,486

CASH AND CASH EQUIVALENTS at end of period	$25,154	$11,788

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,903	$124
Interest paid	$-	$19

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three month period are not necessarily indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net Earnings	$3,857	$2,504

Denominator:
Basic weighted average shares outstanding	11,291	11,279
Effect of dilutive securities:
Employee stock-based awards	203	204
Diluted weighted average shares outstanding	11,494	11,483

Basic earnings per share	$0.34	$0.22

Diluted earnings per share	$0.34	$0.22

Diluted weighted average shares outstanding for the three months ended March 31, 2010 excluded outstanding options to purchase 284,050 shares of common stock at a weighted average price of $28.46, as they were antidilutive.   Diluted weighted average shares outstanding for the three months ended March 31, 2009 excluded outstanding options to purchase 247,900 shares of common stock at a weighted average price of $29.16, as they were antidilutive.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (ASC) No. 320, Investments – Debt and Equity Securities as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of March 31, 2010 as reported in the Consolidated Condensed Balance Sheets was $51.8 million.  The estimated fair market value of those marketable securities as of March 31, 2010 was $53.7 million.  The unrealized gains and losses on marketable securities as of March 31, 2010, were $2.0 million and $71,000, respectively.  The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurement and Disclosures.  The Company has reviewed its portfolio of marketable securities as of March 31, 2010 and has determined that no other-than-temporary market value impairment exists.

4.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2010 and 2009 was:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
		(Dollars in thousands)
2010
Product sales	$44,088	$5,275	$11,096	$60,459
Licensing revenues	580	-	-	580
Net sales	$44,668	$5,275	$11,096	$61,039
Earnings from operations	$4,392	$(188)	$1,237	$5,441

2009
Product sales	$45,634	$5,239	$7,286	$58,159
Licensing revenues	749	-	-	749
Net sales	$46,383	$5,239	$7,286	$58,908
Earnings from operations	$3,294	$(273)	$313	$3,334

5.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Benefits earned during the period	$285	$238
Interest cost on projected benefit obligation	612	536
Expected return on plan assets	(447)	(383)
Net amortization and deferral	363	321
Net pension expense	$813	$712

6.	Stock-Based Compensation Plans

During the three months ended March 31, 2010, the Company recognized approximately $285,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2009.  During the three months ended March 31, 2009, the Company recognized approximately $219,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2008.

The following table summarizes the stock option activity under the Company’s plans for the three month period ended March 31, 2010:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2009	1,195,276	$18.68
Exercised	(12,800)	$11.84
Forefeited	(350)	$25.50
Outstanding at March 31, 2010	1,182,126	$18.75	3.19	$7,040,004
Exercisable at March 31, 2010	833,001	$15.74	2.87	$6,960,497

*	The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at March 31, 2010 of $23.52 and the exercise price.

The following table summarizes stock option activity for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$395	$10
Cash received from stock option exercises	$152	$12
Income tax benefit from the exercise of stock options	$154	$4

The following table summarizes the Company’s restricted stock award activity for the three months ended March 31, 2010:

		Weighted	Wtd. Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2009	46,670	$25.56
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested March 31, 2010	46,670	$25.56	2.33	$808,382

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the March 31, 2010 market value of $23.52.

7.	Short-Term Borrowings

At March 31, 2010, the Company had a total of $50.0 million available under its borrowing facility, and no outstanding borrowings.  This facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at March 31, 2010.  The facility expired on April 30, 2010, and was renewed for another term that expires April 30, 2011.

8.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net earnings	$3,981	$2,359
Foreign currency translation adjustments	(241)	(175)
Pension liability, net of tax	221	196
Total comprehensive income	$3,961	$2,380

The components of accumulated other comprehensive loss as recorded on the  accompanying balance sheets were as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Foreign currency translation adjustments	$880	$1,121
Pension liability, net of tax	(10,966)	(11,187)
Total accumulated other comprehensive loss	$(10,086)	$(10,066)

9.	Equity

A reconciliation of the Company’s equity for the three months ended March 31, 2010 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Income/(Loss)	Interest
	(Dollars in thousands)

Balance, December 31, 2009	$11,333	$16,788	$146,241	$(10,066)	$4,047

Net earnings			3,857		124
Foreign currency translation adjustments				(241)	55
Pension liability adjustment, net of tax				221
Cash dividends declared			(1,701)
Stock options exercised	13	139
Stock-based compensation expense		285
Income tax benefit from stock options exercised		154
Shares purchased and retired	(4)		(86)

Balance, March 31, 2010	$11,342	$17,366	$148,311	$(10,086)	$4,226

10.	Subsequent Event

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi, LLC, a children’s footwear company, for an aggregate price of approximately $2.5 million.  Following the transaction, Umi, LLC and its subsidiaries will cease using the Umi name.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially.  The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

GENERAL

The Company is a distributor of men’s casual, dress and fashion shoes.  The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush” and “Stacy Adams.”  Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  In the wholesale segment, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment.  The Company’s retail segment consisted of 36 Company-owned retail stores in the United States and an Internet business as of March 31, 2010.  Sales in retail outlets are made directly to consumers by Company employees.  The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

On January 23, 2009, the Company acquired a majority interest in a new subsidiary, Florsheim Australia.  Accordingly, the Company’s first quarter 2010 results included Florsheim Australia’s operations for the entire first quarter, while 2009 only included the consolidated financial statements of Florsheim Australia from January 23 through March 31, 2009.

CONSOLIDATED OVERVIEW

Consolidated net sales for the first quarter of 2010 reached $61.0 million, an increase of 4% above last year’s first quarter net sales of $58.9 million.  Consolidated operating earnings for the first quarter of 2010 were $5.4 million, up from $3.3 million last year.  The Company’s net earnings for the first three months of 2010 were $3.9 million, up from $2.5 million in the first quarter of 2009.  Diluted earnings per share this quarter rose to $.34 per share compared with $.22 per share in last year’s first quarter.

Wholesale segment net sales were down slightly in the first quarter this year compared with last year and retail segment net sales were flat with last year.  Net sales of the Company’s other operations, which include the wholesale and retail sales of Florsheim Australia and Florsheim Europe were up $3.8 million this year, as this year’s first quarter net sales included three full months of Florsheim Australia's net sales compared to last year’s first quarter which included only January 23 through March 31, 2009.  The 2010 net sales of Florsheim Australia and Florsheim Europe also benefited from foreign exchange rate changes.

The Company achieved higher gross earnings from operations this quarter compared with last year’s first quarter primarily as a result of higher gross margins in its wholesale segment.  The increase in operating earnings also reflects higher earnings at Florsheim Australia which primarily resulted from the additional 23 days of operations this year.  Also, Florsheim Australia’s first quarter 2009 earnings from operations were reduced by approximately $370,000 of acquisition costs.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$44,668	$46,383	-3.7%
North American Retail	5,275	5,239	0.7%
Other	11,096	7,286	52.3%
Total	$61,039	$58,908	3.6%

Earnings from Operations
North American Wholesale	$4,392	$3,294	33.3%
North American Retail	(188)	(273)	31.1%
Other	1,237	313	295.2%
Total	$5,441	$3,334	63.2%

North American Wholesale Segment

Net Sales

Sales in the Company’s North American wholesale segment for the three-month periods ended March 31, 2010 and 2009 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended March 31,
	2010	2009	% Change
	(Dollars in thousands)
North American Wholesale
Stacy Adams	$16,411	$15,454	6.2%
Nunn Bush	15,882	18,071	-12.1%
Florsheim	11,795	12,109	-2.6%
Total North American Wholesale	$44,088	$45,634	-3.4%
Licensing	580	749	-22.6%
Total North American Wholesale Segment	$44,668	$46,383	-3.7%

The growth at Stacy Adams this year was achieved across the majority of its trade channels.  There were increases in the basic contemporary category, as well as with footwear that targets the younger denim oriented consumer.  Net sales for Nunn Bush were down this year primarily due to a decline in shipments of product to off-price retailers.  Florsheim net sales were down slightly in the first quarter of 2010 compared with the same quarter last year.

The Company’s licensing revenues consist of royalties earned on the sales of Stacy Adams apparel and accessories in the United States, Florsheim specialty footwear and accessories in the United States, and Florsheim footwear in Mexico and certain overseas markets.  For the first quarter of 2010, Stacy Adams licensing revenues were down mainly because the retail environment continues to be challenging for the independent retailers in the United States who distribute the majority of this product.  Licensing revenues from the Company’s Florsheim licensee in Mexico also decreased this year due to the troubled economic and retail environment in that country.

Earnings from Operations

North American wholesale segment earnings from operations in the quarter ended March 31, 2010 were up $1.1 million over last year’s first quarter.  This increase was achieved through higher gross margins, which were offset slightly by the decrease in net sales for the quarter.

Wholesale gross earnings were 30.8% of net sales in the first quarter of 2010 compared with 26.6% in 2009.  The increase was due to higher selling prices on select products, an overall reduction this year in sales to off-price retailers, and some cost reductions achieved within the Company’s supply chain.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were approximately $2.0 million for each of the three- month periods ended March 31, 2010 and 2009. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation.  Wholesale selling and administrative expenses this quarter were approximately level with the same period in 2009.  As a percent of net sales, wholesale selling and administrative expenses were 22.2% this quarter compared with 21.1% in the same quarter last year.  The percentage increase reflects the fixed nature of most of the wholesale selling and administrative expenses.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $5.3 million in the first quarter of 2010, as compared with $5.2 million last year.  There were the same number of retail stores this quarter as compared with 2009.

Earnings from Operations

First quarter 2010 earnings from operations in the North American retail segment were flat as both gross margins and selling and administrative expenses were flat between periods.

North American retail segment gross earnings were 65.0% of net retail sales compared with 64.8% in the first quarter of 2009.  As a percent of sales, retail selling and administrative expenses were 68.6% in 2010 and 70.0% in 2009, which reflects the fixed nature of many of these retail expenses.  Selling and administrative expenses at the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation.

Other

The increases this year in the Company’s other net sales and earnings from operations were mainly due to the inclusion of the full quarter of Florsheim Australia’s results this year, as compared with the period of January 23 through March 31, 2009.  In addition, the results of Florsheim Australia and Florsheim Europe benefited this year from foreign exchange rate changes.  Also, Florsheim Australia’s first quarter 2009 earnings from operations were reduced by $370,000 of acquisition costs.

Other income and expense and taxes

Other income during the first quarter of 2010 was $133,000 compared with expense of $94,000 in the prior year period.  The increase this year primarily related to foreign exchange gains on intercompany loans.

The Company’s effective tax rate in the quarter ended March 31, 2010 was 34.4% compared with 35.7% in the same period last year.  The decrease was due to a lower effective tax rate associated with the earnings at Florsheim Australia.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities.  During the first three months of 2010, the Company generated $2.0 million in cash from operating activities compared with $6.0 million in the same period one year ago.  This decrease was primarily due to a smaller decrease in inventory levels in the first quarter of 2010 compared with the same period of 2009.  Capital expenditures were $385,000 in the first quarter of 2010.  The Company expects annual capital expenditures for 2010 to be between $1.0 million and $2.0 million.

The Company paid cash dividends of $1.7 million and $1.6 million during the three months ended March 31, 2010 and 2009, respectively.  On April 21, 2010, the Company’s Board of Directors increased the quarterly dividend rate from $.15 per share to $.16 per share.  This represents an increase of 7% in the quarterly dividend rate.  The impact of this will be to increase cash dividends paid annually by approximately $450,000.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  To date in 2010, the Company has repurchased 4,100 shares at a total cost of $90,200.  The Company currently has 1,381,645 shares available under its previously announced buyback program.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

The Company had a total of $50.0 million available under its borrowing facility, and no outstanding borrowings as of March 31, 2010.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at March 31, 2010.  The facility expired on April 30, 2010 and was renewed through April 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three month period ended March 31, 2010.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
1/1/10 - 1/31/10	-	$-	-	1,385,745

2/1/10 - 2/28/10	4,100	$22.00	4,100	1,381,645

3/1/10 - 3/31/10	-	$-	-	1,381,645

Total	4,100	$22.00	4,100

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

May 7, 2010	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED  March 31, 2010

Filed
Exhibit	Description	Herewith

31.1	Certification of Principal Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X