Form 10-Q
period 2010-06-30
WEYCO GROUP INC
filed 2010-08-05
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2010

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________________________

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

  As of August 2, 2010, there were 11,323,216 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$13,109	$30,000
Marketable securities, at amortized cost	5,529	3,954
Accounts receivable, net	31,518	33,020
Accrued income tax receivable	735	-
Inventories	37,266	40,363
Prepaid expenses and other current assets	3,497	3,922
Total current assets	91,654	111,259

Marketable securities, at amortized cost	59,342	42,823
Deferred income tax benefits	2,509	2,261
Other assets	15,374	13,070
Property, plant and equipment, net	26,011	26,872
Trademark	10,868	10,868
Total assets	$205,758	$207,153

LIABILITIES AND EQUITY:
Accounts payable	$6,591	$9,202
Dividend payable	1,812	1,693
Accrued liabilities	7,675	7,846
Accrued income taxes	-	1,241
Deferred income tax liabilities	351	295
Total current liabilities	16,429	20,277

Long-term pension liability	19,343	18,533

Common stock	11,353	11,333
Capital in excess of par value	18,242	16,788
Reinvested earnings	147,140	146,241
Accumulated other comprehensive loss	(10,578)	(10,066)
Total Weyco Group, Inc. equity	166,157	164,296
Noncontrolling interest	3,829	4,047
Total equity	169,986	168,343
Total liabilities and equity	$205,758	$207,153

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net sales	$48,724	$50,053	$109,762	$108,961
Cost of sales	30,066	31,142	67,696	70,359
Gross earnings	18,658	18,911	42,066	38,602

Selling and administrative expenses	16,972	16,709	34,939	33,066
Earnings from operations	1,686	2,202	7,127	5,536

Interest income	607	566	1,105	1,019
Interest expense	(87)	(2)	(87)	(25)
Other income and (expense), net	(351)	893	(218)	799

Earnings before provision for income taxes	1,855	3,659	7,927	7,329

Provision for income taxes	774	1,165	2,864	2,475

Net earnings	1,081	2,494	5,063	4,854

Net (loss) earnings attributable to noncontrolling interest	(201)	309	(76)	164

Net earnings attributable to Weyco Group, Inc.	$1,282	$2,185	$5,139	$4,690

Weighted average shares outstanding
Basic	11,326	11,253	11,309	11,266
Diluted	11,533	11,542	11,514	11,513

Earnings per share
Basic	$0.11	$0.19	$0.45	$0.42
Diluted	$0.11	$0.19	$0.45	$0.41

Cash dividends per share	$0.16	$0.15	$0.31	$0.29

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,063	$4,854
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,386	1,435
Amortization	60	47
Net foreign currency transaction losses (gains)	213	(758)
Deferred income taxes	(475)	(212)
Stock-based compensation	569	429
Pension expense	1,624	1,424
Loss on disposal of fixed assets	-	14
Increase in cash surrender value of life insurance	(120)	(114)
Change in operating assets and liabilities -
Accounts receivable	1,995	423
Inventories	2,843	10,724
Prepaids and other current assets	175	1,136
Accounts payable	(2,574)	(1,514)
Accrued liabilities and other	(900)	1,488
Accrued income taxes	(1,972)	1,406
Net cash provided by operating activities	7,887	20,782

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses	(2,509)	(9,320)
Purchase of marketable securities	(21,802)	(405)
Proceeds from maturities of marketable securities	3,648	4,245
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(646)	(590)
Net cash used for investing activities	(21,464)	(6,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	-	1,314
Cash dividends paid	(3,401)	(3,184)
Shares purchased and retired	(753)	(2,440)
Proceeds from stock options exercised	607	520
Net (repayments) borrowings under revolving credit agreement	-	(1,250)
Income tax benefits from share-based compensation	331	134
Net cash used for financing activities	(3,216)	(4,906)

Effect of exchange rate changes on cash	(98)	-

Net (decrease) increase in cash and cash equivalents	(16,891)	9,651

CASH AND CASH EQUIVALENTS at beginning of period	$30,000	$11,486

CASH AND CASH EQUIVALENTS at end of period	$13,109	$21,137

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,352	$1,183
Interest paid	$82	$28

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full year.

2.	Acquisition

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.5 million.  The acquisition has been accounted for in these financial statements as a business combination under Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805).  The Company has preliminarily allocated the purchase price to accounts receivable and other assets.  The operating results related to the Umi acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.  The Umi operating results are included in the Company’s North American wholesale operations, and the current quarter results primarily relate to operating expenses as sales of Umi in the current quarter were minimal due to the seasonality of the business.  Shipments of Umi autumn/winter product will begin in the third quarter of 2010.  Additional disclosures required by ASC 805 have not been provided as the acquisition was not material to the Company’s financial statements.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$1,282	$2,185	$5,139	$4,690

Denominator:
Basic weighted average shares outstanding	11,326	11,253	11,309	11,266
Effect of dilutive securities:
Employee stock-based awards	207	289	205	247
Diluted weighted average shares outstanding	11,533	11,542	11,514	11,513

Basic earnings per share	$0.11	$0.19	$0.45	$0.42

Diluted earnings per share	$0.11	$0.19	$0.45	$0.41

Diluted weighted average shares outstanding for the three and six months ended June 30, 2010 excluded outstanding options to purchase 284,050 shares of common stock at a weighted average price of $28.46, as they were antidilutive.   Diluted weighted average shares outstanding for the three and six months ended June 30, 2009 excluded outstanding options to purchase 247,900 shares of common stock at a weighted average price of $29.16, as they were antidilutive.

4.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income and expense are not allocated to the segments.  The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.  Summarized segment data for the three and six months ended June 30, 2010 and 2009 was:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
		(Dollars in thousands)
2010
Product sales	$34,808	$5,301	$8,145	$48,254
Licensing revenues	470	-	-	470
Net sales	$35,278	$5,301	$8,145	$48,724
Earnings from operations	$1,750	$(160)	$96	$1,686

2009
Product sales	$35,373	$5,431	$8,697	$49,501
Licensing revenues	552	-	-	552
Net sales	$35,925	$5,431	$8,697	$50,053
Earnings from operations	$1,935	$(138)	$405	$2,202

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
		(Dollars in thousands)
2010
Product sales	$78,896	$10,575	$19,241	$108,712
Licensing revenues	1,050	-	-	1,050
Net sales	$79,946	$10,575	$19,241	$109,762
Earnings from operations	$6,142	$(349)	$1,334	$7,127

2009
Product sales	$81,006	$10,671	$15,983	$107,660
Licensing revenues	1,301	-	-	1,301
Net sales	$82,307	$10,671	$15,983	$108,961
Earnings from operations	$5,229	$(411)	$718	$5,536

5.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, all of the Company’s investments are classified as held-to-maturity securities and are reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of June 30, 2010 as reported in the Consolidated Condensed Balance Sheets was $64.9 million.  The estimated fair market value of those marketable securities as of June 30, 2010 was $66.3 million.  The unrealized gains and losses on marketable securities as of June 30, 2010, were $1.8 million and $415,000, respectively.  The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures.  The Company has reviewed its portfolio of marketable securities as of June 30, 2010 and has determined that no other-than-temporary market value impairments exist.

6.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Benefits earned during the period	$300	$238	$585	$476
Interest cost on projected benefit obligation	612	536	1,224	1,072
Expected return on plan assets	(463)	(383)	(910)	(766)
Net amortization and deferral	362	321	725	642
Net pension expense	$811	$712	$1,624	$1,424

On July 1, 2010, the Company made a $1.5 million contribution to its defined benefit pension plan.

7.	Share-Based Compensation Plans

During the three and six months ended June 30, 2010, the Company recognized approximately $285,000 and $569,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2009.  During the three and six months ended June 30, 2009, the Company recognized approximately $210,000 and $429,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2008.

The following table summarizes the stock option activity under the Company’s plans for the six-month period ended June 30, 2010:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2009	1,195,276	$18.68
Exercised	(52,884)	$11.47
Forfeited	350	$25.50
Outstanding at June 30, 2010	1,142,742	$19.01	3.00	$5,974,600
Exercisable at June 30, 2010	792,917	$15.96	2.67	$5,974,600

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at June 30, 2010 of $22.78 and the exercise price.

The following table summarizes stock option activity for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of stock options exercised	$453	$920	$849	$930
Cash received from stock option exercises	$455	$508	$607	$520
Income tax benefit from the exercise of stock options	$177	$359	$331	$363

The following table summarizes the Company’s restricted stock award activity for the six- month period ended June 30, 2010:

	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2009	46,670	$25.56
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested June 30, 2010	46,670	$25.56	2.08	$783,000

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the June 30, 2010 market value of $22.78.

8.	Short-Term Borrowings

As of June 30, 2010, the Company had a total of $50 million available under its borrowing facility, under which there were no outstanding borrowings.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at June 30, 2010.  The facility expired on April 30, 2010, and was renewed for another term that expires April 30, 2011.

9.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Net earnings	$1,081	$2,494	$5,063	$4,854
Foreign currency translation adjustments	(713)	902	(954)	727
Pension liability, net of tax	221	196	442	392
Total comprehensive income	$589	$3,592	$4,551	$5,973

The components of accumulated other comprehensive loss as recorded on the accompanying balance sheets were as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Foreign currency translation adjustments	$167	$1,121
Pension liability, net of tax	(10,745)	(11,187)
Total accumulated other comprehensive loss	$(10,578)	$(10,066)

10.	Equity

A reconciliation of the Company’s equity for the six months ended June 30, 2010 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Income/(Loss)	Interest
	(Dollars in thousands)

Balance, December 31, 2009	$11,333	$16,788	$146,241	$(10,066)	$4,047

Net earnings			5,139		(76)
Foreign currency translation adjustments				(954)	(142)
Pension liability adjustment, net of tax				442
Cash dividends declared			(3,520)
Stock options exercised	53	554
Stock-based compensation expense		569
Income tax benefit from stock-based compensation		331
Shares purchased and retired	(33)		(720)

Balance, June 30, 2010	$11,353	$18,242	$147,140	$(10,578)	$3,829

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

GENERAL

The Company is a distributor of men’s casual, dress and fashion shoes.  The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,”  “Stacy Adams” and “Umi.”   Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  In the wholesale segment, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment.  The Company’s retail segment consisted of 35 Company-owned retail stores in the United States and an Internet business as of June 30, 2010.  Sales in retail outlets are made directly to consumers by Company employees.  The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.5 million.  The Company has preliminarily allocated the purchase price to accounts receivable and other assets.  The operating results related to the Umi acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.  The Umi operating results are included in the Company’s North American wholesale operations, and the current quarter results primarily relate to operating expenses as sales of Umi in the current quarter were minimal due to the seasonality of the business.  Shipments of Umi autumn/winter product will begin in the third quarter of 2010.

On January 23, 2009, the Company acquired a majority interest in a new subsidiary, Florsheim Australia.  Accordingly, the Company’s year to date results at June 30, 2010 included Florsheim Australia’s operations for the entire first six months, while the year to date results at June 30, 2009 only included the consolidated financial statements of Florsheim Australia from January 23 through June 30, 2009.

CONSOLIDATED OVERVIEW

Second Quarter Highlights

Consolidated net sales for the second quarter of 2010 were $48.7 million, down 3% from last year’s second quarter net sales of $50.1 million.  The Company’s consolidated earnings from operations for this year’s second quarter were $1.7 million, down from $2.2 million last year.

Consolidated earnings before tax were $1.9 million in the second quarter of 2010 compared with $3.7 million for the same period in 2009.  This decrease was caused by the lower earnings from operations and a net decrease in other income and expense this quarter compared with last year.  This year’s other income and expense included foreign exchange transaction losses of $344,000 on intercompany loans between the Company’s U.S. business and Florsheim Australia.  Last year’s other income and expense included foreign exchange transaction gains of $870,000 on the intercompany loans.

The Company’s net earnings this quarter were $1.3 million, down from $2.2 million in the same quarter last year.  Diluted earnings per share for the three months ended June 30, 2010 were $.11 per share compared with $.19 per share in last year’s second quarter.

Year to Date Highlights

Consolidated net sales for the first half of 2010 were $109.8 million compared with $109.0 million last year.  The Company’s consolidated earnings from operations for the first six months of 2010 were $7.1 million, up from $5.5 million last year.  The Company achieved higher gross earnings from operations this year compared with last year primarily as a result of higher gross margins in its wholesale segment.

The Company’s consolidated year to date earnings before tax at June 30, 2010 were $7.9 million compared with $7.3 million at June 30, 2009.  This year’s earnings before tax included year to date foreign exchange transaction losses of $217,000 on intercompany loans between the Company’s U.S. business and Florsheim Australia while last year’s earnings before tax included foreign exchange transaction gains of $758,000 on these same loans.

Consolidated net earnings for the six months ended June 30, 2010 were $5.1 million as compared with last year’s $4.7 million.  Diluted earnings per share to-date through June 30, 2010 were $.45, up from $.41 for the same period in 2009.

Financial Position Highlights

The Company’s cash and marketable securities totaled $78.0 million at June 30, 2010 compared with $76.8 million at December 31, 2009.  The Company had no outstanding debt at June 30, 2010.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net Sales
North American Wholesale	$35,278	$35,925	-2%	$79,946	$82,307	-3%
North American Retail	5,301	5,431	-2%	10,575	10,671	-1%
Other	8,145	8,697	-6%	19,241	15,983	20%
Total	$48,724	$50,053	-3%	$109,762	$108,961	1%

Earnings from Operations
North American Wholesale	$1,750	$1,935	-10%	$6,142	$5,229	17%
North American Retail	(160)	(138)	-16%	(349)	(411)	15%
Other	96	405	-76%	1,334	718	86%
Total	$1,686	$2,202	-23%	$7,127	$5,536	29%

North American Wholesale Segment

Net Sales

Sales in the Company’s wholesale segment for the three and six months ended June 30, 2010 and 2009 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$10,192	$9,982	2%	$26,603	$25,436	5%
Nunn Bush	14,433	14,447	0%	30,314	32,518	-7%
Florsheim	10,161	10,944	-7%	21,957	23,052	-5%
Umi	22	-	n/a	22	-	n/a
Total North American Wholesale	$34,808	$35,373	-2%	$78,896	$81,006	-3%
Licensing	470	552	-15%	1,050	1,301	-19%
Total North American Wholesale Segment	$35,278	$35,925	-2%	$79,946	$82,307	-3%

The quarter and year to date growth at Stacy Adams this year was achieved through stronger business with department stores and national shoe chains.  Year to date net sales of Nunn Bush were down this year primarily due to reduced shipments of product to off-price retailers.  Florsheim net sales were down in the second quarter and first half of 2010 compared with the same periods last year due to lower sales to national footwear chains.

Earnings from Operations

North American wholesale segment earnings from operations in the quarter ended June 30, 2010 were $1.8 million, compared with $1.9 million in last year’s second quarter.  For the six months ended June 30, North American wholesale segment earnings from operations were $6.1 million this year compared with $5.2 million last year.  The year to date increase this year was achieved through higher gross margins, which were offset slightly by the decrease in net sales this year.

Wholesale gross earnings were 30.3% of net sales in the second quarter of 2010 compared with 29.6% in last year’s second quarter.  For the six months ended June 30, wholesale gross earnings were 30.6% in 2010 and 27.9% in 2009.  The year to date increase this year was due to higher selling prices on select products and an overall reduction this year in sales to off-price retailers.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  Distribution costs were approximately $2.0 million for each of the three- month periods ended June 30, 2010 and 2009.  For the six months ended June 30, 2010 and 2009, distribution costs were approximately $4.0 million in each six month period.  These costs were included in selling and administrative expenses.  The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation.  Wholesale selling and administrative expenses for the quarter and first half of 2010 were approximately level with the same periods in 2009.  As a percent of net sales, wholesale selling and administrative expenses were 26.6% this quarter compared with 25.7% in the same quarter last year.  For the six months ended June 30, wholesale selling and administrative expenses were 24.1% of net sales in 2010 and 23.1% of net sales in 2009.  The percentage increase for both comparative periods reflects the fixed nature of most of the wholesale selling and administrative expenses.

North American Retail Segment

Net Sales

Second quarter net sales in the Company’s North American retail segment were down 2% compared with last year and down 1% for the six months ended June 30, 2010 compared with the same period last year.  There was one fewer store at June 30, 2010 as compared with June 30, 2009.  One retail store closed during the second quarter of 2010, and the Company plans to close one additional store in the fourth quarter this year.  Same store sales were down 1% for the second quarter and were flat for the first half of 2010.  The Company continues to evaluate its stores and the retail landscape on an on-going basis and make adjustments when necessary.

Earnings from Operations

The North American retail segment incurred operating losses of $160,000 and $138,000 in the quarters ended June 30, 2010 and 2009, respectively, and $349,000 and $411,000 for the six-month periods ended June 30, 2010 and 2009, respectively.  Both gross margins and selling and administrative expenses were relatively flat between periods.

North American retail segment gross earnings as a percent of net retail sales were approximately level with the prior year at 64.1% for the three months ended June 30, 2010 and 64.6% for the six months ended June 30, 2010.  Retail selling and administrative expenses as a percent of retail sales were 67.2% in the current quarter and 66.5% in last year’s second quarter.  To date in 2010, retail selling and administrative expenses were 67.9% of net sales compared with 68.2% of net sales for first half of 2009.  Selling and administrative expenses at the retail segment include and are primarily related to, rent and occupancy costs, employee costs and depreciation.  Many retail selling and administrative expenses are fixed in nature.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.  The decrease in other net sales for the quarter was due to a decrease in the net sales of the Australian wholesale business. The increase in other net sales for the six months ended June 30, 2010 was due mainly to the weaker U.S. dollar this year compared to 2009, and also due to the additional 23 days of Florsheim Australia’s operations this year.

Other income and expense and taxes

Other income and expense for the second quarter of 2010 was a net expense of $351,000, as compared to net income of $893,000 for the same period of 2009.  For the six months ended June 30, 2010, other income and expense was a net expense of $218,000 compared to net income of $799,000 last year.  The decrease this year primarily related to foreign currency transaction gains and losses on intercompany loans denominated in U.S. dollars between the Company’s U.S. business and Florsheim Australia.  In 2010, there were foreign currency transaction losses on these loans of $344,000 for the quarter and $217,000 year to date.  In 2009, there were foreign currency transaction gains of $870,000 for the quarter and $758,000 year to date.

The Company’s effective tax rate for the quarter ended June 30, 2010 was 41.7%, as compared to 31.8% for the same period of 2009.  For the six months ended June 30, 2010, the effective tax rate was 36.1% as compared with 33.8% for the same period of 2009.  The higher effective rates this year were due to various foreign taxes on foreign earnings and dividends.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities.  During the first half of 2010, the Company generated $7.9 million in cash from operating activities compared with $20.8 million in the same period one year ago.  This decrease was primarily due to a smaller decrease in inventory levels in the first half of 2010 compared with the same period of 2009.  Cash from operations in 2010 was used mainly to pay dividends and to fund the Umi acquisition (see Note 2).  Additionally, the Company purchased $21.8 million of marketable securities using both current maturities and available cash.  Capital expenditures were $646,000 through June 30, 2010.  The Company expects annual capital expenditures for 2010 to be between $1.0 million and $2.0 million.

The Company paid cash dividends of $3.4 million and $3.2 million during the six months ended June 30, 2010 and 2009, respectively.  On April 21, 2010, the Company’s Board of Directors increased the quarterly dividend rate from $.15 per share to $.16 per share.  This represents an increase of 7% in the quarterly dividend rate.  The impact of this will be to increase cash dividends paid annually by approximately $450,000.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  To date in 2010, the Company has repurchased 32,906 shares at a total cost of approximately $753,000.  The Company currently has 1,352,839 shares available under its previously announced buyback program.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

The Company had a total of $50.0 million available under its borrowing facility, and no outstanding borrowings as of June 30, 2010.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at June 30, 2010.  The facility expired on April 30, 2010 and was renewed through April 30, 2011.

The Company will continue to evaluate the best uses for its free cash, including continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2010 and 2011.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three month period ended June 30, 2010.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
4/1/10 - 4/30/10	-	$-	-	1,381,645

5/1/10 - 5/31/10	8,870	$23.02	8,870	1,372,775

6/1/10 - 6/30/10	19,936	$22.99	19,936	1,352,839

Total	28,806	$23.00	28,806

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

August 5, 2010	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED  June 30, 2010

		Incorporated Herein	Filed
Exhibit	Description	By Reference	Herewith

10.1	Amendment to loan agreement dated
April 28, 2006 which extends the revolving
	loan maturity date to April 30, 2011		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief
	Executive Officer and Chief Financial Officer		X