Form 10-Q
period 2010-09-30
WEYCO GROUP INC
filed 2010-11-04
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2010

                                                 Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________________

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

  As of  November 1, 2010, there were 11,307,421 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$6,771	$30,000
Marketable securities, at amortized cost	5,179	3,954
Accounts receivable, net	39,777	33,020
Inventories	47,840	40,363
Prepaid expenses and other current assets	3,401	3,922
Total current assets	102,968	111,259

Marketable securities, at amortized cost	58,950	42,823
Deferred income tax benefits	1,943	2,261
Other assets	15,306	13,070
Property, plant and equipment, net	26,025	26,872
Trademark	10,868	10,868
Total assets	$216,060	$207,153

LIABILITIES AND EQUITY:
Short term borrowings	$6,000	$-
Accounts payable	7,514	9,202
Dividend payable	1,800	1,693
Accrued liabilities	9,115	7,846
Accrued income taxes	600	1,241
Deferred income tax liabilities	333	295
Total current liabilities	25,362	20,277

Long-term pension liability	18,249	18,533

Common stock	11,298	11,333
Capital in excess of par value	18,680	16,788
Reinvested earnings	147,303	146,241
Accumulated other comprehensive loss	(9,389)	(10,066)
Total Weyco Group, Inc. equity	167,892	164,296
Noncontrolling interest	4,557	4,047
Total equity	172,449	168,343
Total liabilities and equity	$216,060	$207,153

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net sales	$57,136	$57,943	$166,898	$166,904
Cost of sales	34,985	36,272	102,681	106,631
Gross earnings	22,151	21,671	64,217	60,273

Selling and administrative expenses	17,660	17,089	52,599	50,156
Earnings from operations	4,491	4,582	11,618	10,117

Interest income	597	523	1,703	1,542
Interest expense	(7)	(1)	(95)	(26)
Other income and (expense), net	539	373	321	1,172

Earnings before provision for income taxes	5,620	5,477	13,547	12,805

Provision for income taxes	1,831	1,877	4,695	4,352

Net earnings	3,789	3,600	8,852	8,453

Net earnings attributable to noncontrolling interest	396	240	320	404

Net earnings attributable to Weyco Group, Inc.	$3,393	$3,360	$8,532	$8,049

Weighted average shares outstanding
Basic	11,252	11,256	11,293	11,259
Diluted	11,458	11,453	11,495	11,493

Earnings per share
Basic	$0.30	$0.30	$0.76	$0.71
Diluted	$0.30	$0.29	$0.74	$0.70

Cash dividends per share	$0.16	$0.15	$0.47	$0.44

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,852	$8,453
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities -
Depreciation	2,066	2,163
Amortization	101	70
Net foreign currency transaction (gains) losses	(334)	(1,114)
Deferred income taxes	(67)	315
Stock-based compensation	852	645
Pension contribution	(1,500)	(1,000)
Pension expense	2,436	2,240
Loss on disposal of fixed assets	16	14
Increase in cash surrender value of life insurance	(258)	(249)
Change in operating assets and liabilities -
Accounts receivable	(5,739)	(8,042)
Inventories	(6,940)	9,614
Prepaids and other current assets	797	956
Accounts payable	(1,768)	(1,953)
Accrued liabilities and other	278	2,737
Accrued income taxes	(651)	3,027
Net cash (used for) provided by operating activities	(1,859)	17,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses	(2,558)	(9,320)
Purchase of marketable securities	(22,094)	(8,065)
Proceeds from maturities of marketable securities	4,641	6,420
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(1,054)	(935)
Net cash used for investing activities	(21,220)	(12,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	-	1,314
Cash dividends paid	(5,221)	(4,881)
Shares purchased and retired	(2,240)	(2,596)
Proceeds from stock options exercised	723	677
Net borrowings (repayments) under revolving credit agreement	6,000	(1,250)
Income tax benefits from share-based compensation	381	138
Net cash used for financing activities	(357)	(6,598)

Effect of exchange rate changes on cash	207	-

Net decrease in cash and cash equivalents	(23,229)	(777)

CASH AND CASH EQUIVALENTS at beginning of period	$30,000	$11,486

CASH AND CASH EQUIVALENTS at end of period	$6,771	$10,709

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,788	$1,304
Interest paid	$95	$28

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year.

2.	Acquisition

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million.  The acquisition has been accounted for in these financial statements as a business combination under Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805).  The Company has preliminarily allocated the purchase price to accounts receivable and other assets.  The operating results related to the Umi acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.  Umi net sales were approximately $1.0 million for both the three- and nine-month periods ended September 30, 2010, as there were minimal shipments in the second quarter due to the seasonality of the business.   Additional disclosures required by ASC 805 have not been provided as the acquisition was not material to the Company’s financial statements.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$3,393	$3,360	$8,532	$8,049

Denominator:
Basic weighted average shares outstanding	11,252	11,256	11,293	11,259
Effect of dilutive securities:
Employee stock-based awards	206	197	202	234
Diluted weighted average shares outstanding	11,458	11,453	11,495	11,493

Basic earnings per share	$0.30	$0.30	$0.76	$0.71

Diluted earnings per share	$0.30	$0.29	$0.74	$0.70

Diluted weighted average shares outstanding for the three and nine months ended September 30, 2010 excluded outstanding options to purchase 283,150 shares of common stock at a weighted average price of $28.45, as they were antidilutive.   Diluted weighted average shares outstanding for the three and nine months ended September 30, 2009 excluded outstanding options to purchase 286,250 shares of common stock at a weighted average price of $28.45 and 246,100 shares of common stock at a weighted average price of $29.16, respectively, as they were antidilutive.

4.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income and expense are not allocated to the segments.  The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.  Summarized segment data for the three and nine months ended September 30, 2010 and 2009 was:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2010
Product sales	$41,050	$5,161	$10,563	$56,774
Licensing revenues	362	-	-	362
Net sales	$41,412	$5,161	$10,563	$57,136
Earnings from operations	$3,295	$(378)	$1,574	$4,491

2009
Product sales	$41,772	$5,062	$10,493	$57,327
Licensing revenues	616	-	-	616
Net sales	$42,388	$5,062	$10,493	$57,943
Earnings from operations	$3,929	$(341)	$994	$4,582

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2010
Product sales	$119,946	$15,736	$29,804	$165,486
Licensing revenues	1,412	-	-	1,412
Net sales	$121,358	$15,736	$29,804	$166,898
Earnings from operations	$9,436	$(726)	$2,908	$11,618

2009
Product sales	$122,778	$15,732	$26,477	$164,987
Licensing revenues	1,917	-	-	1,917
Net sales	$124,695	$15,732	$26,477	$166,904
Earnings from operations	$9,158	$(753)	$1,712	$10,117

5.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, all of the Company’s investments are classified as held-to-maturity securities and are reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of September 30, 2010 as reported in the Consolidated Condensed Balance Sheets was $64.1 million.  The estimated fair market value of those marketable securities as of September 30, 2010 was $66.8 million.  The unrealized gains and losses on marketable securities as of September 30, 2010, were $3.0 million and $301,000, respectively.  The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures.  The Company has reviewed its portfolio of marketable securities as of September 30, 2010 and has determined that no other-than-temporary market value impairments exist.

6.      Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Benefits earned during the period	$301	$297	$886	$773
Interest cost on projected benefit obligation	612	534	1,836	1,606
Expected return on plan assets	(463)	(383)	(1,373)	(1,149)
Net amortization and deferral	362	368	1,087	1,010
Net pension expense	$812	$816	$2,436	$2,240

On July 1, 2010, the Company made a $1.5 million contribution to its defined benefit pension plan.

7.     Share-Based Compensation Plans

During the three and nine months ended September 30, 2010, the Company recognized approximately $282,000 and $852,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2009.  During the three and nine months ended September 30, 2009, the Company recognized approximately $219,000 and $645,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2008.

The following table summarizes the stock option activity under the Company’s plans for the nine-month period ended September 30, 2010:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2009	1,195,276	$18.68
Exercised	(62,984)	$11.47
Forfeited	(2,050)	$26.51
Outstanding at September 30, 2010	1,130,242	$19.07	2.76	$6,815,300
Exercisable at September 30, 2010	782,717	$16.02	2.44	$6,606,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at September 30, 2010 of $24.22 and the exercise price.

The following table summarizes stock option activity for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of stock options exercised	$127	$10	$976	$940
Cash received from stock option exercises	$116	$157	$723	$677
Income tax benefit from the exercise of stock options	$50	$4	$381	$367
`
The following table summarizes the Company’s restricted stock award activity for the nine- month period ended September 30, 2010:

	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2009	46,670	$25.56
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested September 30, 2010	46,670	$25.56	1.82	$832,000

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the September 30, 2010 market value of $24.22

8.	Short-Term Borrowings

As of September 30, 2010, the Company had a total of $50.0 million available under its borrowing facility, under which total outstanding borrowings were $6.0 million.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at September 30, 2010.  The facility expires April 30, 2011.

9.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Net earnings	$3,789	$3,600	$8,852	$8,453
Foreign currency translation adjustments	1,300	789	204	1,516
Pension liability, net of tax	221	224	663	616
Total comprehensive income	$5,310	$4,613	$9,719	$10,585

The components of accumulated other comprehensive loss as recorded on the accompanying balance sheets were as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Foreign currency translation adjustments	$1,135	$1,121
Pension liability, net of tax	(10,524)	(11,187)
Total accumulated other comprehensive loss	$(9,389)	$(10,066)

10.	Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2010 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Income/(Loss)	Interest
	(Dollars in thousands)

Balance, December 31, 2009	$11,333	$16,788	$146,241	$(10,066)	$4,047

Net earnings			8,532		320
Foreign currency translation adjustments				14	190
Pension liability adjustment, net of tax				663
Cash dividends declared			(5,328)
Stock options exercised	63	659
Stock-based compensation expense		852
Income tax benefit from stock-based compensation		381
Shares purchased and retired	(98)		(2,142)

Balance, September 30, 2010	$11,298	$18,680	$147,303	$(9,389)	$4,557

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

The Company is a distributor of men’s casual, dress and fashion shoes.  The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,”  “Stacy Adams” and “Umi.”   Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  In the wholesale segment, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment.  The Company’s retail segment consisted of 36 Company-owned retail stores in the United States and an Internet business as of September 30, 2010.  Sales in retail outlets are made directly to consumers by Company employees.  The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million.  The Company has preliminarily allocated the purchase price to accounts receivable and other assets.  The operating results related to the Umi acquisition have been included in the Company’s consolidated financial statements from the date of acquisition.  The Umi operating results are included in the Company’s North American wholesale operations.  Umi net sales for the current quarter approximate its year to date net sales, as there were minimal shipments in the second quarter due to the seasonality of the business.

On January 23, 2009, the Company acquired a majority interest in a new subsidiary, Florsheim Australia.  Accordingly, the Company’s year to date results at September 30, 2010 included Florsheim Australia’s operations for the entire first nine months, while the year to date results at September 30, 2009 only included the consolidated financial statements of Florsheim Australia from January 23 through September 30, 2009.

CONSOLIDATED OVERVIEW

Third Quarter Highlights

The Company’s overall business in the third quarter was essentially flat compared with last year from both a sales and earnings perspective.

Consolidated net sales for the third quarter of 2010 were $57.1 million, down 1% from last year’s third quarter net sales of $57.9 million.  Consolidated earnings from operations for this year’s third quarter were $4.5 million, compared with $4.6 million last year.

The Company’s net earnings were flat at approximately $3.4 million for the third quarter of 2010 and 2009.  Diluted earnings per share for the three months ended September 30, 2010 were $.30 per share compared with $.29 per share last year.

Year to Date Highlights

Consolidated net sales for the first nine months were $166.9 million in both 2010 and 2009.  Consolidated earnings from operations for the first nine months of 2010 were $11.6 million, up from $10.1 million last year.  The increase was due primarily to higher gross margins this year in the Company’s North American wholesale segment and its retail business at Florsheim Australia.  This growth was slightly offset by higher selling and administrative expenses this year in the North American wholesale segment.

Other income and expense was down approximately $850,000 this year as foreign exchange gains on intercompany loans between the U.S. and Florsheim Australia were $318,000 this year compared with $1.1 million last year.

The Company’s consolidated net earnings for the nine months ended September 30, 2010 were $8.5 million as compared with last year’s $8.0 million.  Diluted earnings per share through September 30, 2010 were $.74, up from $.70 for the first nine months of 2009.

Financial Position Highlights

The Company’s cash and marketable securities totaled $70.9 million at September 30, 2010 compared with $76.8 million at December 31, 2009.  Total outstanding debt at September 30, 2010 was $6.0 million, all of which was under its borrowing facility, and there was no outstanding debt at December 31, 2009.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)			(Dollars in thousands)
Net Sales
North American Wholesale	$41,412	$42,388	-2%	$121,358	$124,695	-3%
North American Retail	5,161	5,062	2%	15,736	15,732	0%
Other	10,563	10,493	1%	29,804	26,477	13%
Total	$57,136	$57,943	-1%	$166,898	$166,904	0%

Earnings from Operations
North American Wholesale	$3,295	$3,929	-16%	$9,436	$9,158	3%
North American Retail	(378)	(341)	-11%	(726)	(753)	4%
Other	1,574	994	58%	2,908	1,712	70%
Total	$4,491	$4,582	-2%	$11,618	$10,117	15%

North American Wholesale Segment

Net Sales

Net sales in the Company’s wholesale segment for the three and nine months ended September 30, 2010 and 2009 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$13,447	$11,622	16%	$40,050	$37,058	8%
Nunn Bush	15,830	17,290	-8%	46,144	49,808	-7%
Florsheim	10,819	12,860	-16%	32,776	35,912	-9%
Umi	954	-	n/a	976	-	n/a
Total North American Wholesale	$41,050	$41,772	-2%	$119,946	$122,778	-2%
Licensing	362	616	-41%	1,412	1,917	-26%
Total North American Wholesale Segment	$41,412	$42,388	-2%	$121,358	$124,695	-3%

The quarter and year to date growth at Stacy Adams this year was achieved through stronger business with department stores.  Sales of Nunn Bush for the quarter and year to date were down this year primarily because a significant new account was opened in the third quarter of last year, and that period included the initial shipments to that customer.  Florsheim has been challenged this year because it is at the higher end of the pricing matrix for midtier department stores and shoe chains, and consumers have continued to trade away from higher priced brands.  Sales of Umi for the third quarter approximate the year to date sales as second quarter sales of Umi were minimal due to the seasonality of the business.  Shipments of Umi autumn/winter product began in the third quarter of 2010.

Licensing revenues for the quarter were $362,000 in 2010 compared with $616,000 in 2009.  The decrease was due to continued struggles of independent retailers in the U.S. who distribute the majority of the Company’s licensed products, and also due to the poor economic environment in Mexico, which has caused a decrease in the Company’s licensing revenues from its footwear licensee in Mexico.

Earnings from Operations

North American wholesale segment earnings from operations in the quarter ended September 30, 2010 were $3.3 million, compared with $3.9 million in the same quarter last year.  The decrease in this year’s third quarter was due to lower licensing revenues and higher selling and administrative expenses.  Year to date North American wholesale segment earnings from operations were $9.4 million this year compared with $9.2 million last year.  The year to date increase resulted from higher gross margins this year somewhat offset by higher selling and administrative expenses and lower licensing revenues.

Wholesale gross earnings were 30.9% of net sales in the current quarter compared with 30.2% in the same quarter last year.  Year to date wholesale gross earnings were 30.7% in 2010 and 28.7% in 2009.  The increases this year were due primarily to higher selling prices on select products.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  Distribution costs were approximately $2.0 million for each of the three- month periods ended September 30, 2010 and 2009.  For the nine months ended September 30, 2010 and 2009, distribution costs were approximately $6.0 million in each nine month period.  These costs were included in selling and administrative expenses.  The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation.  Wholesale selling and administrative expenses for the quarter ended September 30 were $9.8 million in 2010 and $9.3 million in 2009.  Year to date wholesale selling and administrative expenses were $28.8 million in 2010 and $28.0 million in 2009.  For the quarter, wholesale selling and administrative expenses as a percent of net sales were 23.8% this quarter compared with 22.3% in the same quarter last year.  For the nine months ended September 30, wholesale selling and administrative expenses were 24.0% of net sales in 2010 and 22.8% of net sales in 2009.  The percentage increase for both comparative periods reflects higher advertising and employee costs, which include additional costs this year associated with Umi.

North American Retail Segment

Net Sales

Third quarter net sales in the Company’s North American retail segment were up 2% compared with last year and flat for the nine months ended September 30, 2010 compared with the same period last year.  One retail store closed during the second quarter of 2010, and the Company plans to close one additional store in the fourth quarter this year.  Same store sales were up 3% for the third quarter and were up 1% year to date.  The Company continues to evaluate its stores and the retail landscape on an on-going basis and makes adjustments when necessary.

Earnings from Operations

The North American retail segment incurred operating losses of $378,000 and $342,000 in the quarters ended September 30, 2010 and 2009, respectively, and $726,000 and $753,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.  Both gross margins and selling and administrative expenses were relatively flat between periods.

North American retail segment gross earnings as a percent of net retail sales were level with the prior year at approximately 64.3% for the three and nine months ended September 30, 2010.  Retail selling and administrative expenses as a percent of retail sales were 71.7% in the current quarter and 71.0% in the same quarter last year.  For the nine months ended September 30, retail selling and administrative expenses were 69.1% of net sales in 2010 and 2009.  Selling and administrative expenses at the retail segment include and are primarily related to, rent and occupancy costs, employee costs and depreciation.  Many retail selling and administrative expenses are fixed in nature.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.  In U.S. dollars, net sales in the Company’s other businesses were flat for the quarter and up 13% through September 30, 2010 compared to the same periods in 2009.  The local currency for a large part of these sales is the Australian dollar, which  strengthened in relation to the U.S. dollar by approximately 8% in the third quarter of 2010 compared to 2009, and by approximately 14% to date through September 30, 2010 compared with 2009.  Therefore, Florsheim Australia’s net sales in U.S. dollars have benefited from exchange rate changes this year.  Net sales denominated in the local currency were down 8% for the quarter and 2% for the year due to current year challenges in the wholesale business in Australia. In addition, 2010 year to date net sales include an additional 23 days of Florsheim Australia’s operations.  Other earnings from operations were up for the quarter and year to date, primarily attributable to higher gross earnings in Florsheim Australia’s retail business due to higher sales and increased gross margins as a percent of net sales.  Other selling and administrative expenses as a percent of net sales for the quarter and year to date were approximately flat compared with the same periods last year.

Other income and expense and taxes

For the quarter ended September 30, the Company had other income of $539,000 in 2010 and   $373,000 in 2009.  For the nine months ended September 30, 2010, the Company had other income of $321,000 compared with other income of $1.2 million last year.  Included in the Company’s other income and expense this year and last year were foreign currency transaction gains on intercompany loans denominated in U.S. dollars between the Company’s U.S. business and Florsheim Australia.  For the three months ended September 30, there were foreign currency transaction gains on these loans of $535,000 in 2010 and $357,000 in 2009.   For the nine months ended September 30, there were foreign currency transaction gains of $318,000 in 2010 and $1.1 million in 2009.

The Company’s effective tax rate for the quarter ended September 30, 2010 was 32.6%, as compared to 34.3% for the same period of 2009.  For the nine months ended September 30, 2010, the effective tax rate was 34.7% as compared with 34.0% for the same period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which totaled $70.9 million at September 30, 2010 compared with $76.8 million at December 31, 2009.  During the first nine months of 2010, the Company used $1.9 million in cash from operating activities compared with $17.9 million generated last year.  The decrease was primarily due to changes in inventory levels in 2010 compared with 2009.  The Company’s inventory levels in 2010 are higher in comparison with last year as the Company lowered its inventory levels in 2009 when many major retailers reduced their inventory exposure in reaction to the slowdown in consumer demand.  In 2010, the Company purchased $22.1 million of marketable securities using both current maturities and available cash.  Capital expenditures were $1.1 million through September 30, 2010.  The Company expects capital expenditures for 2010 to be less than $2.0 million.

The Company paid cash dividends of $5.2 million and $4.9 million during the nine months ended September 30, 2010 and 2009, respectively.  On April 21, 2010, the Company’s Board of Directors increased the quarterly dividend rate from $.15 per share to $.16 per share.  This represents an increase of 7% in the quarterly dividend rate.  The impact of this will be to increase cash dividends paid annually by approximately $450,000.  The Company also used $2.6 million for the Umi acquisition on April 28, 2010.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  To date in 2010, the Company has repurchased 97,683 shares at a total cost of approximately $2.2 million.  The Company currently has 1,288,062 shares available under its previously announced buyback program.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

The Company had a total of $50.0 million available under its borrowing facility, under which total outstanding borrowings at September 30, 2010 were $6.0 million.  The facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at September 30, 2010.  The facility expires on April 30, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three month period ended September 30, 2010.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
7/1/10 - 7/31/10	39,282	$22.96	39,282	1,313,557

8/1/10 - 8/31/10	25,495	$22.97	25,495	1,288,062

9/1/10 - 9/30/10	-	$-	-	1,288,062

Total	64,777	$22.96	64,777	1,288,062

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

November 4, 2010	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED  September 30, 2010

		Incorporated Herein	Filed
Exhibit	Description	By Reference	Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief
	Executive Officer and Chief Financial Officer		X