Form 10-K
period 2010-12-31
WEYCO GROUP INC
filed 2011-03-15
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from  to

Commission file number 0-9068

WEYCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0702200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. Estabrook Boulevard,
P. O. Box 1188,
Milwaukee, WI 53201

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, include area code: (414) 908-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock — $1.00 par value per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference or in any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2010 was $160,416,000. This was based on the closing price of $22.78 per share as reported by NASDAQ on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2011, there were outstanding 11,357,311 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 3, 2011, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K
Year Ended December 31, 2010

i

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

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business, the distribution of men’s footwear. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” “Stacy Adams,” and “Umi.” The Company also has other brands, including “Brass Boot” and “Nunn Bush NXXT,” which are included within Nunn Bush sales figures, “SAO by Stacy Adams,” which is included within Stacy Adams sales, and “Florsheim by Duckie Brown” which was introduced in 2009 and is included within Florsheim sales. Trademarks maintained by the Company on these names are important to the business. The Company’s products consist of both mid-priced quality leather dress shoes which would be worn as a part of more formal and traditional attire and quality casual footwear of man-made materials or leather which would be appropriate for leisure or less formal occasions. The Company’s footwear, and that of the industry in general, is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the American male population.

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (Combs). Combs designs and markets boots, shoes and sandals for men, women and children, under the BOGS and Rafters brand names. Their products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets. Management believes these brands fit well into the Company’s strategy to diversify its product mix and enhance its share of the casual footwear market. See Note 19 of the Notes to Consolidated Financial Statements for more information regarding this acquisition.

The Company purchases finished shoes from outside suppliers, primarily located in China and India. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. Historically, there have been few inflationary pressures in the shoe industry and leather and other component prices have been stable. However, since 2007 there have been upward cost pressures from the Company’s suppliers, related to a variety of factors, including higher labor, materials and freight costs and changes in the strength of the U.S. dollar. In certain circumstances, the Company is able to increase prices to offset the effect of these increases in costs.

The Company’s business is separated into two reportable segments — the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (“Florsheim Australia”) and its wholesale and retail businesses in Europe.

In 2010, 2009 and 2008 sales of the North American wholesale segment, which include both wholesale sales and licensing revenues, constituted approximately 72%, 75% and 85% of total sales, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2010, 2009 and 2008, sales to the Company’s largest customer, JCPenney, were 12%, 13% and 14%, respectively, of total sales. The Company employs traveling salespeople who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. Although there is no clearly identifiable seasonality in the men’s footwear business, new styles are historically developed and shown twice each year, in spring and fall. In accordance with industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company has licensing agreements with third parties who sell its branded shoes outside of the United States and Canada, as well as licensing agreements with speciality shoe, apparel and accessory manufacturers in the United States. Licensing revenues were approximately 1% of total sales in each of the years 2010 and 2009 and 2% of total sales in 2008.

The North American retail segment constituted approximately 10% of total sales in each of the years 2010 and 2009 and 12% of total sales in 2008. As of December 31, 2010, the retail segment consisted of 35 company-operated stores in the United States and an Internet business. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with a more complete selection.

Sales of the Company’s other businesses represented 18%, 15% and 3% of total sales in 2010, 2009, and 2008, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. The increase in 2009 was due to the Company’s acquisition of Florsheim Australia in January 2009 (see Note 3 of the Notes to Consolidated Financial Statements).

As of December 31, 2010, the Company had a backlog of $28 million of confirmed orders compared with $27 million as of December 31, 2009. This does not include unconfirmed blanket orders from customers, which account for the majority of the Company’s orders, particularly from its larger accounts. All orders are expected to be filled within one year.

As of December 31, 2010, the Company employed 562 persons, of which 16 were members of collective bargaining units. Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company. During 2009, 166 employees were added as a result of the Company’s acquisition of Florsheim Australia (see Note 3 of the Notes to Consolidated Financial Statements).

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

Spending patterns in the footwear market, particularly those in the moderate-priced market in which a good portion of the Company’s products compete, have historically been impacted by consumers’ disposable income. As a result, the success of the Company is impacted by changes in general economic conditions, especially in the United States. Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, employment, consumer confidence, interest rates and taxation. Additionally, the economy and consumer behavior can impact the financial strength and buying patterns of retailers, which can also affect the Company’s results. The continued weak economic conditions, or a worsening of conditions, could adversely affect the Company’s sales volume and overall performance.

Changes in the U.S. and global credit markets could adversely affect the Company’s business.

Global financial markets recently have been, and continue to be, unstable and unpredictable, which has generally resulted in a tightening in the credit markets with heightened lending standards and terms. This volatility and instability in the credit markets poses various risks to the Company, including negatively impacting retailer and consumer confidence, limiting the Company’s customers’ access to credit markets and interfering with the normal commercial relationships between the Company and its customers. Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

In addition, weak economic conditions and unstable and volatile financial markets could lead to certain of the Company’s customers experiencing cash flow problems, which may force them into higher default rates or to file for bankruptcy protection which may increase the Company’s bad debt expense or further negatively impact the Company’s business.

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

The Company relies on independent foreign sources of production and the availability of leather, rubber and other raw materials which could have unfavorable effects on the Company’s business.

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

Additionally, the Company’s products depend on the availability of raw materials, especially leather and rubber. Any significant shortages of quantities or increases in the cost of leather or rubber could have a material adverse effect on the Company’s business and results of operations.

The Company is subject to risks associated with its non-U.S. operations that could adversely affect its financial results.

As a result of the Company’s global presence, a portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company’s primary exposures are to the Australian dollar and the Canadian dollar. Exchange rates can be volatile and could adversely impact the Company’s financial results.

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

The Company intends to continue to look for new acquisition opportunities. That search could be unsuccessful and costs could be incurred in failed search efforts. When an acquisition occurs, the Company cannot guarantee that it would be able to successfully integrate the brand into its current operations, or that any acquired brand would achieve results in line with the Company’s historical performance or its specific expectations for the brand.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The following facilities were operated by the Company and its subsidiaries as of December 31, 2010:

Location	Character	Owned/ Leased		Square Footage	% Utilized
Glendale, Wisconsin	Two story office and distribution center	Owned		780,000	90%
Montreal, Canada	Multistory office and distribution center	Leased	(1)	42,400	100%
Florence, Italy	One story office and distribution center	Leased	(1)	19,400	100%
Fairfield Victoria, Australia	Office and distribution center	Leased	(1)	28,500	100%
Strydom Park, South Africa	Distribution center — Apparel	Leased	(1)	3,700	100%
Strydom Park, South Africa	Distribution center — Footwear	Leased	(1)	3,700	100%
Hong Kong, China	Office and distribution center	Leased	(1)	13,000	100%
Shenzhen, China	Distribution center	Leased	(1)	3,600	100%

(1)	Not material leases.

In addition to the above-described office and distribution facilities, the Company operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 12 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3 LEGAL PROCEEDINGS

Not Applicable

ITEM 4 RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

Officer	Age	Office(s)	Served Since	Business Experience
Thomas W. Florsheim, Jr.	53	Chairman and Chief Executive Officer	1996	Chairman and Chief Executive Officer of the Company — 2002 to present; President and Chief Executive Officer of the Company — 1999 to 2002; President and Chief Operating Officer of the Company — 1996 to 1999; Vice President of the Company — 1988 to 1996
John W. Florsheim	47	President, Chief Operating Officer and Assistant Secretary	1996	President, Chief Operating Officer and Assistant Secretary of the Company — 2002 to present; Executive Vice President, Chief
Operating Officer and Assistant Secretary of the Company — 1999 to 2002; Executive Vice President
of the Company — 1996 to 1999;
				Vice President of the Company — 1994 to 1996
Peter S. Grossman	67	Senior Vice President, President, Nunn Bush Brand and Retail	1971	Senior Vice President of the Company — 2002 to present; Vice President of the Company — 1971 to 2002
John F. Wittkowske	51	Senior Vice President, Chief Financial Officer and Secretary	1993	Senior Vice President, Chief Financial Officer and Secretary of the Company — 2002 to present; Vice President, Chief Financial Officer and Secretary of the Company — 1995 to 2002; Secretary/Treasurer of the Company — 1993 to 1995

Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and
Chairman Emeritus Thomas W. Florsheim is their father.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the NASDAQ Stock Market (NASDAQ) under the symbol “WEYS.”

COMMON STOCK DATA

	2010			2009
	Stock Prices		Cash Dividends Declared	Stock Prices		Cash Dividends Declared
Quarter:	High	Low		High	Low
First	$24.89	$20.82	$0.15	$33.21	$20.11	$0.14
Second	$25.71	$22.29	$0.16	$28.22	$21.34	$0.15
Third	$25.51	$22.40	$0.16	$24.94	$21.26	$0.15
Fourth	$26.80	$22.64	$0.16	$24.43	$21.66	$0.15
			$0.63			$0.59

There were 168 holders of record of the Company’s common stock as of March 1, 2011.

The stock prices shown above are the high and low actual trades on the NASDAQ for the calendar periods indicated.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2010 with the cumulative return on the NASDAQ Non-Financial Stock Index and the Russell 3000-RGS Textiles Apparel & Shoe Index. The comparison assumes $100 was invested on December 31, 2005 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2005	2006	2007	2008	2009	2010
Weyco Group, Inc.	100	131	146	179	135	147
NASDAQ Non-Financial Stock Index	100	110	124	57	86	102
Russell 3000 – RGS Textiles Apparel & Shoes Index	100	129	99	64	100	136

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000, May 2001 and again in February 2009 the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of a total of 4,000,000 additional shares. Therefore, 5,500,000 shares have been authorized for repurchase through December 31, 2010. The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/01/10 – 10/31/10	—	$—	—	1,288,062
11/01/10 – 11/30/10	3,509	$23.01	3,509	1,284,553
12/01/10 – 12/31/10	—	$—	—	1,284,553
Total	3,509	$23.01	3,509

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information for the years ended December 31, 2006 through December 31, 2010.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2010	2009	2008	2007	2006
Net Sales	$229,231	$225,305	$221,432	$232,616	$221,047
Net earnings attributable to Weyco Group, Inc.	$13,668	$12,821	$17,025	$22,901	$21,856
Diluted earnings per share	$1.19	$1.11	$1.45	$1.91	$1.81
Weighted average diluted shares outstanding	11,493	11,510	11,757	12,013	12,094
Cash dividends per share	$0.63	$0.59	$0.53	$0.42	$0.34
Total assets	$223,435	$207,153	$190,640	$190,152	$189,623
Bank borrowings	$5,000	$—	$1,250	$550	$10,958

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a distributor of men’s casual, dress and fashion shoes. The principal brands of shoes sold by the Company are “Florsheim,” “Nunn Bush,” “Stacy Adams,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. In the North American wholesale segment (“wholesale”), the Company’s products are sold to shoe specialty stores, department stores and clothing retailers, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. The Company’s North American retail segment (“retail”) consisted of 35 Company-owned retail stores in the United States and an Internet business as of December 31, 2010. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2010. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales in 2010 were $229.2 million, up 2% compared with $225.3 million in 2009. Earnings from operations were $18.8 million in 2010, up 12% compared with $16.8 million in 2009. During 2010, the Company achieved higher gross earnings as a percent of net sales at its wholesale, retail and other business operations.

Wholesale net sales in 2010 were down $2.7 million, due to slightly lower wholesale sales and reduced licensing revenues in 2010. Wholesale operating earnings were down approximately $800,000 compared with 2009, mainly due to the decrease in licensing revenues in 2010. Retail sales were up approximately $500,000 in 2010, and retail operating earnings were up $1.1 million, primarily due to $800,000 of lower impairment charges in 2010 compared with 2009. Net sales and operating earnings of the Company’s other businesses were up $6.1 million and $1.7 million, respectively, in 2010 compared with 2009, mainly due to increases at Florsheim Australia.

Other income and expense, net was $345,000 of income in 2010 compared with $1.4 million of income in 2009. The decrease was due to lower foreign currency exchange gains on intercompany loans this year as compared to last year.

Net earnings attributable to Weyco Group, Inc. in 2010 were $13.7 million, up 7% compared with $12.8 million in 2009. Diluted earnings were $1.19 per share for 2010 and $1.11 per share in 2009.

Financial Position Highlights

At December 31, 2010, the Company’s cash and marketable securities totaled $70.2 million and there were $5.0 million of borrowings under its revolving line of credit. At December 31, 2009, the Company’s cash and marketable securities totaled $76.8 million and there was no debt outstanding. During 2010, the Company used cash in an effort to build inventories from the historically low levels at the end of 2009, and also to increase its stock of core styles in anticipation of possible price increases from overseas manufacturers.

Recent Acquisitions

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million. The Company allocated the purchase price to accounts receivable, trademarks and other assets. The operating results related to the Umi acquisition have been included in the Company’s consolidated financial statements from the date of acquisition, within the North American wholesale operations.

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (Combs) for $29.4 million in cash plus assumed debt of approximately $3.5 million and contingent payments after two and five years, which are dependent on Combs achieving certain performance measures. Combs designs and markets boots, shoes and sandals for men, women and children, under the BOGS and Rafters brand names. Their products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets. Combs’ sales for its most recent fiscal year were approximately $27 million. The Company expects the acquisition to be accretive to earnings in 2011, excluding the impact of certain purchase accounting adjustments as well as transaction and integration costs. See Note 19 of the Notes to Consolidated Financial Statements.

2010 vs. 2009

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the years ended December 31, 2010 and 2009 were as follows:

	Years ended December 31,
	2010	2009	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$166,021	$168,673	-2%
North American Retail	22,497	22,033	2%
Other	40,713	34,599	18%
Total	$229,231	$225,305	2%
Earnings from Operations
North American Wholesale	$15,743	$16,578	-5%
North American Retail	(400)	(1,508)	n/a
Other	3,438	1,710	101%
Total	$18,781	$16,780	12%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2010 and 2009 were as follows:

	North American Wholesale Segment Net Sales
	Years ended December 31,
	2010	2009	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$53,392	$48,951	9%
Nunn Bush	63,401	67,744	-6%
Florsheim	45,883	49,295	-7%
Umi	1,167	—	n/a
Total North American Wholesale	$163,843	$165,990	-1%
Licensing	2,178	2,683	-19%
Total North American Wholesale Segment	$166,021	$168,673	-2%

Net sales at Stacy Adams grew 9% this year due to stronger business within several trade channels. Nunn Bush and Florsheim net sales were down in 2010 due to lower volumes across several trade channels. The Florsheim business continues to be challenged because it is at the higher end of the pricing matrix for midtier department stores and shoe chains, and consumers have continued to trade away from higher priced brands. Umi was acquired in April 2010 (see Note 3 of the Notes to Consolidated Financial Statements). Due to the seasonality of the business, sales of Umi this year did not begin until the third quarter of 2010 with shipments of autumn/winter product.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. In 2010, the Company’s licensing revenues decreased, primarily due to the continued struggles of independent retailers in the U.S. who distribute the majority of the Company’s licensed products, and also due to the poor economic environment in Mexico, which has caused a decrease in the Company’s licensing revenues from its footwear licensee in Mexico.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $15.7 million in 2010, compared with $16.6 million in 2009. Higher gross earnings as a percent of sales this year were offset by higher selling and administrative expenses and lower licensing revenues compared with 2009.

Wholesale gross earnings as a percent of net sales were 31.6% in 2010 compared with 30.5% in 2009. The increase was primarily due to higher selling prices on select products.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company’s distribution costs were $7.9 million in each of the years ended December 31, 2010 and 2009. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were up approximately $1.5 million in 2010 compared with 2009. As a percent of net wholesale sales, wholesale selling and administrative expenses were 23.4% in 2010 compared with 22.1% in 2009. The dollar and percentage increases were primarily due to higher advertising and employee costs, which include additional costs this year associated with Umi. These increased costs were partially offset by lower bad debt expense this year.

North American Retail Segment

Net Sales

In the North American retail segment, net sales in 2010 were $22.5 million, up 2% from $22.0 million in 2009. There was one fewer store in 2010 compared with 2009. Same store sales were up 3.5%. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Earnings from Operations

Earnings from operations in the North American retail segment increased $1.1 million in 2010. The increase was primarily due to lower selling and administrative expenses this year. Gross earnings as a percent of net sales in the retail segment were 64.3% in 2010 compared with 64.1% in 2009.

Retail selling and administrative expenses were down approximately $750,000 in 2010 compared with 2009. As a percent of net retail sales, retail selling and administrative expenses were 66.1% in 2010 compared with 70.9% in 2009. These decreases mostly reflect lower depreciation expense and lower impairment charges this year compared with last year. In 2010 and 2009, selling and administrative expenses included a charge of $310,000 and $1.1 million, respectively, to recognize the impairment of certain North American retail segment fixed assets (see Note 2 of the Notes to Consolidated Financial Statements).

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2010, net sales of the Company’s other operations were $40.7 million, compared with $34.6 million in 2009. The majority of the increase was at Florsheim Australia, whose net sales increased $5.5 million, or 20%. In local currency, Florsheim Australia’s sales increased 4%, and the weaker U.S. dollar in 2010 relative to the Australian dollar caused the rest of the sales increase. Earnings from operations in the Company’s other businesses in 2010 were up $1.7 million, due mainly to Florsheim Australia’s increased sales and gross earnings as a percent of sales.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is from its investments in marketable securities. Interest income for 2010 was up $440,000 compared with 2009, principally due to a higher average investment balance this year compared with last year.

Other income and expense, net for 2010 was $345,000 of income compared with $1.4 million of income in 2009. Included in the Company’s other income and expense this year and last year were foreign currency transaction gains on intercompany loans denominated in U.S. dollars between the Company’s U.S. business and Florsheim Australia. In 2010, there were foreign currency transaction gains of $370,000 compared with $1.3 million of gains last year.

The effective tax rate for 2010 was 33.7% compared with 34.7% in 2009. The decrease in 2010 was primarily due to lower effective rates at certain of the Company’s foreign businesses.

2009 vs. 2008

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the years ended December 31, 2009 and 2008 were as follows:

	Years ended December 31,
	2009	2008	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$168,673	$187,164	-10%
North American Retail	22,033	26,548	-17%
Other	34,599	7,720	348%
Total	$225,305	$221,432	2%
Earnings from Operations
North American Wholesale	$16,578	$22,527	-26%
North American Retail	(1,508)	1,145	-232%
Other	1,710	827	107%
Total	$16,780	$24,499	-32%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2009 and 2008 were as follows:

	North American Wholesale Segment Net Sales
	Years ended December 31,
	2009	2008	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$48,951	$55,470	-12%
Nunn Bush	67,744	69,367	-2%
Florsheim	49,295	58,043	-15%
Total North American Wholesale	$165,990	$182,880	-9%
Licensing	2,683	4,284	-37%
Total North American Wholesale Segment	$168,673	$187,164	-10%

North American wholesale net sales were down across all brands in 2009 compared with 2008 due to the recessionary economic environment which began in the fall of 2008. Sales volumes were down in the first three quarters of 2009, with some improvement in the fourth quarter in comparison to 2008. The slowdown in consumer demand caused retailers to maintain leaner inventory levels in 2009 than they had the year earlier. Sales in 2009 were also affected by the loss of business with retailers who closed their doors, as well as a reduction of shipments to retailers based on credit risk. Management believes the decreases at Stacy Adams were due to reduced consumer spending on fashion-oriented products in 2009. Management believes Nunn Bush sales, although down, performed well in 2009, despite the challenging economic conditions due to its position as a moderately priced brand in mid-tier department stores. Florsheim sales were down due to the opposite impact of the consumer behavior discussed for Nunn Bush, as it competes at the higher end of the pricing matrix in mid-tier department and chain stores, and suffered as consumers “traded down” to lower priced products.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. In 2009, the Company’s licensing revenues decreased, primarily as a result of the acquisition of Florsheim Australia in 2009 and also due to a general trend of lower sales of the Company’s licensed products due to the difficult retail environment during 2009.

Earnings from Operations

North American wholesale segment earnings from operations were $16.6 million in 2009, compared with $22.5 million in 2008. The decrease was mainly a result of the impact of lower sales volume in 2009, as wholesale gross earnings as a percent of net sales were virtually flat at 30.5% in 2009 compared with 30.4% in 2008.

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

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were down approximately $670,000 in 2009 compared with 2008. The decrease was primarily due to lower salaries, salesmen’s commissions and advertising costs partially offset by increased pension and stock-based compensation expense. Wholesale selling and administrative expenses as a percent of net wholesale sales were 22.1% in 2009 compared with 20.5% in 2008. The increases in 2009 in selling and administrative expenses as a percent of sales was due to lower sales in 2009, as many of the Company’s selling and administrative costs are fixed in nature.

North American Retail Segment

Net Sales

North American retail net sales in 2009 were $22.0 million, down 17% from $26.5 million in 2008. The decrease reflects the particularly challenging retail environment in 2009. There were two fewer stores in 2009 compared with 2008. Same store sales in 2009 were down 8% compared with 2008. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Earnings from Operations

North American retail gross earnings as a percent of net sales were 64.1% compared with 65.8% in 2008. The decrease was primarily the result of increased discounts and promotions due to the challenging retail environment in 2009.

North American retail selling and administrative expenses were down approximately $700,000 in 2009 compared with 2008. This decrease reflects two fewer stores in 2009 as compared with 2008 partially offset by a $1.1 million charge to recognize the impairment of certain retail fixed assets (see Note 2 of the Notes to Consolidated Financial Statements). Retail selling and administrative expenses were 70.9% of net retail sales in 2009 compared with 61.5% in 2008. The increases in selling and administrative expenses as a percent of sales in 2009 was mainly a result of the impact of lower sales volume in the current year, as many of the Company’s selling and administrative costs are fixed in nature.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2009, net sales of the Company’s other operations were $34.6 million, as compared with $7.7 million in 2008. The increase was due to the addition of Florsheim Australia in January 2009, which contributed net sales of $27.3 million in 2009. Earnings from operations in the Company’s other businesses were up approximately $880,000 in 2009 compared with 2008. This increase was also substantially due to the addition of Florsheim Australia, whose overall margins are higher because it has a higher component of retail versus wholesale sales. As a result, the Company’s overall gross earnings as a percent of net sales were positively impacted by this acquisition in 2009.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is from its investments in marketable securities. Interest income for 2009 was down $166,000 compared with 2008.

Other income and expense, net for 2009 was $1.4 million of income compared with $21,000 of expense in 2008. The increase in 2009 was primarily due to foreign currency exchange gains on intercompany loans denominated in U.S. dollars between the Company’s U.S. business and Florsheim Australia.

The effective tax rate for 2009 was 34.7% compared with 35.6% in 2008. The decrease in 2009 was primarily due to a higher portion of municipal bond income relative to total earnings in 2009.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated $12.1 million at December 31, 2010 and $34.0 million at December 31, 2009. In 2010, the Company generated $98,000 in cash from operating activities, compared with $37.9 million and $15.7 million in 2009 and 2008, respectively. Fluctuations in net cash from operating activities have resulted mainly from changes in year end inventory and accounts receivable balances. The Company’s inventory levels at December 31, 2010 were higher in comparison with December 31, 2009 as the Company has increased its inventory of core styles in anticipation of possible price increases from overseas manufacturers. Additionally, the Company lowered its inventory levels during 2009 when many major retailers reduced their inventory exposure in reaction to the slowdown in consumer demand. In 2009, almost half of the cash generated from operations was due to reductions in inventories during the year. Year end inventory balances fluctuate as the Company carefully manages its inventory levels as inventory requirements and projections change. The Company’s capital expenditures were $1.5 million, $1.3 million and $2.2 million in 2010, 2009 and 2008, respectively. Capital expenditures in 2011 are expected to be $3 – 4 million.

The Company used cash of approximately $2.6 million for its acquisition of Umi in 2010 and $9.3 million for its acquisition of Florsheim Australia in 2009.

The Company’s Board of Directors has continued to increase dividends per share each year, and the Company paid cash dividends of $7.0 million, $6.6 million and $5.7 million in 2010, 2009 and 2008, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2010, the Company repurchased 101,192 shares for a total cost of $2.3 million. In 2009, the Company repurchased 117,837 shares for a total cost of $2.6 million, and in 2008, the Company repurchased 413,325 shares for a total cost of $11.5 million. In February 2009, the Company’s Board of Directors authorized the repurchase of an additional 1.0 million shares of its common stock under its repurchase program. At December 31, 2010, the total shares available to purchase under the program was approximately 1.3 million shares.

The Company had $5.0 million of outstanding debt at December 31, 2010 under its $50 million line of credit. The line of credit includes a minimum net worth covenant, which the Company was in compliance with at December 31, 2010. This borrowing facility expires April 30, 2011, and the Company intends to extend it an additional year at that time.

Subsequent to December 31, 2010, mainly to finance the March 2, 2011 Combs acquisition (see Note 19 of the Notes to Consolidated Financial Statements), the Company drew additional amounts under its revolving line of credit. As of the March 2, 2011 acquisition date, there was $24.5 million of non-rated commercial paper outstanding at an average interest rate of 1.45% and $14.0 million of bank borrowings outstanding at an average interest rate of 3.5%, under the Company’s revolving line of credit.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2011. Management continues to evaluate ways to best utilize the Company’s cash including continued repurchases of the Company’s stock, increased dividends and potential acquisitions.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments

The Company’s significant contractual obligations are its supplemental pension plan and its operating leases, which are discussed further in the Notes to Consolidated Financial Statements. The Company also has significant obligations to purchase inventory. The pension obligations are recorded on the Company’s Consolidated Balance Sheets. Future obligations under operating leases are disclosed in Note 12 of the Notes to Consolidated Financial Statements. The table below provides summary information about these obligations as of December 31, 2010.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
Pension obligations	$10,754	$396	$792	$879	$8,687
Operating leases	32,903	7,125	12,837	9,322	3,619
Purchase obligations*	40,086	40,086	—	—	—
Total	$83,743	$47,607	$13,629	$10,201	$12,306

*	Purchase obligations relate entirely to commitments to purchase inventory.

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

Sales Returns, Sales Allowances and Doubtful Accounts

The Company records reserves for sales returns, sales allowances and accounts receivable balances that will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions. The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Historically, actual write-offs against the reserves have been within the Company’s expectations. Changes in these reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates. These changes could impact the Company’s results of operations, financial position and cash flows.

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

Discount Rate — Pension expense and projected benefit obligation both increase as the discount rate is reduced. See Note 10 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 and the funded status of the plans at December 31, 2010 and 2009. The rates are based on the plan’s projected cash flows. The Company utilizes the cash flow matching method, which discounts each year’s projected cash flows at the associated spot interest rate back to the measurement date. A 0.5% decrease in the discount rate would increase annual pension expense and the projected benefit obligation by approximately $335,000 and $3.1 million, respectively.

Expected Rate of Return — Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 8.0% in 2010, 2009 and 2008. This rate was based on the Company’s long-term investment policy of equity securities: 20% – 80%; fixed income securities: 20% – 80%; and other, principally cash: 0% – 20%. A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $127,000.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes. The Company does not have significant market risk on its marketable securities as those investments consist of high-grade securities and are held to maturity. The Company has reviewed its portfolio of investments as of December 31, 2010 and has determined that no other-than-temporary market value impairment exists.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers, purchases of its Australian inventory in U.S. dollars and its intercompany loans with Florsheim Australia. Forward exchange contracts are used to partially hedge against the earnings effects of such fluctuations. Based on the Company’s Canadian derivative instruments outstanding as of December 31, 2010, a 10% change in the Canadian exchange rate would not have a material effect on the Company’s financial statements. Based on the Company’s U.S. dollar derivative instruments to purchase Australian inventory outstanding at December 31, 2010, a 10% change in the Australian dollar exchange rate would not have a material effect on the Company’s financial statements. Based on the Company’s outstanding intercompany loans with Florsheim Australia at December 31, 2010, a 10% change in the Australian exchange rate would not have a material effect on the Company’s financial statements.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2010, the Company had $5.0 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2010 was $32,000. A 10% increase in the Company’s weighted average interest rate on borrowings would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2010 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 15, 2011

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share amounts)
Net sales	$229,231	$225,305	$221,432
Cost of sales	138,934	140,829	140,294
Gross earnings	90,297	84,476	81,138
Selling and administrative expenses	71,516	67,696	56,639
Earnings from operations	18,781	16,780	24,499
Interest income	2,291	1,850	2,016
Interest expense	(120)	(26)	(62)
Other income and expense, net	345	1,406	(21)
Earnings before provision for income taxes	21,297	20,010	26,432
Provision for income taxes	7,171	6,940	9,407
Net earnings	14,126	13,070	17,025
Net earnings attributable to noncontrolling interest	458	249	—
Net earnings attributable to Weyco Group, Inc.	$13,668	$12,821	$17,025
Basic earnings per share	$1.21	$1.14	$1.49
Diluted earnings per share	$1.19	$1.11	$1.45

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

	2010	2009
	(in thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$7,150	$30,000
Marketable securities, at amortized cost	4,989	3,954
Accounts receivable, less reserves of $2,286 and $2,658, respectively	38,840	33,020
Inventories	56,111	40,363
Prepaid expenses and other current assets	4,398	3,922
Total current assets	111,488	111,259
Marketable securities, at amortized cost	58,059	42,823
Deferred income tax benefits	1,090	2,261
Other assets	14,375	13,070
Property, plant and equipment, net	25,675	26,872
Trademarks	12,748	10,868
Total assets	$223,435	$207,153
LIABILITIES & EQUITY:
Short-term borrowings	$5,000	$—
Accounts payable	10,360	9,202
Dividend payable	1,811	1,693
Accrued liabilities:
Wages, salaries and commissions	2,842	2,824
Taxes other than income taxes	1,132	747
Other	6,230	4,275
Accrued income taxes	116	1,241
Deferred income tax liabilities	228	295
Total current liabilities	27,719	20,277
Long-term pension liability	18,572	18,533
Equity:
Common stock, $1.00 par value, authorized 20,000,000 shares in 2010 and 2009, issued and outstanding 11,356,628 shares in 2010 and 11,333,170 shares in 2009	11,356	11,333
Capital in excess of par value	19,548	16,788
Reinvested earnings	150,546	146,241
Accumulated other comprehensive loss	(9,004)	(10,066)
Total Weyco Group, Inc. equity	172,446	164,296
Noncontrolling interest	4,698	4,047
Total equity	177,144	168,343
Total liabilities and equity	$223,435	$207,153

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income
Balance, December 31, 2007	$11,534	$10,788	$142,775	$(4,339)	$—
Comprehensive Income:
Net earnings	—	—	17,025	—	—	$17,025
Foreign currency translation adjustments	—	—	—	(665)	—	(665)
Pension liability adjustment (net of tax of $3,524)	—	—	—	(5,512)	—	(5,512)
Total Comprehensive Income						$10,848
Cash dividends declared ($.53 per share)	—	—	(6,057)	—	—
Stock options exercised	213	1,978	—	—	—
Issuance of restricted stock	20	(20)	—	—	—
Restricted stock forfeited	(1)	1	—	—	—
Stock-based compensation expense	—	609	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	1,847	—	—	—
Shares purchased and retired	(413)	—	(11,126)	—	—
Balance, December 31, 2008	$11,353	$15,203	$142,617	$(10,516)	$—
Comprehensive Income:
Net earnings	—	—	12,821	—	249	$13,070
Foreign currency translation adjustments	—	—	—	1,440	641	2,081
Pension liability adjustment (net of tax of $633)	—	—	—	(990)	—	(990)
Total Comprehensive Income						$14,161
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	3,157
Cash dividends declared ($.59 per share)	—	—	(6,682)	—	—
Stock options exercised	85	596	—	—	—
Issuance of restricted stock	12	(12)	—	—	—
Stock-based compensation expense	—	877	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	124	—	—	—
Shares purchased and retired	(117)	—	(2,515)	—	—
Balance, December 31, 2009	$11,333	$16,788	$146,241	$(10,066)	$4,047
Comprehensive Income:
Net earnings	—	—	13,668	—	458	$14,126
Foreign currency translation adjustments	—	—	—	122	193	315
Pension liability adjustment (net of tax of $601)	—	—	—	940	—	940
Total Comprehensive Income						$15,381
Cash dividends declared ($.63 per share)	—	—	(7,144)	—	—
Stock options exercised	114	1,088	—	—	—
Issuance of restricted stock	13	(13)	—	—	—
Restricted stock forfeited	(2)	2	—	—	—
Stock-based compensation expense	—	1,128	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	555	—	—	—
Shares purchased and retired	(102)	—	(2,219)	—	—
Balance, December 31, 2010	$11,356	$19,548	$150,546	$(9,004)	$4,698

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$14,126	$13,070	$17,025
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	2,700	2,948	2,631
Amortization	116	93	114
Deferred income taxes	503	(18)	436
Stock-based compensation	1,128	877	609
Net foreign currency transaction gains	(400)	(1,339)	—
Impairment of property, plant and equipment	310	1,110	—
Pension contribution	(1,500)	(1,000)	(1,000)
Pension expense	3,248	2,986	1,378
Net losses on disposal of assets	16	13	141
Increase in cash surrender value of life insurance	(515)	(507)	(566)
Change in operating assets and liabilities –
Accounts receivable	(4,607)	2,917	6,092
Inventories	(14,889)	15,758	(2,380)
Prepaids and other current assets	(681)	(1,153)	(348)
Accounts payable	1,031	(231)	(3,047)
Accrued liabilities and other	654	(1,089)	(2,400)
Accrued income taxes	(1,142)	3,467	(2,941)
Net cash provided by operating activities	98	37,902	15,744
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses	(2,638)	(9,320)	—
Life insurance premiums paid	(155)	(155)	(155)
Purchase of marketable securities	(22,762)	(8,073)	(3,069)
Proceeds from maturities of marketable securities	6,375	7,273	5,820
Purchase of property, plant and equipment	(1,510)	(1,316)	(2,174)
Net cash (used for) provided by investing activities	(20,690)	(11,591)	422
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	—	1,314	—
Cash dividends paid	(7,026)	(6,578)	(5,738)
Shares purchased and retired	(2,321)	(2,633)	(11,539)
Proceeds from stock options exercised	1,202	683	2,191
Net borrowings (repayments) under revolving credit agreement	5,000	(1,250)	700
Income tax benefits from stock-based compensation	555	124	1,847
Net cash used for financing activities	(2,590)	(8,340)	(12,539)
Effect of exchange rate changes on cash	332	543	—
Net (decrease) increase in cash and cash equivalents	$(22,850)	$18,514	$3,627
CASH AND CASH EQUIVALENTS at beginning of year	30,000	11,486	7,859
CASH AND CASH EQUIVALENTS at end of year	$7,150	$30,000	$11,486
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$8,472	$3,055	$9,996
Interest paid	$118	$28	$62

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

1. NATURE OF OPERATIONS

Weyco Group, Inc. is a distributor of men’s casual, dress and fashion shoes. The Company’s principal brands include “Florsheim”, “Nunn Bush”, “Stacy Adams” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to shoe specialty stores, department stores and clothing retailers primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. As of December 31, 2010, the Company’s North American retail segment (“retail”) consisted of 35 Company-owned retail stores in the United States and an Internet business. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include all of the Company’s majority-owned subsidiaries.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2010 and 2009, the Company’s cash and cash equivalents included investments in money market accounts and cash deposits at various banks.

Inventories — Inventories are valued at cost, which is not in excess of market. The majority of inventories are determined on a last-in, first-out (LIFO) basis. Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs. The Company generally takes title to product at the time of shipping. See Note 6.

Property, Plant and Equipment and Depreciation — Property, plant and equipment are stated at cost. Plant and equipment are depreciated using primarily the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 10 years; furniture and fixtures, 5 to 7 years.

Impairment of Long-Lived Assets — Property, plant and equipment are reviewed for impairment in accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. To derive the fair value, the Company utilizes the income approach and the fair

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

value determined is categorized as Level 3 in the fair value hierarchy. The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital. For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In conjunction with the Company’s impairment review, the Company’s retail segment recognized an impairment charge of $310,000 in 2010 and $1.1 million in 2009, which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings. In fiscal 2008, there was no adjustment to the carrying value of any of the Company’s property, plant and equipment.

The Company’s trademarks have indefinite useful lives and are tested for impairment annually on December 31 in accordance with ASC 350, Intangibles — Goodwill and Other. The Company uses a discounted cash flow methodology to determine the fair value of the trademarks, and a loss would be recognized if the carrying value exceeded the fair value. In fiscal 2010, 2009 and 2008, there were no adjustments to the carrying value of the Company’s trademarks.

Income Taxes — Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. See Note 11.

Noncontrolling Interest — The Company’s noncontrolling interest is accounted for under ASC 810, Consolidation and represents the minority shareholders’ ownership interest related to the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific. See Note 3. In accordance with ASC 810, the Company reports its noncontrolling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net earnings attributable to the noncontrolling interest and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings.

Revenue Recognition — Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company. Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers. All product sales are recorded net of estimated allowances for returns and discounts. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $2.2 million in 2010, $2.7 million in 2009 and $4.3 million in 2008.

Shipping and Handling Fees — The Company classifies shipping and handling fees billed to customers as revenues. The related shipping and handling expenses incurred by the Company are included in selling and administrative expenses and totaled $1.4 million for each of 2010, 2009 and 2008.

Cost of Sales — The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses — Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation. Distribution costs included in selling and administrative expenses were $7.9 million in each of the years 2010 and 2009 and $7.4 million in 2008.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Advertising Costs — Advertising costs are expensed as incurred. Total advertising costs were $7.9 million, $8.2 million and $7.5 million in 2010, 2009 and 2008, respectively. All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $3.5 million, $4.2 million and $3.4 million for 2010, 2009 and 2008, respectively.

Foreign Currency Translation — The Company accounts for currency translation in accordance with ASC 830, Foreign Currency Matters under which non-U.S. subsidiaries’ balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end and income and expense accounts are translated at the weighted average rates of exchange in effect during the year. Translation adjustments resulting from this process are recognized as a separate component of accumulated other comprehensive loss, which is a component of equity.

Foreign Currency Transactions — Gains and losses from foreign currency transactions are included in other income and expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains totaled approximately $370,000 in 2010 and $1.3 million in 2009. In 2008, there were no material foreign currency transaction gains or losses.

Earnings Per Share — Basic earnings per share excludes any dilutive effects of options to purchase common stock. Diluted earnings per share includes any dilutive effects of options to purchase common stock. See Note 14.

Comprehensive Income  — Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. The Company has chosen to report comprehensive income and accumulated other comprehensive loss in the Consolidated Statements of Equity. The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2010	2009
	(Dollars in thousands)
Foreign currency translation adjustments	$1,243	$1,121
Pension liability, net of tax	(10,247)	(11,187)
Total accumulated other comprehensive loss	$(9,004)	$(10,066)

The noncontrolling interest as recorded on the Consolidated Balance Sheets at December 31, 2010 and 2009 included foreign currency translation adjustments of $834,000 and $641,000, respectively.

Stock-Based Compensation — At December 31, 2010, the Company has two stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation —  Stock Compensation.

Concentration of Credit Risk — The Company had one individual customer accounts receivable balance outstanding that represented 16% and 17% of the Company’s gross accounts receivable balance at December 31, 2010 and 2009, respectively. During 2010, 2009 and 2008, this customer represented 12%, 13% and 14% of the Company’s net sales, respectively.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recent Accounting Pronouncements  In April 2009, the Financial Accounting Standards Board (FASB) issued new authoritative accounting guidance under ASC 320, Investments — Debt and Equity Securities which changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The Company adopted this guidance in 2009, and the adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

3. ACQUISITIONS

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million. The acquisition has been accounted for in these financial statements as a business combination under ASC 805, Business Combinations (ASC 805). The Company has allocated the purchase price to accounts receivable, trademarks and other assets. The operating results related to the Umi acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. Umi net sales were approximately $1.2 million for 2010. Additional disclosures required by ASC 805 have not been provided as the acquisition was not material to the Company’s financial statements.

In January 2009, the Company acquired a majority interest in a new subsidiary, Florsheim Australia Pty Ltd (“Florsheim Australia”), which subsequently purchased the Florsheim wholesale and retail businesses in Australia, South Africa and Asia Pacific. The vast majority of this business is conducted under the Florsheim name, with a small amount of business under the Stacy Adams and Nunn Bush brand names. These businesses were previously licensed by the Company to a third party, from whom the Company had collected approximately $1 million of annual royalty income in 2008 and prior.

On January 20, 2009, the Company contributed $3.5 million for a majority interest in the newly formed entity, Florsheim Australia. The noncontrolling party contributed $1.3 million in cash and $1.9 million of non-cash consideration to the entity.

On January 23, 2009, Florsheim Australia acquired the operating assets and certain liabilities related to the Florsheim business from Figgins Holdings Pty Ltd, the former Australian licensee, and acquired the stock of Florsheim South Africa Pty Ltd and Florsheim Asia Pacific Ltd, the Company’s other licensees, for total consideration of approximately $9.3 million. Florsheim Australia financed the acquisition with cash generated from the aforementioned equity contributions and proceeds from intercompany loans from the Company. The acquisition included both wholesale and retail businesses, with 24 Florsheim retail stores in Australia, one Florsheim retail store in New Zealand and one retail store in Macau. The acquisition has been accounted for in these financial statements as a business combination under ASC 805, Business Combinations and the noncontrolling interest has been accounted for and reported in accordance with ASC 810, Consolidation. Accordingly, the allocation of total consideration transferred was completed during 2009 and was as follows: accounts receivable, $4.7 million; inventory, $7.0 million; fixed assets, $1.2 million; and other assets and liabilities, net, ($3.6) million. There were no material intangible assets related to this acquisition. The financial results of Florsheim Australia have been included in the Company’s consolidated financial statements since January 23, 2009. Acquisition costs of $400,000 were expensed and included in selling and administrative expenses in 2009. Additional disclosures prescribed by ASC 805 have not been provided as the acquisition was not material to the Company’s consolidated financial statements.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements and Disclosures,  defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the sources of data and assumptions used to develop the fair value measurements:

Level 1 — unadjusted quoted market prices in active markets for identical assets or liabilities that are publicly accessible.

Level 2 — quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

Level 3 — unobservable inputs that reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants.

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

5. INVESTMENTS

All of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments — Debt and Equity Securities as the Company has the intent and ability to hold all security investments to maturity.

Below is a summary of the amortized cost and estimated market values of investment securities as of December 31, 2010 and 2009. The estimated market values provided are Level 2 valuations as defined by ASC 820. See Note 4.

	2010		2009
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$4,989	$5,006	$3,954	$4,005
Due from one through five years	35,170	36,152	28,227	29,438
Due from six through ten years	22,889	23,028	14,596	15,105
Total	$63,048	$64,186	$46,777	$48,548

The unrealized gains and losses on investment securities at December 31, 2010 and 2009 were:

	2010		2009
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$1,656	$518	$1,798	$27

The Company has reviewed its portfolio of investments as of December 31, 2010 and 2009 and has determined that no other-than-temporary market value impairment exists.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

6. INVENTORIES

At December 31, 2010 and 2009, inventories consisted of:

	2010	2009
	(Dollars in thousands)
Finished shoes	$71,710	$55,138
LIFO reserve	(15,599)	(14,775)
Total inventories	$56,111	$40,363

Finished shoes included inventory in-transit of $12.9 million and $11.3 million as of December 31, 2010 and 2009, respectively. At both December 31, 2010 and 2009, approximately 85% of the Company’s inventories were valued by the LIFO method of accounting while approximately 15% were valued by the FIFO method of accounting. During 2009 inventory quantities were reduced, which resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of fiscal 2009 purchases. The effect of the liquidation increased cost of goods sold by $745,000 during 2009.

7. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2010 and 2009, property, plant and equipment consisted of:

	2010	2009
	(Dollars in thousands)
Land and land improvements	$2,700	$2,693
Buildings and improvements	19,719	19,719
Machinery and equipment	18,208	17,169
Retail fixtures and leasehold improvements	10,241	10,042
Construction in progress	217	—
Property, plant and equipment	51,085	49,623
Less: Accumulated depreciation	(25,410)	(22,751)
Property, plant and equipment, net	$25,675	$26,872

8. OTHER ASSETS

Other assets included the following amounts at December 31, 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Cash surrender value of life insurance	11,372	10,701
Other	3,003	2,369
Total other assets	$14,375	$13,070

9. SHORT-TERM BORROWINGS

At December 31, 2010, the Company had a 364-day $50 million unsecured revolving line of credit with a bank expiring April 30, 2011. The line of credit allows for the issuance of up to $25 million in non-rated commercial paper at market interest rates and additional bank borrowings at a rate of LIBOR plus 200 basis points with a minimum interest rate of 3.50%. The line of credit includes a minimum net worth covenant. As of December 31, 2010, the Company was in compliance with the covenant. At December 31, 2010, outstanding borrowings under the $50 million line of credit were $5.0 million with an average interest rate of 1.42%. The Company had no outstanding borrowings under a prior $50 million line of credit at December 31, 2009.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

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

The Company follows ASC 715, Compensation — Retirement Benefits which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. In addition, ASC 715 requires employers to measure the funded status of its plans as of the date of its year end statement of financial position. ASC 715 also requires additional disclosures regarding amounts included in accumulated other comprehensive loss.

The Company’s pension plan’s weighted average asset allocation at December 31, 2010 and 2009, by asset category, was as follows:

	Plan Assets at December 31,
	2010	2009
Asset Category:
Equity Securities	48%	48%
Fixed Income Securities	44%	40%
Other	8%	12%
Total	100%	100%

The Company has a Retirement Plan Committee, consisting of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, to manage the operations and administration of all benefit plans and related trusts. The committee has an investment policy for the pension plan assets that establishes target asset allocation ranges for the above listed asset classes as follows: equity securities: 20% – 80%; fixed income securities: 20% – 80%; and other, principally cash: 0% – 20%. On a semi-annual basis, the committee reviews progress towards achieving the pension plan’s performance objectives.

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.0% long-term rate of return on assets assumption.

Assumptions used in determining the funded status at December 31, 2010 and 2009 were:

	2010	2009
Discount rate	5.40%	5.95%
Rate of compensation increase	4.5%	4.5%

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

10. EMPLOYEE RETIREMENT PLANS  – (continued)

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2010 and 2009:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2010	2009	2010	2009
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$31,958	$28,480	$10,240	$7,052
Service cost	998	861	189	168
Interest cost	1,852	1,714	597	427
Actuarial (gain) loss	1,076	2,364	(93)	2,772
Benefits paid	(1,477)	(1,461)	(179)	(179)
Projected benefit obligation, end of year	$34,407	$31,958	$10,754	$10,240
Change in plan assets
Fair value of plan assets, beginning of year	23,258	20,021	—	—
Actual return on plan assets	2,962	3,748	—	—
Administrative expenses	(50)	(50)	—	—
Contributions	1,500	1,000	179	179
Benefits paid	(1,477)	(1,461)	(179)	(179)
Fair value of plan assets, end of year	$26,193	$23,258	$—	$—
Funded status of plan	$(8,214)	$(8,700)	$(10,754)	$(10,240)
Amounts recognized in the balance sheets consist of:
Accrued liabilities – other	$—	$—	$(396)	$(407)
Long-term pension liability	(8,214)	(8,700)	(10,358)	(9,833)
Net amount recognized	$(8,214)	$(8,700)	$(10,754)	$(10,240)
Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $4,782, $5,170, $1,636 and $1,812, respectively	$7,480	$8,086	$2,560	$2,835
Prior service cost, net of income tax benefit of $2, $15, $131 and $155, respectively	3	23	204	243
Net amount recognized	$7,483	$8,109	$2,764	$3,078

The accumulated benefit obligation for the defined benefit pension plan and the supplemental pension plan was $31.2 million and $9.2 million, respectively, at December 31, 2010 and $27.9 million and $8.3 million, respectively, at December 31, 2009.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

10. EMPLOYEE RETIREMENT PLANS  – (continued)

Assumptions used in determining net periodic pension cost for the years ended December 31, 2010, 2009 and 2008 were:

	2010	2009	2008
Discount rate	5.95%	6.20%	6.55%
Rate of compensation increase	4.5%	4.5%	4.5%
Long-term rate of return on plan assets	8.0%	8.0%	8.0%

The components of net periodic pension cost for the years ended December 31, 2010 2009 and 2008, were:

	2010	2009	2008
	(Dollars in thousands)
Benefits earned during the period	$1,187	$1,030	$859
Interest cost on projected benefit obligation	2,449	2,140	2,052
Expected return on plan assets	(1,836)	(1,531)	(2,011)
Net amortization and deferral	1,448	1,347	478
Net pension expense	$3,248	$2,986	$1,378

The Company expects to recognize $1.2 million of amortization of unrecognized loss and $65,000 of amortization of prior service cost as components of net periodic benefit cost in 2011, which are included in accumulated other comprehensive loss at December 31, 2010.

The Company does not expect that a contribution to its defined benefit retirement plan in 2011 will be required; however, any contribution would not be material.

Projected benefit payments for the plans as of December 31, 2010 were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2011	$1,733	$396
2012	$1,750	$396
2013	$1,813	$396
2014	$1,890	$440
2015	$1,938	$439
2016 – 2020	$11,269	$2,362

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

10. EMPLOYEE RETIREMENT PLANS  – (continued)

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2010 by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2010
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$9,534	$783	$—	$10,317
Preferred stocks	930	—	—	930
Exchange traded funds	2,376	—	—	2,376
Corporate obligations	—	4,576	—	4,576
State and municipal obligations	—	976	—	976
Foreign obligations	—	53	—	53
Pooled fixed income funds	2,695	—	—	2,695
U.S. government securities	—	2,207	—	2,207
Cash and cash equivalents	1,964	—	—	1,964
Subtotal	17,499	8,595	—	26,094
Other assets(1)				99
Total				$26,193

(1)	This category represents trust receivables that are not leveled.

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2009 by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2009
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$8,483	$526	$—	$9,009
Preferred stocks	811	—	—	811
Exchange traded funds	2,104	—	—	2,104
Corporate obligations	—	4,184	—	4,184
State and municipal obligations	—	497	—	497
Foreign obligations	—	269	—	269
Pooled fixed income funds	739	—	—	739
U.S. government securities	—	2,766	—	2,766
Cash and cash equivalents	2,790	—	—	2,790
Subtotal	14,927	8,242	—	23,169
Other assets(1)				89
Total				$23,258

(1)	This category represents trust receivables that are not leveled.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

10. EMPLOYEE RETIREMENT PLANS  – (continued)

The Company also has a defined contribution plan covering substantially all employees. The Company contributed approximately $200,000 to the plan in each of 2010, 2009 and 2008.

11. INCOME TAXES

The provision for income taxes included the following components at December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Dollars in thousands)
Current:
Federal	$5,228	$5,313	$6,872
State	1,020	946	1,192
Foreign	420	699	907
Total	6,668	6,958	8,971
Deferred	503	(18)	436
Total provision	$7,171	$6,940	$9,407

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.1	3.1	2.9
Non-taxable municipal bond interest	(3.2)	(3.1)	(2.5)
Other	(1.2)	(0.3)	0.2
Effective tax rate	33.7%	34.7%	35.6%

The foreign component of pretax net earnings was $3.8 million, $2.3 million and $2.7 million for 2010, 2009 and 2008, respectively. The Company has no intentions of repatriating any unremitted foreign earnings.

The components of deferred taxes as of December 31, 2010 and 2009, were as follows:

	2010	2009
	(Dollars in thousands)
Deferred tax benefits:
Accounts receivable reserves	$387	$438
Pension liability	7,398	7,387
Accrued liabilities	1,437	1,225
	9,222	9,050
Deferred tax liabilities:
Inventory and related reserves	(1,847)	(1,754)
Cash value of life insurance	(2,615)	(2,414)
Property, plant and equipment	(843)	(849)
Trademark	(2,078)	(1,835)
Prepaid and other assets	(233)	(232)
Foreign currency gains on intercompany loans	(744)	—
	(8,360)	(7,084)
Net deferred income tax benefits	$862	$1,966

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

11. INCOME TAXES  – (continued)

The net deferred tax benefit is classified in the Consolidated Balance Sheets as follows:

	2010	2009
	(Dollars in thousands)
Current deferred income tax (liabilities) benefits	$(228)	$(295)
Noncurrent deferred income tax benefits	1,090	2,261
	$862	$1,966

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Balance at December 31, 2007	$321
Increases related to current year tax positions	70
Expiration of the statute of limitations for the assessment of taxes	(16)
Balance at December 31, 2008	$375
Increases related to current year tax positions	92
Expiration of the statute of limitations for the assessment of taxes	(18)
Balance at December 31, 2009	$449
Increases related to current year tax positions	9
Expiration of the statute of limitations for the assessment of taxes	(23)
Favorable settlements of tax positions	(351)
Balance at December 31, 2010	$84

The Company had unrecognized tax benefits of $84,000 and $449,000 at December 31, 2010 and 2009, respectively, all of which, if recognized, would reduce the Company’s annual effective tax rate. The Company reduced its accrual for potential interest and penalties related to these unrecognized tax benefits by $57,000 during 2010 and increased its accrual by $9,000 during 2009. Included in the Company’s Consolidated Balance Sheet at December 31, 2010, was a liability for potential penalties and interest of $7,000 and $7,000, respectively. Included in the Company’s Consolidated Balance Sheet at December 31, 2009, was a liability for potential penalties and interest of $20,000 and $51,000, respectively. It is reasonably possible that certain U.S. tax examinations will conclude within the next 12 months. However, it is not possible to reasonably estimate the effect this may have upon the unrecognized tax benefits.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several other foreign returns. In general, the 2006 through 2010 tax years remain subject to examination by those taxing authorities.

12. COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases its distribution facilities in Canada and overseas. Total minimum rents were $8.4 million in 2010, $7.4 million in 2009, and $4.6 million in 2008. Percentage rentals were $483,000 in 2010, $156,000 in 2009 and $12,000 in 2008.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

12. COMMITMENTS  – (continued)

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010, are shown below. Renewal options exist for many long-term leases.

(Dollars in thousands)	Operating Leases
2011	$7,125
2012	6,784
2013	6,053
2014	5,470
2015	3,852
Thereafter	3,619
Total	$32,903

At December 31, 2010, the Company also had purchase commitments of approximately $40.1 million to purchase inventory, all of which were due in less than one year.

13. EQUITY

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to purchase shares of its common stock in open market transactions at prevailing prices. In 2010, the Company purchased 101,192 shares at a total cost of $2.3 million; in 2009, the Company purchased 117,837 shares at a total cost of $2.6 million; and in 2008, the Company purchased 413,325 shares at a total cost of $11.5 million. At December 31, 2010, the Company was authorized to purchase an additional 1.3 million shares under the program.

14. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$13,668	$12,821	$17,025
Denominator:
Basic weighted average shares outstanding	11,293	11,266	11,397
Effect of dilutive securities:
Employee stock-based awards	200	244	360
Diluted weighted average shares outstanding	11,493	11,510	11,757
Basic earnings per share	$1.21	$1.14	$1.49
Diluted earnings per share	$1.19	$1.11	$1.45

Diluted weighted average shares outstanding in 2010 exclude outstanding options to purchase 474,100 shares of common stock at a weighted average price of $26.84. Diluted weighted average shares outstanding in 2009 exclude outstanding options to purchase 244,850 shares of common stock at a weighted average price of $29.16. Diluted weighted average shares outstanding in 2008 exclude outstanding options to purchase 135,140 shares of common stock at a weighted average price of $30.64.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

15. SEGMENT INFORMATION

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

In the wholesale segment, shoes are marketed through more than 10,000 shoe speciality, clothing and department stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2010, 2009 and 2008, sales to the Company’s largest customer were 12%, 13% and 14%, respectively, of total sales.

In the retail segment, the Company operates 35 Company-owned stores in principal cities in the United States and an Internet business. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2010
Product sales	$163,843	$22,497	$40,713	$227,053
Licensing revenues	2,178	—	—	2,178
Net sales	166,021	22,497	40,713	229,231
Depreciation	1,614	682	404	2,700
Earnings from operations	15,742	(400)	3,439	18,781
Total assets	189,844	7,572	26,019	223,435
Capital expenditures	298	54	1,158	1,510
2009
Product sales	$165,991	$22,033	$34,599	$222,623
Licensing revenues	2,682	—	—	2,682
Net sales	168,673	22,033	34,599	225,305
Depreciation	1,747	843	358	2,948
Earnings from operations	16,578	(1,508)	1,710	16,780
Total assets	176,184	8,460	22,509	207,153
Capital expenditures	327	34	957	1,318
2008
Product sales	$182,880	$26,548	$7,720	$217,148
Licensing revenues	4,284	—	—	4,284
Net sales	187,164	26,548	7,720	221,432
Depreciation	1,758	819	54	2,631
Earnings from operations	22,527	1,145	827	24,499
Total assets	175,288	10,407	4,945	190,640
Capital expenditures	587	1,548	43	2,178

All North American corporate office assets are included in the wholesale segment. Net sales above exclude intersegment sales.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

15. SEGMENT INFORMATION  – (continued)

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Dollars in thousands)
Net Sales:
United States	$179,129	$182,861	$203,961
Canada	9,361	7,845	9,751
Europe	8,008	7,338	7,720
Australia	20,073	16,735	—
Asia	7,432	6,019	—
South Africa	5,228	4,507	—
Total	$229,231	$225,305	$221,432
Long-Lived Assets:
United States	$34,334	$34,694	$38,017
Other	4,089	3,046	894
	$38,423	$37,740	$38,911

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment, net and trademarks.

16. STOCK-BASED COMPENSATION PLANS

At December 31, 2010, the Company has two stock-based compensation plans: the 1997 Stock Option Plan and the 2005 Equity Incentive Plan. Under the plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant. The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards.

Stock options and restricted stock awards were granted on December 1, 2010, 2009 and 2008. Stock options were granted at the fair market value of the Company’s stock price, as defined in the 2005 Equity Incentive Plan, which is the average of the high and low trade prices on the grant date. The stock options and restricted stock awarded in 2010, 2009 and 2008 vest ratably over four years. Stock options expire five years from the date of grant. These awards were granted on the date the Board of Directors approved them. One-fourth of the restricted stock awards and stock option grants vest annually on the anniversary of the grant date. Options granted prior to 2006 expire ten years from the grant date, with the exception of certain incentive stock options, which expire five years from the grant date. As of December 31, 2010, there were 36,760 shares remaining available for stock-based awards under the 2005 Equity Incentive Plan.

The Company expenses stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation using the modified prospective method.

The Company’s policy is to estimate the fair market value of each option granted on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of each restricted stock award based on the fair market

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

16. STOCK-BASED COMPENSATION PLANS  – (continued)

value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

In accordance with ASC 718, stock-based compensation was recognized in the 2010, 2009 and 2008 consolidated financial statements for stock options and restricted stock awards granted since 2006. An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation, and the estimate was adjusted quarterly to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates. The effect of applying the expense recognition provisions of ASC 718 in 2010, 2009 and 2008 decreased Earnings Before Provision For Income Taxes by approximately $1,128,000, $877,000 and $609,000, respectively.

As of December 31, 2010, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2007 through 2010 which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years. As of December 31, 2010, there was $879,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2007 through 2010 which is also expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2010, 2009 and 2008:

	2010	2009	2008
Risk-free interest rate	1.00%	1.35%	1.35%
Expected dividend yield	2.56%	2.61%	1.96%
Expected term	3.5 years	3.5 years	3.5 years
Expected volatility	33.0%	33.3%	31.7%

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

16. STOCK-BASED COMPENSATION PLANS  – (continued)

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2010		2009		2008
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,195,276	$18.68	1,100,012	$17.14	1,189,924	$14.49
Granted	192,000	24.49	184,900	23.09	128,500	30.67
Exercised	(113,500)	10.59	(85,586)	7.98	(213,012)	10.29
Forfeited or expired	(4,350)	26.90	(4,050)	28.03	(5,400)	26.47
Outstanding at end of year	1,269,426	$20.25	1,195,276	$18.68	1,100,012	$17.14
Exercisable at end of year	848,200	$17.81	846,151	$15.69	860,962	$13.87
Weighted average fair market value of options granted	$4.97		$4.81		$4.65

	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2010	3.0	$6,509,000
Exercisable – December 31, 2010	2.4	$6,316,000

The aggregate intrinsic value for outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock at December 31, 2010 of $24.49 and the exercise price.

Non-vested Stock Options

Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested – December 31, 2007	156,150	$26.80	$6.00
Granted	128,500	30.67	4.65
Vested	(40,200)	26.64	6.01
Forfeited	(5,400)	26.57	6.01
Non-vested – December 31, 2008	239,050	$28.91	$5.27
Granted	184,900	23.09	4.81
Vested	(71,175)	28.43	5.40
Forfeited	(3,450)	28.57	5.31
Non-vested – December 31, 2009	349,325	$25.93	$5.00
Granted	192,000	24.49	4.97
Vested	(116,999)	26.33	5.17
Forfeited	(3,100)	26.84	5.00
Non-vested – December 31, 2010	421,226	$25.16	$4.94

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

16. STOCK-BASED COMPENSATION PLANS  – (continued)

The following table summarizes information about outstanding and exercisable stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$7.84 to $8.50	112,292	0.7	$7.84	112,292	$7.84
$12.04 to $15.46	170,596	1.9	12.74	170,596	12.74
$16.79 to $18.03	327,888	3.2	17.31	327,888	17.31
$19.33 to $24.49	416,400	4.1	23.81	86,774	23.47
$27.38 to $30.67	242,250	2.4	29.16	150,650	28.84
	1,269,426	3.0	$20.25	848,200	$17.82

The following table summarizes stock option activity for the years ended December 31:

	2010	2009	2008
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,443	$943	$4,355
Cash received from stock option exercises	$1,202	$683	$2,191
Income tax benefit from the exercise of stock options	$563	$368	$1,695
Total fair value of stock options vested	$604	$385	$242

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2008, 2009 and 2010:

Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2007	48,540	$25.46
Issued	20,200	27.26
Vested	(14,247)	25.24
Forfeited	(825)	25.29
Non-vested – December 31, 2008	53,668	$26.20
Issued	12,300	23.09
Vested	(19,298)	25.77
Non-vested – December 31, 2009	46,670	$25.56
Issued	12,800	24.49
Vested	(22,372)	25.40
Forfeited	(1,650)	25.00
Non-vested – December 31, 2010	35,448	$24.79

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

16. STOCK-BASED COMPENSATION PLANS  – (continued)

At December 31, 2010, the Company expected 35,448 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.7 years. These shares had an aggregate intrinsic value of $868,000 at December 31, 2010. The aggregate intrinsic value is calculated using the market value of the Company’s stock on December 31, 2010 of $24.49 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $214,000 in 2010, $173,000 in 2009 and $152,000 in 2008.

17. QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$61,039	$48,724	$57,136	$62,332	$229,231
Gross earnings	$23,409	$18,658	$22,151	$26,079	$90,297
Net earnings attributable to Weyco Group, Inc.	$3,857	$1,282	$3,393	$5,136	$13,668
Net earnings per share:
Basic	$0.34	$0.11	$0.30	$0.46	$1.21
Diluted	$0.34	$0.11	$0.30	$0.45	$1.19

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$58,908	$50,053	$57,943	$58,401	$225,305
Gross earnings	$19,691	$18,911	$21,671	$24,203	$84,476
Net earnings attributable to Weyco Group, Inc.	$2,504	$2,185	$3,360	$4,772	$12,821
Net earnings per share:
Basic	$0.22	$0.19	$0.30	$0.42	$1.14
Diluted	$0.22	$0.19	$0.29	$0.41	$1.11

18. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful Accounts	Returns and Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2007	1,182	1,994	3,176
Add-Additions charged to earnings	663	3,649	4,312
Deduct – Charges for purposes for which reserves were established	(543)	(3,765)	(4,308)
BALANCE, DECEMBER 31, 2008	1,302	1,878	3,180
Add-Additions charged to earnings	631	2,881	3,512
Deduct – Charges for purposes for which reserves were established	(715)	(3,319)	(4,034)
BALANCE, DECEMBER 31, 2009	$1,218	$1,440	$2,658
Add-Additions charged to earnings	35	2,855	2,890
Deduct – Charges for purposes for which reserves were established	(144)	(3,118)	(3,262)
BALANCE, DECEMBER 31, 2010	$1,109	$1,177	$2,286

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008

19. SUBSEQUENT EVENTS

On March 2, 2011, the Company entered into an agreement with The Combs Company (Combs) to purchase 100% of the outstanding shares of Combs for $29.4 million in cash plus debt assumed of $3.5 million and contingent payments after two and five years, dependent on Combs achieving certain performance measures. At the acquisition date, the Company estimates the discounted fair value of the two contingent payments to be approximately $9.8 million in total. Combs is the owner of the BOGS and Rafters footwear brands. Combs designs and markets boots, shoes and sandals for men, women and children, under the BOGS and Rafters brand names. Their products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.

The acquisition was funded with available cash and short term borrowings under the Company’s $50 million revolving line of credit.

The acquisition of Combs will be accounted for as a business combination under ASC 805. However, the initial accounting for this acquisition has not yet been completed due to the proximity of the acquisition to the filing date of the Company’s 2010 financial statements. The February 28, 2011 balance sheet of Combs was not available as of the filing date which precluded disclosures regarding the fair value of assets acquired and goodwill. Any goodwill that results from this transaction is expected to be assigned to the Company’s wholesale segment.

Combs’ sales for its most recent fiscal year were approximately $27 million. The Company expects the acquisition to be accretive to earnings in 2011, excluding the impact of certain purchase accounting adjustments as well as transaction and integration costs.

The Company has evaluated subsequent events through the date these financial statements were issued. No other significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the SEC is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

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

ITEM 9B OTHER INFORMATION

The Company renewed its employment contracts with each of Mr. Thomas W. Florsheim, Jr., the Chairman and Chief Executive Officer of the Company and Mr. John W. Florsheim, President, Chief Operating Officer and Assistant Secretary of the Company whereby, for services to be rendered, their employment will be continued until December 31, 2013 at salary levels to be determined and reviewed periodically. For 2011, the annual base salary of Mr. Thomas W. Florsheim, Jr. has been increased to $563,500 per year and the annual base salary of Mr. John W. Florsheim has been increased to $538,000 per year. A more detailed description of these contracts is set forth within the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2011 (the 2011 Proxy Statement), and is incorporated herein by reference. Copies of the full text of the employment contracts are filed with this Annual Report on Form 10-K as Exhibits 10.6 and 10.7.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the 2011 Proxy Statement, and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2011 Proxy Statement, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2011 Proxy Statement, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of Securities to be Issued Upon Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,269,426	$20.25	36,760
Equity compensation plans not approved by shareholders	—	—	—

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2011 Proxy Statement, and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2011 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2010 Annual Report on Form 10-K.
(2)	Financial Statement Schedules — Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.
(3)	List of Exhibits.

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004
3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007
10.1	Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008
10.2	Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008
10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008
10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008
10.5*	Consulting Agreement — Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001
10.6*	Employment Agreement — Thomas W. Florsheim, Jr., dated January 1, 2011		X

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.7*	Employment Agreement — John W. Florsheim, dated January 1, 2011		X
10.8*	Excess Benefits Plan — Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005
10.9*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006
10.10*	Deferred Compensation Plan — Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005
10.11	Loan agreement between Weyco Group, Inc. and M&I Marshall & Ilsley Bank dated April 28, 2006	Exhibit 10.9 to Form 10-Q for the Quarter Ended June 30, 2008
10.12	Amendment to loan agreement dated April 26, 2006 which extends the revolving loan maturity date to April 30, 2011	Exhibit 10.1 to Form 10-Q for the Quarter Ended June 30, 2010
10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997
10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008
10.15*	Change of Control Agreement Peter S. Grossman, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.15 to Form 10-K for Year Ended December 31, 2008
10.16*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003	Exhibit 10.19 to Form 10-K for Year Ended December 31, 2004
10.17*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003	Exhibit 10.20 to Form 10-K for Year Ended December 31, 2004
10.18*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003	Exhibit 10.22 to Form 10-K for Year Ended December 31, 2004
10.19*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005

Exhibit	Description	Incorporated Herein By Reference To	Filed Herewith
10.20	Stock Purchase Agreement relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs	Exhibit 2.1 to Form 8-K filed March 7, 2011
21	Subsidiaries of the Registrant		X
23.1	Independent Registered Public Accounting Firm’s Consent Dated March 15, 2011		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
By /s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary	March 15, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 15, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Florsheim Thomas W. Florsheim, Chairman Emeritus
/s/ Thomas W. Florsheim, Jr. Thomas W. Florsheim, Jr., Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ John W. Florsheim John W. Florsheim, President, Chief Operating Officer, Assistant Secretary and Director
/s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
/s/ Tina Chang Tina Chang, Director
/s/ Robert Feitler Robert Feitler, Director
/s/ Cory L. Nettles Cory L. Nettles, Director
/s/ Frederick P. Stratton, Jr. Frederick P. Stratton, Jr., Director