Form 10-Q
period 2011-03-31
WEYCO GROUP INC
filed 2011-05-06
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________________

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

As of April 30, 2011, there were 11,353,547 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$7,194	$7,150
Marketable securities, at amortized cost	3,691	4,989
Accounts receivable, net	48,742	38,840
Inventories	51,143	56,111
Prepaid expenses and other current assets	3,888	4,398
Total current assets	114,658	111,488

Marketable securities, at amortized cost	57,691	58,059
Deferred income tax benefits	1,266	1,090
Other assets	18,259	14,375
Property, plant and equipment, net	25,738	25,675
Goodwill	10,791	-
Trademarks	34,748	12,748
Total assets	$263,151	$223,435

LIABILITIES AND EQUITY:
Short-term borrowings	$34,045	$5,000
Accounts payable	6,890	10,360
Dividend payable	1,812	1,811
Accrued liabilities	8,770	10,204
Accrued income taxes	1,082	116
Deferred income tax liabilities	392	228
Total current liabilities	52,991	27,719

Long-term pension liability	18,938	18,572
Other long-term liabilities	11,753	-

Common stock	11,353	11,356
Capital in excess of par value	19,983	19,548
Reinvested earnings	151,809	150,546
Accumulated other comprehensive loss	(8,564)	(9,004)
Total Weyco Group, Inc. equity	174,581	172,446
Noncontrolling interest	4,888	4,698
Total equity	179,469	177,144
Total liabilities and equity	$263,151	$223,435

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Net sales	$65,146	$61,039
Cost of sales	40,321	37,630
Gross earnings	24,825	23,409

Selling and administrative expenses	20,016	17,968
Earnings from operations	4,809	5,441

Interest income	590	498
Interest expense	(90)	(1)
Other income and expense, net	56	133

Earnings before provision for income taxes	5,365	6,071

Provision for income taxes	1,863	2,090

Net earnings	3,502	3,981

Net earnings attributable to noncontrolling interest	130	124

Net earnings attributable to Weyco Group, Inc.	$3,372	$3,857

Weighted average shares outstanding
Basic	11,322	11,291
Diluted	11,366	11,494

Earnings per share
Basic	$0.30	$0.34
Diluted	$0.30	$0.34

Cash dividends per share	$0.16	$0.15

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,502	$3,981
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	657	704
Amortization	46	22
Bad debt expense	26	24
Deferred income taxes	(61)	66
Net foreign currency transaction gains	(47)	(135)
Stock-based compensation	268	285
Pension expense	737	813
Net gains on the sale of assets	(13)	-
Increase in cash surrender value of life insurance	(141)	(138)
Changes in operating assets and liabilities, net of effects from acquisition -
Accounts receivable	(5,895)	(9,013)
Inventories	7,884	8,578
Prepaids and other current assets	405	206
Accounts payable	(3,938)	(3,290)
Accrued liabilities and other	(1,629)	(732)
Accrued income taxes	957	632
Net cash provided by operating activities	2,758	2,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(27,023)	-
Purchases of marketable securities	(16)	(6,448)
Proceeds from maturities of marketable securities	1,658	1,380
Proceeds from the sale of assets	13	-
Purchases of property, plant and equipment	(654)	(385)
Net cash used for investing activities	(26,022)	(5,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,817)	(1,700)
Shares purchased and retired	(305)	(90)
Proceeds from stock options exercised	172	152
Repayment of debt assumed in acquisition	(3,814)	-
Net borrowings of commercial paper	17,045	-
Proceeds from bank borrowings	15,000	-
Repayments of bank borrowings	(3,000)	-
Income tax benefits from stock-based compensation	5	154
Net cash provided by (used for) financing activities	23,286	(1,484)

Effect of exchange rate changes on cash	22	88

Net increase (decrease) in cash and cash equivalents	44	(4,846)

CASH AND CASH EQUIVALENTS at beginning of period	$7,150	$30,000

CASH AND CASH EQUIVALENTS at end of period	$7,194	$25,154

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,073	$1,903
Interest paid	$74	$-

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three month period are not necessarily indicative of the results for the full year.

2.	Acquisitions

Bogs acquisition

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus debt assumed of $3.8 million and contingent payments after two and five years, dependent on Bogs achieving certain performance measures.  In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore, will be paid to the seller 18 months from the date of acquisition.  At the acquisition date, the Company estimated the fair value of the two contingent payments to be approximately $9.8 million in the aggregate.  Bogs designs and markets boots, shoes and sandals for men, women and children, under the BOGS and Rafters brand names.  Its products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.  Bogs sales for its most recent fiscal year were approximately $27 million.

The acquisition was funded with available cash and short-term borrowings under the Company’s $50 million borrowing facility.

The acquisition of Bogs has been accounted for in these financial statements as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”).  Under ASC 805, the total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.  The determination of fair values requires an extensive use of estimates and judgments, and accordingly, the allocation in the table below is preliminary and will be adjusted upon completion of the final valuation of the assets acquired and liabilities assumed.  Such adjustments could be significant.  The final valuation is expected to be completed as soon as practicable but no later than 12 months after the closing date of the acquisition.

The Company’s preliminary allocation of the purchase price is as follows (dollars in thousands):

Cash	$317
Accounts receivable, net	3,962
Inventory	2,809
Prepaids	15
Deferred income tax benefits	85
Property, plant and equipment, net	6
Goodwill	10,792
Trademark	22,000
Other intangible assets	3,600
Accounts payable	(451)
Accrued liabilities	(228)
$42,907

Other intangible assets consist of customer relationships and a non-compete agreement.  Goodwill reflects the excess purchase price over the fair value of net assets, and has been assigned to the North American wholesale segment.  All of the goodwill is expected to be deductible for tax purposes.  For more information on the intangible assets acquired, see Note 5.

The Company has recorded the estimated fair value of the contingent payments at the acquisition date, of $9.8 million, within other long-term liabilities on the Company’s Consolidated Balance Sheets.  The estimated fair value of the contingent payments was based on a probability-weighted model, and is subject to change.  Any changes within the 12 months following the acquisition date will be reflected within the final valuation of the purchase price.  Any changes thereafter will be recognized in earnings.  A change in the fair value of the contingent payments could have a material effect on the Company’s earnings and financial position.  The fair value measurement is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The operating results of Bogs for the period March 2 through March 31, 2011 have been consolidated into the Company’s North American wholesale operations for the first quarter of 2011.  Net sales of Bogs were approximately $2.3 million for the period March 2 through March 31, 2011.  The Company incurred transaction costs of approximately $220,000 in the first quarter of 2011.  These costs are included in wholesale selling and administrative expenses.

Pro Forma Results of Operations

The following unaudited pro forma results of operations assume that the Company acquired Bogs on January 1, 2011 and 2010, respectively.  The unaudited pro forma results include adjustments to reflect additional amortization of intangible assets and interest expense.

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net sales	$69,514	$65,489
Net earnings attributable to Weyco Group, Inc.	$3,141	$4,090

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Bogs been effective on January 1, 2011 or 2010, respectively or of the Company’s future results of operations.

Umi acquisition

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million.  The acquisition has been accounted for in these financial statements as a business combination under ASC 805.  The Company allocated the purchase price to accounts receivable, trademarks and other assets.  The operating results of Umi have been consolidated into the Company’s North American wholesale segment since the date of acquisition.  The Company’s first quarter 2011 results included Umi’s operations, while the first quarter of 2010 did not.  Umi net sales were approximately $1.1 million for the first quarter of 2011.  Additional disclosures required by ASC 805 have not been provided as the Umi acquisition was not material to the Company’s financial statements.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$3,372	$3,857

Denominator:
Basic weighted average shares outstanding	11,322	11,291
Effect of dilutive securities:
Employee stock-based awards	44	203
Diluted weighted average shares outstanding	$11,366	$11,494

Basic earnings per share	$0.30	$0.34

Diluted earnings per share	$0.30	$0.34

Diluted weighted average shares outstanding for the three months ended March 31, 2011 excluded outstanding options to purchase 461,950 shares of common stock at a weighted average price of $26.80, as they were antidilutive.   Diluted weighted average shares outstanding for the three months ended March 31, 2010 excluded outstanding options to purchase 284,050 shares of common stock at a weighted average price of $28.46, as they were antidilutive.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of March 31, 2011 and December 31, 2010 as reported in the Consolidated Condensed Balance Sheets was $61.4 million and $63.0 million, respectively.  The estimated fair market value of those marketable securities at March 31, 2011 and December 31, 2010 was $62.8 million and $64.2 million, respectively.

The unrealized gains and losses on marketable securities at March 31, 2011 and December 31, 2010 were:
	March 31, 2011		December 31, 2010
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,789	$358	$1,656	$518

The estimated market values provided are level 2 valuations as defined by ASC 820.  The Company has reviewed its portfolio of marketable securities as of March 31, 2011 and has determined that no other-than-temporary market value impairment exists.

5.	Intangible Assets

The Company’s amortized and unamortized intangible assets as recorded in the accompanying balance sheets consisted of:

		March 31, 2011			December 31, 2010
	Wtd.	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)
Amortized intangible assets:
Non-compete agreement	5	$200	$(3)	$197	$-	$-	$-
Customer relationships	15	3,400	(19)	3,381	-	-	-
Total amortized intangible assets		3,600	(22)	3,578	-	-	-

Goodwill		10,791	-	10,791	-	-	-
Trademarks (indefinite-lived)		34,748	-	34,748	12,748	-	12,748

Total intangible assets		$49,139	$(22)	$49,117	$12,748	$-	$12,748

The Company’s amortized intangible assets are included within other assets on the Company’s Consolidated Balance Sheets.  The change in the carrying amount of goodwill and other intangible assets is due to the Bogs acquisition on March 2, 2011.  See Note 2.  The indefinite-lived assets and goodwill will be evaluated for impairment at least annually and more often when events indicate that impairment exists.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be approximately $222,000 in 2011 and $267,000 annually in the years 2012 through 2015.

6.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income or expense are not allocated to the segments.  The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.  Summarized segment data for the three months ended March 31, 2011 and 2010 was:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2011
Product sales	$47,639	$5,577	$11,426	$64,642
Licensing revenues	504	-	-	504
Net sales	$48,143	$5,577	$11,426	$65,146
Earnings from operations	$3,637	$(60)	$1,232	$4,809

2010
Product sales	$44,088	$5,275	$11,096	$60,459
Licensing revenues	580	-	-	580
Net sales	$44,668	$5,275	$11,096	$61,039
Earnings from operations	$4,392	$(188)	$1,237	$5,441

Total assets in the North American wholesale segment were $229.3 million at March 31, 2011 and $189.8 million at December 31, 2010.  The increase was due to the Bogs acquisition on March 2, 2011.  See Note 2.

7.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Benefits earned during the period	$321	$285
Interest cost on projected benefit obligation	595	612
Expected return on plan assets	(505)	(447)
Net amortization and deferral	326	363
Net pension expense	$737	$813

8.	Stock-Based Compensation Plans

During the three months ended March 31, 2011, the Company recognized approximately $268,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2007 through 2010.  During the three months ended March 31, 2010, the Company recognized approximately $285,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2009.

The following table summarizes the stock option activity under the Company’s plans for the three month period ended March 31, 2011:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2010	1,269,426	$20.25
Exercised	(9,421)	$18.25
Forefeited or expired	(14,125)	$27.46
Outstanding at March 31, 2011	1,245,880	$20.19	2.7	$6,420,853
Exercisable at March 31, 2011	832,029	$17.73	2.1	$6,236,929

*	The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at March 31, 2011 of $24.46 and the exercise price.

The following table summarizes stock option activity for the three months ended March 31, 2011 and 2010:
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$11	$395
Cash received from stock option exercises	$172	$152
Income tax benefit from the exercise of stock options	$5	$154

The following table summarizes the Company’s restricted stock award activity for the three months ended March 31, 2011:

		Weighted	Wtd. Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2010	35,448	$24.79
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested March 31, 2011	35,448	$24.79	2.5	$867,058

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the March 31, 2011 market value of $24.46

9.	Short-Term Borrowings

At March 31, 2011, the Company had a $50.0 million borrowing facility.  At the end of the first quarter, there was $22.0 million of non-rated commercial paper outstanding at an average interest rate of 1.45% plus an issuance fee of 25 basis points and $12.0 million of bank borrowings outstanding at an average interest rate of 3.5%.  The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at March 31, 2011.  The facility expired on April 30, 2011, and was renewed for another term that expires April 30, 2012.  Under the new facility, the interest rate on bank borrowings was changed to LIBOR plus 175 basis points, which is currently 2.0%.

10.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net earnings	$3,502	$3,981
Foreign currency translation adjustments	241	(241)
Pension liability, net of tax	199	221
Total comprehensive income	$3,942	$3,961

The components of accumulated other comprehensive loss as recorded on the accompanying balance sheets were as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Foreign currency translation adjustments	$1,484	$1,243
Pension liability, net of tax	(10,048)	(10,247)
Total accumulated other comprehensive loss	$(8,564)	$(9,004)

11.	Equity

A reconciliation of the Company’s equity for the three months ended March 31, 2011 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2010	$11,356	$19,548	$150,546	$(9,004)	$4,698

Net earnings			3,372		130
Foreign currency translation adjustments				241	60
Pension liability adjustment, net of tax				199
Cash dividends declared			(1,817)
Stock options exercised	10	162
Stock-based compensation expense		268
Income tax benefit from stock options exercised		5
Shares purchased and retired	(13)		(292)

Balance, March 31, 2011	$11,353	$19,983	$151,809	$(8,564)	$4,888

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially.  The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause (and in some cases have caused) actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters and Umi.  Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment.

The Company’s retail segment consisted of 33 Company-owned retail stores in the United States and an Internet business as of March 31, 2011.  Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”).  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Recent Acquisitions

Bogs
On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years, which are dependent on Bogs achieving certain performance measures.  In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore, will be paid to the sellers 18 months from the date of acquisition.  At the acquisition date, the Company estimated the fair value of the two contingent payments to be approximately $9.8 million.

Bogs designs and markets boots, shoes and sandals for men, women and children, under the BOGS and Rafters brand names.  Its products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.

Sales of Bogs for its most recent fiscal year were approximately $27 million.  The Company expects the acquisition to be accretive to earnings in 2011, excluding the impact of certain purchase accounting adjustments as well as transaction and integration costs.  However, most of that accretion is expected to occur in the second half of the year, as the majority of Bogs’ business occurs in the third and fourth quarters.

The operating results of Bogs for the period March 2 through March 31, 2011 have been consolidated into the Company’s first quarter 2011 results, within the North American wholesale segment.  Transaction costs of $220,000 have been included within first quarter 2011 wholesale selling and administrative expenses.  See Note 2.

Umi
On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million.  The operating results of Umi have been consolidated into the Company’s North American wholesale segment since the date of acquisition.  Accordingly, the Company’s first quarter 2011 results included Umi’s operations, while the first quarter of 2010 did not.  See Note 2.

Sales and Earnings Highlights

In the first quarter this year, consolidated net sales were $65.1 million, up 7% over last year’s first quarter net sales of $61.0 million.  The increase was primarily due to the acquisition of Bogs on March 2, 2011, which contributed $2.3 million of net sales in the first quarter this year.  In addition, there was approximately $1.1 million of Umi net sales this quarter, compared to zero last year, as Umi was acquired on April 28, 2010.

The Company’s gross earnings increased $1.4 million this year.  Selling and administrative expenses were up $2.0 million due to the inclusion of Bogs and Umi expenses, and $220,000 of Bogs acquisition costs.    As a result, this year’s consolidated operating earnings were $4.8 million, down from $5.4 million last year.  As a percent of sales, operating earnings were 7.4% in 2011 and 8.9% in 2010.  The inclusion of Bogs’ March 2011 operating results contributed to the decrease in earnings from operations as a percent of net sales.  Bogs contributed $2.3 million of sales and had a small operating loss for the month, as March is historically an off-season month for the brand.

As a result, the Company’s net earnings for the first three months of 2011 were $3.4 million, compared with $3.9 million in the first quarter last year.  Diluted earnings per share this quarter were $.30 per share compared with $.34 per share in last year’s first quarter.

Financial Position Highlights

At March 31, 2011, cash and marketable securities totaled $68.6 million and total outstanding debt was $34.0 million.  At December 31, 2010, cash and marketable securities totaled $70.2 million and total outstanding debt was $5.0 million.  During 2011, the Company drew additional amounts under its revolving line of credit to finance the March 2, 2011 Bogs acquisition.  See Note 2.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$48,143	$44,668	7.8%
North American Retail	5,577	5,275	5.7%
Other	11,426	11,096	3.0%
Total	$65,146	$61,039	6.7%

Earnings from Operations
North American Wholesale	$3,637	$4,392	-17.2%
North American Retail	(60)	(188)	68.1%
Other	1,232	1,237	-0.4%
Total	$4,809	$5,441	-11.6%

North American Wholesale Segment

Net Sales

Sales in the Company’s North American wholesale segment for the three-month periods ended March 31, 2011 and 2010 were as follows:

North American Wholesale Segment Net Sales
	Three Months Ended March 31,
	2011	2010	% Change
	(Dollars in thousands)
North American Wholesale
Stacy Adams	$15,747	$16,411	-4.0%
Nunn Bush	16,085	15,882	1.3%
Florsheim	12,363	11,795	4.8%
Bogs	2,334	-	n/a
Umi	1,110	-	n/a
Total North American Wholesale	$47,639	$44,088	8.1%
Licensing	504	580	-13.1%
Total North American Wholesale Segment	$48,143	$44,668	7.8%

Sales of Stacy Adams this year were down mostly due to lower sales to department and chain stores, due to the late timing of Easter shipments, which continues to be an important retail holiday for the brand.  Net sales for Nunn Bush were up this year primarily due to an increase in shipments to independent retailers and chain stores which was somewhat offset by lower sales to department stores.  Florsheim experienced an increase in international shipments as well as growth in sales to internet based accounts.  This increase was somewhat offset by lower sales in department stores.  Net sales of Bogs in the current year represent sales from the acquisition date of March 2 through March 31, 2011.  Umi was acquired on April 28, 2010, therefore, there were no Umi sales in the first quarter of 2010.  For more information on the Bogs and Umi acquisitions, see Note 2.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.  The decrease this year was mainly due to lower licensing revenues from the Company’s Florsheim licensee in Mexico.

Earnings from Operations

Earnings from operations in the North American wholesale segment for the three months ended March 31, 2011 were down approximately $755,000 compared to last year’s first quarter.  The decrease reflects slightly lower gross earnings as a percent of net sales and increased selling and administrative expenses this year.  Wholesale gross earnings were 30.2% of net sales in the first quarter of 2011 compared with 30.8% in 2010.  There continues to be pricing pressure out of China based on increased labor and material costs and the strengthening of the renmimbi relative to the U.S. dollar.  When possible, the Company has raised prices to maintain margins, but believes it will continue to incur increasing costs in the near future.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation.  Wholesale selling and administrative expenses were up this quarter due to the inclusion of Bogs and Umi expenses, $220,000 of Bogs transaction costs and slightly increased costs across several other categories.  As a percent of net sales, wholesale selling and administrative expenses were 23.6% this quarter compared with 22.2% in the same quarter last year.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were approximately $2.1 million and $2.0 million for the three-months ended March 31, 2011 and 2010, respectively. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

As a percent of net sales, North American wholesale operating earnings were 6.6% in 2011 and 8.6% in 2010.  The inclusion of Bogs’ March 2011 operating results contributed to the decrease in earnings from operation as a percent of net sales.  Bogs contributed $2.3 million of sales and had a small operating loss for the month, as March is historically an off-season month for the brand.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $5.6 million in the first quarter of 2011, up from $5.3 million last year.  There were two fewer retail stores during the first quarter of 2011 compared with 2010, and the Company closed an additional store at the end of the first quarter of 2011.  Same store sales were up 8% over last year.

Earnings from Operations

This year’s improvement in retail earnings from operations was due to higher gross earnings, driven by higher sales volumes.  As a percent of net retail sales, retail gross earnings were 63.8% in 2011 compared with 65.0% in 2010.

Retail selling and administrative expenses were flat between periods.  As a percent of net sales, retail selling and administrative expenses were 64.9% in 2011 and 68.6% in 2010, which reflects the fixed nature of many of these retail expenses.  Selling and administrative expenses at the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation.

Other

The majority of the Company’s other net sales are generated by Florsheim Australia.  Florsheim Australia’s net sales were up 7%.  However, in local currency, sales were down 3% compared with last year.  The increase was caused by the weaker U.S. dollar relative to the Australian dollar this year.  Florsheim Europe’s sales were down 7% this year due to the closing of its retail store in Dusseldorf, Germany at the end of 2010, as well as decreased wholesale shipments this year.  Collectively, other earnings from operations were flat.  Florsheim Australia’s earnings from operations increased $100,000 due to higher gross earnings as a percent of net sales.  This increase was, however, offset by a $100,000 decrease in earnings from operations at Florsheim Europe.

Other income and expense and taxes

Interest expense increased this year due to the additional short-term borrowings this year associated with the acquisition of Bogs.  See Note 2.  The Company’s effective tax rate in the quarter ended March 31, 2011 was 34.7% compared with 34.4% in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash, short-term marketable securities and its revolving line of credit.  During the first three months of 2011, the Company generated $2.8 million in cash from operating activities compared with $2.0 million last year.  This year the Company used cash of approximately $30.8 million for its acquisition of Bogs which includes $3.8 million to repay the debt assumed as part of the acquisition.  The Company received net bank borrowings of approximately $29 million to fund the Bogs acquisition.  Capital expenditures were $654,000 in the first quarter of 2011 compared with $385,000 last year.  The Company expects annual capital expenditures for 2011 to be between $2.0 and $3.0 million.

The Company paid cash dividends of $1.8 million and $1.7 million during the three months ended March 31, 2011 and 2010, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  During the first quarter of 2011, the Company repurchased 13,252 shares at a total cost of $304,600.  The Company currently has 1,271,301 shares available under its previously announced buyback program.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

At March 31, 2011, the Company had a $50.0 million borrowing facility.  At the end of the first quarter, there was $22.0 million of non-rated commercial paper outstanding at an average interest rate of 1.45% plus an issuance fee of 25 basis points and $12.0 million of bank borrowings outstanding at an average interest rate of 3.5%.  The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at March 31, 2011.  The facility expired on April 30, 2011, and was renewed for another term that expires April 30, 2012.  Under the new facility, the interest rate on bank borrowings was changed to LIBOR plus 175 basis points, which is currently 2.0%.

As part of the Bogs acquisition, the Company recorded its fair value estimate of the contingent payments of $9.8 million within other long-term liabilities on the Consolidated Balance Sheet at March 31, 2011.  The initial estimate of the fair value of the contingent payments was based on a probability-weighted model, and is subject to change.  Any changes within the 12 months following the acquisition date will be reflected within the final valuation of the purchase price.  Any changes thereafter will be recognized in earnings.  A change in the fair value of the contingent payments could have a material effect on the Company’s earnings and financial position.

The Company will continue to evaluate the best uses for its excess cash, including continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the change discussed under “Change in Internal Control over Financial Reporting,” below.

Change in Internal Control over Financial Reporting

On March 2, 2011, the Company acquired 100% of the outstanding shares of Bogs.  See Note 2.  The Company is currently integrating policies, processes, people, technology and operations for the combined companies.  Management will continue to evaluate its internal control over financial reporting as it executes its integration activities.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three month period ended March 31, 2011.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program
1/1/11 - 1/31/11	7,488	$22.98	7,488	1,277,065

2/1/11 - 2/28/11	-	$-	-	1,277,065

3/1/11 - 3/31/11	5,764	$22.99	5,764	1,271,301

Total	13,252	$22.99	13,252

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

May 6, 2011	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED  March 31, 2011

Incorporated
		Herein By	Filed
Exhibit	Description	Reference To	Herewith

2.1	Stock Purchase Agreement, relating to	Exhibit 2.1 to
	The Combs Company dated March 2, 2011	Form 8-K filed
	by and among Weyco Group, Inc. and The	March 7, 2011
Combs Company, d/b/a Bogs Footwear,
William G. Combs and Sue Combs
(excluding certain schedules and exhibits
referred to in the agreement, which the
registrant hereby agrees to furnish supplementally
to the SEC upon request of the SEC).

10.1	Amendment to loan agreement dated
April 7, 2011 which extends the revolving
	maturity date to April 30, 2012		X

10.19a*	Form of incentive stock option
agreement for the Weyco Group, Inc.
	2011 Equity Incentive Plan		X

10.19b*	Form of non-qualified stock option
agreement for the Weyco Group, Inc.
	2011 Equity Incentive Plan		X

10.19c*	Form of restricted stock agreement for the
	Weyco Group, Inc 2011 Equity Incentive Plan		X

31.1	Certification of Principal Executive Officer		X

31.2	Certification of Principal Financial Officer		X

32	Section 906 Certification of Chief		X
Executive Officer and Chief Financial Officer

*Management contract or compensatory plan or arrangement