Form 10-Q
period 2011-06-30
WEYCO GROUP INC
filed 2011-08-04
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________________

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

As of August 2, 2011, there were 11,006,184 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$10,175	$7,150
Marketable securities, at amortized cost	3,066	4,989
Accounts receivable, net	34,830	38,840
Accrued income tax receivable	2,149	-
Inventories	54,575	56,111
Prepaid expenses and other current assets	3,912	4,398
Total current assets	108,707	111,488

Marketable securities, at amortized cost	56,034	58,059
Deferred income tax benefits	2,413	1,090
Other assets	17,846	14,375
Property, plant and equipment, net	27,624	25,675
Goodwill	11,027	-
Trademarks	34,748	12,748
Total assets	$258,399	$223,435

LIABILITIES AND EQUITY:
Short-term borrowings	$35,950	$5,000
Accounts payable	7,380	10,360
Dividend payable	1,756	1,811
Accrued liabilities	9,750	10,204
Accrued income taxes	-	116
Deferred income tax liabilities	790	228
Total current liabilities	55,626	27,719

Long-term pension liability	19,306	18,572
Other long-term liabilities	11,753	-

Common stock	10,986	11,356
Capital in excess of par value	21,131	19,548
Reinvested earnings	142,521	150,546
Accumulated other comprehensive loss	(8,232)	(9,004)
Total Weyco Group, Inc. equity	166,406	172,446
Noncontrolling interest	5,308	4,698
Total equity	171,714	177,144
Total liabilities and equity	$258,399	$223,435

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net sales	$56,550	$48,724	$121,696	$109,762
Cost of sales	33,887	30,066	74,208	67,696
Gross earnings	22,663	18,658	47,488	42,066

Selling and administrative expenses	19,930	16,972	39,946	34,939
Earnings from operations	2,733	1,686	7,542	7,127

Interest income	586	607	1,176	1,105
Interest expense	(137)	(87)	(227)	(87)
Other income and expense, net	52	(351)	108	(218)

Earnings before provision for income taxes	3,234	1,855	8,599	7,927

Provision for income taxes	946	774	2,809	2,864

Net earnings	2,288	1,081	5,790	5,063

Net earnings (loss) attributable to noncontrolling interest	351	(201)	481	(76)

Net earnings attributable to Weyco Group, Inc.	$1,937	$1,282	$5,309	$5,139

Weighted average shares outstanding
Basic	11,120	11,326	11,221	11,309
Diluted	11,239	11,533	11,358	11,514

Earnings per share
Basic	$0.17	$0.11	$0.47	$0.45
Diluted	$0.17	$0.11	$0.47	$0.45

Cash dividends per share	$0.16	$0.16	$0.32	$0.31

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,790	$5,063
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,342	1,386
Amortization	83	60
Bad debt expense	99	65
Deferred income taxes	(957)	(475)
Net foreign currency transaction (gains) losses	(121)	213
Stock-based compensation	597	569
Pension expense	1,474	1,624
Net gains on disposal of assets	(13)	-
Increase in cash surrender value of life insurance	(127)	(120)
Change in operating assets and liabilities, net of effects from acquisitions -
Accounts receivable	8,083	1,930
Inventories	4,662	2,843
Prepaids and other current assets	1,060	175
Accounts payable	(3,484)	(2,574)
Accrued liabilities and other	(1,320)	(900)
Accrued income taxes	(2,281)	(1,972)
Net cash provided by operating activities	14,887	7,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(27,023)	(2,509)
Purchase of marketable securities	(80)	(21,802)
Proceeds from maturities of marketable securities	4,035	3,648
Proceeds from the sale of assets	13	-
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(3,117)	(646)
Net cash used for investing activities	(26,327)	(21,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,634)	(3,401)
Shares purchased and retired	(10,205)	(753)
Proceeds from stock options exercised	725	607
Repayment of debt assumed in acquisition	(3,814)	-
Net borrowings of commercial paper	19,950	-
Proceeds from bank borrowings	31,000	-
Repayments of bank borrowings	(20,000)	-
Income tax benefits from stock-based compensation	341	331
Net cash provided by (used for) financing activities	14,363	(3,216)

Effect of exchange rate changes on cash and cash equivalents	102	(98)

Net increase (decrease) in cash and cash equivalents	3,025	(16,891)

CASH AND CASH EQUIVALENTS at beginning of period	$7,150	$30,000

CASH AND CASH EQUIVALENTS at end of period	$10,175	$13,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,751	$5,352
Interest paid	$221	$82

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the full year.

2.	Acquisitions

Bogs acquisition

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus debt assumed of $3.8 million and contingent payments after two and five years, dependent on Bogs achieving certain performance measures.  In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore, will be paid to the seller 18 months from the date of acquisition.  At the acquisition date, the Company preliminarily estimated the fair value of the two contingent payments to be approximately $9.8 million in the aggregate.  Bogs designs and markets boots, shoes and sandals for men, women and children, under the BOGS and Rafters brand names.  Its products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.  Bogs sales for its most recent fiscal year were approximately $27 million.

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

The Company’s preliminary allocation of the purchase price as of June 30, 2011 is as follows (dollars in thousands):
Cash	$317
Accounts receivable, net	3,962
Inventory	2,809
Prepaids	15
Deferred income tax benefits	85
Property, plant and equipment, net	7
Goodwill	11,027
Trademark	22,000
Other intangible assets	3,700
Accounts payable	(454)
Accrued liabilities	(561)
$42,907

Other intangible assets consist of customer relationships and a non-compete agreement.  Goodwill reflects the excess purchase price over the fair value of net assets, and has been assigned to the North American wholesale segment.  All of the goodwill is expected to be deductible for tax purposes.  For more information on the intangible assets acquired, see Note 5.

The Company has recorded the estimated fair value of the contingent payments at the acquisition date, of $9.8 million, within other long-term liabilities on the Company’s Consolidated Balance Sheets.  The estimated fair value of the contingent payments was based on a probability-weighted model, and is subject to change.  Any changes within the 12 months following the acquisition date that relate to factors that existed at the acquisition date will be reflected within the final valuation of the purchase price.  Any changes thereafter will be recognized in earnings.  A change in the fair value of the contingent payments could have a material effect on the Company’s earnings and financial position.  The fair value measurement is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The operating results of Bogs for the period March 2 through June 30, 2011 have been consolidated into the Company’s North American wholesale operations in 2011.  For the second quarter and for the period March 2 through June 30, 2011, net sales of Bogs were approximately $2.6 million and $4.9 million, respectively.  The Company incurred transaction costs of approximately $220,000 in 2011.  These costs are included in wholesale selling and administrative expenses.

Pro Forma Results of Operations

The following unaudited pro forma results of operations assume that the Company acquired Bogs on January 1, 2011 and 2010, respectively.  The unaudited pro forma results include adjustments to reflect additional amortization of intangible assets, interest expense and a corresponding estimate of the provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net sales	$56,550	$50,937	$126,064	$116,425
Net earnings attributable to Weyco Group, Inc.	$1,937	$935	$5,138	$5,099

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Bogs been effective on January 1, 2011 or 2010, respectively, or of the Company’s future results of operations.

Umi acquisition

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million.  The acquisition has been accounted for in these financial statements as a business combination under ASC 805.  The Company allocated the purchase price to accounts receivable, trademarks and other assets.  The operating results of Umi have been consolidated into the Company’s North American wholesale segment since the date of acquisition.  Accordingly, the Company’s 2011 results included Umi’s operations from January 1 through June 30, 2011, while 2010 only included Umi for the period April 28 through June 30, 2011.  Additional disclosures required by ASC 805 have not been provided as the Umi acquisition was not material to the Company’s financial statements.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$1,937	$1,282	$5,309	$5,139

Denominator:
Basic weighted average shares outstanding	11,120	11,326	11,221	11,309
Effect of dilutive securities:
Employee stock-based awards	119	207	137	205
Diluted weighted average shares outstanding	11,239	11,533	11,358	11,514

Basic earnings per share	$0.17	$0.11	$0.47	$0.45

Diluted earnings per share	$0.17	$0.11	$0.47	$0.45

Diluted weighted average shares outstanding for the three and six months ended June 30, 2011 excluded outstanding options to purchase 460,675 shares of common stock at a weighted average price of $26.80, as they were antidilutive.   Diluted weighted average shares outstanding for the three and six months ended June 30, 2010 excluded outstanding options to purchase 284,050 shares of common stock at a weighted average price of $28.46, as they were antidilutive.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of June 30, 2011 and December 31, 2010 as reported in the Consolidated Condensed Balance Sheets was $59.1 million and $63.0 million, respectively.  The estimated fair market value of those marketable securities at June 30, 2011 and December 31, 2010 was $61.3 million and $64.2 million, respectively.

The unrealized gains and losses on marketable securities at June 30, 2011 and December 31, 2010 were:
	June 30, 2011		December 31, 2010
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$2,490	$241	$1,656	$518

The estimated market values provided are level 2 valuations as defined by ASC 820.  The Company has reviewed its portfolio of marketable securities as of June 30, 2011 and has determined that no other-than-temporary market value impairment exists.

5.	Intangible Assets

The Company’s amortized and unamortized intangible assets as recorded in the accompanying balance sheets consisted of:

		June 30, 2011			December 31, 2010
	Wtd.	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)
Amortized intangible assets:
Non-compete agreement	5	$200	$(13)	$187	$-	$-	$-
Customer relationships	15	3,500	(78)	3,422	-	-	-
Total amortized intangible assets		3,700	(91)	3,609	-	-	-

Goodwill		11,027	-	11,027	-	-	-
Trademarks (indefinite-lived)		34,748	-	34,748	12,748	-	12,748

Total intangible assets		$49,475	$(91)	$49,384	$12,748	$-	$12,748

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

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be approximately $228,000 in 2011 and $273,000 annually in the years 2012 through 2015.

6.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income and expense are not allocated to the segments.  The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.  Summarized segment data for the three and six months ended June 30, 2011 and 2010 was:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2011
Product sales	$38,745	$5,866	$11,289	$55,900
Licensing revenues	650	-	-	650
Net sales	$39,395	$5,866	$11,289	$56,550
Earnings from operations	$1,025	$202	$1,507	$2,734

2010
Product sales	$34,808	$5,301	$8,145	$48,254
Licensing revenues	470	-	-	470
Net sales	$35,278	$5,301	$8,145	$48,724
Earnings from operations	$1,750	$(160)	$96	$1,686

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
		(Dollars in thousands)
2011
Product sales	$86,385	$11,443	$22,715	$120,543
Licensing revenues	1,153	-	-	1,153
Net sales	$87,538	$11,443	$22,715	$121,696
Earnings from operations	$4,662	$142	$2,739	$7,543

2010
Product sales	$78,896	$10,575	$19,241	$108,712
Licensing revenues	1,050	-	-	1,050
Net sales	$79,946	$10,575	$19,241	$109,762
Earnings from operations	$6,142	$(349)	$1,334	$7,127

Total assets in the North American wholesale segment were $222.2 million at June 30, 2011 and $189.8 million at December 31, 2010.  The increase was primarily due to the Bogs acquisition on March 2, 2011.  See Note 2.

7.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Benefits earned during the period	$321	$300	$642	$585
Interest cost on projected benefit obligation	595	612	1,191	1,224
Expected return on plan assets	(505)	(463)	(1,010)	(910)
Net amortization and deferral	326	362	651	725
Net pension expense	$737	$811	$1,474	$1,624

8.	Stock-Based Compensation Plans

During the three and six months ended June 30, 2011, the Company recognized approximately $329,000 and $597,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in the years 2007 through 2010.  During the three and six months ended June 30, 2010, the Company recognized approximately $285,000 and $569,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2009.

The following table summarizes the stock option activity under the Company’s plans for the six-month period ended June 30, 2011:
		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2010	1,269,426	$20.25
Exercised	(80,041)	$9.07
Forfeited or expired	(16,300)	$27.26
Outstanding at June 30, 2011	1,173,085	$20.92	2.59	$5,372,000
Exercisable at June 30, 2011	761,409	$18.64	2.04	$5,150,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at June 30, 2011 of $24.60 and the exercise price.

The following table summarizes stock option activity for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$862	$453	$874	$849
Cash received from stock option exercises	$553	$455	$725	$607
Income tax benefit from the exercise of stock options	$336	$177	$341	$331

The following table summarizes the Company’s restricted stock award activity for the six- month period ended June 30, 2011:

	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2010	35,448	$24.79
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested June 30, 2011	35,448	$24.79	2.25	$872,000

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the June 30, 2011 market value of $24.60.

9.	Short-Term Borrowings

The Company has a $50.0 million unsecured revolving line of credit.  At June 30, 2011, the Company had $25.0 million of non-rated commercial paper outstanding on the facility at an average interest rate of 1.44% plus an issuance fee of 25 basis points and $11.0 million of bank borrowings outstanding at an average interest rate of 1.9%.  The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at June 30, 2011.  The facility expired on April 30, 2011, and was renewed for another term that expires April 30, 2012.  Effective July 22, 2011, the interest rate on bank borrowings was changed to LIBOR plus 75 basis points, which is currently approximately 0.95%.

10.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Net earnings	$2,288	$1,081	$5,790	$5,063
Foreign currency translation adjustments	134	(713)	375	(1,096)
Pension liability, net of tax	198	221	397	442
Total comprehensive income	$2,620	$589	$6,562	$4,409

The components of accumulated other comprehensive loss as recorded on the accompanying balance sheets were as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Foreign currency translation adjustments	$1,617	$1,243
Pension liability, net of tax	(9,849)	(10,247)
Total accumulated other comprehensive loss	$(8,232)	$(9,004)

11.	Equity

A reconciliation of the Company’s equity for the six months ended June 30, 2011 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2010	$11,356	$19,548	$150,546	$(9,004)	$4,698

Net earnings	-	-	5,309	-	481
Foreign currency translation adjustments	-	-	-	375	129
Pension liability adjustment, net of tax	-	-	-	397	-
Cash dividends declared	-	-	(3,579)	-	-
Stock options exercised	80	645	-	-	-
Stock-based compensation expense	-	597	-	-	-
Income tax benefit from stock-based compensation	-	341	-	-	-
Shares purchased and retired	(450)	-	(9,755)	-	-

Balance, June 30, 2011	$10,986	$21,131	$142,521	$(8,232)	$5,308

During the first half of 2011, the Company repurchased 50,588 shares of its common stock at a total cost of $1.2 million through its stock repurchase program and 400,319 shares at a total cost of $9.0 million in a private transaction.  The Company currently has 1,233,965 shares available under its previously announced buyback program.

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

The Company’s retail segment consisted of 31 Company-owned retail stores in the United States and an Internet business as of June 30, 2011.  Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”).  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Recent Acquisitions

Bogs
On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years, which are dependent on Bogs achieving certain performance measures.  In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore, will be paid to the sellers 18 months from the date of acquisition.  At the acquisition date, the Company preliminarily estimated the fair value of the two contingent payments to be approximately $9.8 million.

Bogs designs and markets boots, shoes and sandals for men, women and children, under the BOGS and Rafters brand names.  Its products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.

Sales of Bogs for its most recent fiscal year were approximately $27 million.  The Company expects the acquisition to be accretive to earnings in 2011, excluding the impact of certain purchase accounting adjustments as well as transaction and integration costs.  However, most of that accretion is expected to occur in the second half of the year, as the majority of Bogs’ sales occur in the third and fourth quarters.

The operating results of Bogs have been consolidated into the Company’s consolidated financial statements since the date of acquisition, within the North American wholesale segment.  Transaction costs of $220,000 have been included within the 2011 wholesale selling and administrative expenses.  See Note 2.

Umi
On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million.  The operating results of Umi have been consolidated into the Company’s North American wholesale segment since the date of acquisition.  Accordingly, the Company’s 2011 results included Umi’s operations from January 1 through June 30, 2011, while 2010 included Umi only for the period April 28 through June 30, 2010.  See Note 2.

Second Quarter Highlights

Consolidated net sales for the second quarter of 2011 were $56.6 million, an increase of 16% from last year’s second quarter net sales of $48.7 million.  North American wholesale sales were up $4.1 million, of which $2.6 million was related to Bogs.  Retail sales were up approximately $565,000.  Sales in the Company’s other businesses increased $3.2 million compared with the second quarter of 2010.

The Company’s consolidated earnings from operations for this year’s second quarter were $2.7 million, up from $1.7 million last year.  This was primarily the result of higher sales and gross margins achieved at Florsheim Australia.  The Company also benefited from higher retail sales volumes and flat selling and administrative expenses at retail.  Wholesale earnings from operations were down due to the inclusion of Bogs’ second quarter operations.  Bogs’ sales in the second quarter are typically low during this period due to seasonality, and most operating costs are fixed in nature.  In addition, the Company incurred transition costs associated with moving Bogs’ operations from Eugene, Oregon, and integrating them into its Glendale, Wisconsin facility.  This transition was completed by June 30th, 2011.

The Company’s net earnings attributable to Weyco Group, Inc. this quarter were $1.9 million compared with $1.3 million in the same quarter last year.  Diluted earnings per share for the three months ended June 30, 2011 were $.17 per share compared with $.11 per share in last year’s second quarter.

Year to Date Highlights

Consolidated net sales for the first half of 2011 were $121.7 million compared with $109.8 million last year.  North American wholesale sales increased $7.6 million in the first half of this year compared with last year.  The acquisitions of Bogs and Umi contributed to the wholesale sales increase this year.  Bogs contributed $4.9 million of sales this year and Umi contributed $1.5 million of sales this year.  Sales in the retail segment were up approximately $870,000, and sales in the Company’s other businesses increased $3.4 million.

The Company’s consolidated earnings from operations for the first six months of 2011 were $7.5 million compared with $7.1 million last year.  The Company achieved higher gross earnings from operations this year through higher sales volumes and gross margins at Florsheim Australia and increased sales volumes in the retail segment.  Earnings from operations in the wholesale segment for the first half of 2011 were down due to the inclusion of Bogs’ operations this year.  Bogs had an operating loss for the period March 2 through June 30, 2011, as Bogs’ sales are typically low during the first and second quarters of the year due to seasonality, and its operating costs are primarily fixed in nature.  In addition, the Company incurred transition costs associated with moving Bogs’ operations from Eugene, Oregon, and integrating them into its Glendale, Wisconsin facility.  This transition was completed by June 30th, 2011.

Consolidated net earnings attributable to Weyco Group, Inc. for the six months ended June 30, 2011 were $5.3 million compared with $5.1 million in 2010.  Diluted earnings per share to-date through June 30, 2011 were $.47 compared with $.45 for the same period in 2010.

Financial Position Highlights

At June 30, 2011, cash and marketable securities totaled $69.3 million and total outstanding debt was $35.9 million.  At December 31, 2010, cash and marketable securities totaled $70.2 million and total outstanding debt was $5.0 million.  During 2011, the Company drew additional amounts under its revolving line of credit to finance the March 2, 2011 acquisition of Bogs.  See Note 2.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)			(Dollars in thousands)
Net Sales
North American Wholesale	$39,395	$35,278	12%	$87,538	$79,946	9%
North American Retail	5,866	5,301	11%	11,443	10,575	8%
Other	11,289	8,145	39%	22,715	19,241	18%
Total	$56,550	$48,724	16%	$121,696	$109,762	11%

Earnings from Operations
North American Wholesale	$1,025	$1,750	-41%	$4,662	$6,142	-24%
North American Retail	202	(160)	226%	142	(349)	141%
Other	1,507	96	1470%	2,739	1,334	105%
Total	$2,734	$1,686	62%	$7,543	$7,127	6%

North American Wholesale Segment

Net Sales

Sales in the Company’s wholesale segment for the three and six months ended June 30, 2011 and 2010 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$11,658	$10,192	14%	$27,405	$26,603	3%
Nunn Bush	14,091	14,433	-2%	30,176	30,314	0%
Florsheim	10,024	10,161	-1%	22,387	21,957	2%
Bogs	2,551	-	n/a	4,885	-	n/a
Umi	422	22	n/a	1,532	22	n/a
Total North American Wholesale	$38,745	$34,808	11%	$86,385	$78,896	9%
Licensing	650	470	38%	1,153	1,050	10%
Total North American Wholesale Segment	$39,395	$35,278	12%	$87,538	$79,946	9%

The growth at Stacy Adams in the second quarter reflects the late timing of Easter in 2011, which resulted in business shifting from the first quarter into the second quarter.  Easter is an important retail holiday for the Stacy Adams brand.  Also, throughout the first six months of 2011, Stacy Adams experienced strong sales of mainstream fashion footwear to national accounts.  Quarterly and year-to-date sales of the Nunn Bush and Florsheim brands were relatively flat between years.  Net sales of Bogs in the current year represent sales from the acquisition date of March 2 through June 30, 2011.  Sales of Umi in 2010 represent sales from the acquisition date of April 28 through June 30, 2010.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.  The increase this year was mainly due to the addition of Bogs.  Bogs’ licensing revenues were $143,000 for the second quarter of 2011.

Earnings from Operations

North American wholesale segment earnings from operations in the second quarter were down $725,000 compared with last year’s second quarter.  For the six months ended June 30, North American wholesale segment earnings from operations were down approximately $1.5 million from last year.  The decreases reflect slightly lower gross earnings as a percent of net sales and increased selling and administrative expenses this year, which resulted from the inclusion of Bogs operations.  Bogs had an operating loss for the second quarter and the period from March 2 through June 30, 2011, as Bogs’ sales during the first and second quarters are typically low during this period due to seasonality, and most operating costs are fixed in nature.  In addition, the Company incurred transition costs associated with moving Bogs’ operations from Eugene, Oregon, and integrating them into its Glendale, Wisconsin facility.  This transition was completed by June 30th, 2011.

Wholesale gross earnings were 30.1% of net sales in the second quarter of 2011 compared with 30.3% in last year’s second quarter.  For the six months ended June 30, wholesale gross earnings were 30.2% of net sales in 2011 compared with 30.6% in 2010.  The Company’s products are manufactured mainly in China and India, and there continues to be pricing pressure out of those countries based on increased labor and material costs. Product cost out of China have also been increasing due to the strengthening of the renminbi relative to the U.S. dollar.  When possible, the Company has raised prices to maintain margins, but believes it will continue to incur increasing costs in the near future.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  Distribution costs were approximately $2.0 million for each of the three- month periods ended June 30, 2011 and 2010, respectively.  For each of the six months ended June 30, 2011 and 2010, distribution costs were approximately $4.0 million, respectively.  These costs were included in selling and administrative expenses.  The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation.  As a percent of net sales, wholesale selling and administrative expenses this quarter were 29.1% compared with 26.6% in the same quarter last year.  For the six months ended June 30, wholesale selling and administrative expenses were 26.1% of net sales in 2011and 24.1% of net sales in 2010.  The percentage increase for both comparative periods was due to the inclusion of Bogs and slightly increased costs across several other categories.  The year to date increase also included $220,000 of Bogs transaction costs and first quarter Umi expenses this year.

North American Retail Segment

Net Sales

Second quarter net sales in the Company’s North American retail segment were up 11% compared with last year and up 8% for the six months ended June 30, 2011 compared with the same period last year.  There were four fewer stores at June 30, 2011 as compared with June 30, 2010.  Two retail stores closed during the second quarter of 2011, and the Company plans to close an additional store in the third quarter this year.  Same store sales were up 19% for the second quarter and up 14% for the first half of 2011.  The sales increases were primarily the result of higher volume in the majority of the Company’s retail locations and its Internet business.  The Company continues to evaluate its stores and the retail landscape on an on-going basis.

Earnings from Operations

For the quarter and six months ended June 30, retail earnings from operations improved $362,000 and $491,000, respectively, this year compared with the same periods last year.  The improvements for the quarter and year to date both resulted from increased sales and flat selling and administrative expenses.

Second quarter gross earnings as a percent of net retail sales were approximately level with the prior year at 64.0% this year and 64.1% for last year.  For the six months ended June 30, gross earnings as a percent of net retail sales were 63.9% for 2011 and 64.6% last year.

Selling and administrative expenses as a percent of sales were 60.5% in the current quarter and 67.2% in last year’s second quarter.  To date in 2011, selling and administrative expenses were 62.6% of net sales compared with 67.9% of net sales for the first half of 2010.  Selling and administrative expenses at the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation.  The decreases this year in selling and administrative expense as a percent of sales resulted from the higher sales volumes and flat selling and administrative expenses, as many retail selling and administrative expenses are fixed in nature.

Other

The Company’s other net sales were up 39% for the quarter and 18% for the first half of the year compared to the same periods last year.  The majority of the Company’s other net sales are generated by Florsheim Australia.  For the quarter and six months ended June 30, 2011, Florsheim Australia’s net sales were up 39% and 22%, respectively, this year compared to last year.  In local currency, net sales were up 16% and 6% for the quarter and six months ended June 30, 2011, respectively.  The quarter and year to date increases were achieved through higher sales in both its wholesale and retail businesses.  The additional increase in U.S. dollars for both periods was caused by the weaker U.S. dollar relative to the Australian dollar this year.  Florsheim Europe’s sales increased in the second quarter and first six months compared to last year due to higher wholesale shipments.

Collectively, other earnings from operations increased $1.4 million for each of the three and six month periods ended June 30, 2011 compared with the prior year.  The increase in each period was primarily due to higher sales and gross earnings as a percent of sales at Florsheim Australia.

Other income and expense and taxes

Interest expense increased to $137,000 in the second quarter of 2011 from $87,000, and to $227,000 in the first six months of 2011 from $87,000, due to the additional short-term borrowings this year associated with the acquisition of Bogs.  See Note 2.  Other income and expense for the second quarter of 2011 was net income of $52,000 as compared to a net expense of $351,000 for the same period last year.  For the six months ended June 30, 2011, other income and expense was net income of $108,000 compared to a net expense of $218,000 last year.  The income this year for both periods primarily related to foreign currency transaction gains and losses on intercompany loans denominated in U.S. dollars between the Company’s U.S. business and Florsheim Australia.  For the quarter, there were foreign currency transaction gains on these loans of $74,000 this year compared with losses of $348,000 in 2010.  Year to date, there were foreign currency transaction gains on these loans of $121,000 this year compared with losses of $213,000 last year.

The Company’s effective tax rate for the quarter ended June 30, 2011 was 29.3%, as compared with 41.7% for the same period of 2010.  For the six months ended June 30, 2011, the effective tax rate was 32.7% as compared with 36.1% for the same period of 2010.  The lower effective rates this year were due to a lower effective rate in the United States because of a greater percentage of municipal bond income relative to pretax earnings, and a lower tax rate on Florsheim Australia’s earnings, which comprised a greater share of total pretax earnings this year compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash, short-term marketable securities and its revolving line of credit.  During the first six months of 2011, the Company generated $14.9 million in cash from operating activities compared with $7.9 million last year.  This year the Company used cash of approximately $30.8 million for its acquisition of Bogs including $3.8 million to repay the debt assumed in the transaction.  The Company received net bank borrowings of approximately $31 million, mainly to fund the Bogs acquisition.  Capital expenditures were $3.1 million in the first half of 2011 compared with $646,000 last year.  The Company expects annual capital expenditures to be between $4.0 and $5.0 million for 2011.

The Company paid cash dividends of $3.6 million and $3.4 million during the six months ended June 30, 2011 and 2010, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  During the first half of 2011, the Company repurchased 50,588 shares at a total cost of $1.2 million through its stock repurchase program and 400,319 shares at a total cost of $9.0 million in a private transaction.  The Company currently has 1,233,965 shares available under its previously announced buyback program.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

At June 30, 2011, the Company had a $50.0 million unsecured revolving line of credit.  At the end of the second quarter, there was $25.0 million of non-rated commercial paper outstanding at an average interest rate of 1.44% plus an issuance fee of 25 basis points and $11.0 million of bank borrowings outstanding at an average interest rate of 1.9%.  The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at June 30, 2011.  The facility expired on April 30, 2011, and was renewed for another term that expires April 30, 2012.  On July 22, 2011, the interest rate on bank borrowings was changed to LIBOR plus 75 basis points, which is currently 0.95%.

As part of the Bogs acquisition, the Company has recorded its preliminary fair value estimate of the contingent payments of $9.8 million within other long-term liabilities on the Consolidated Condensed Balance Sheets at June 30, 2011.  The initial fair value estimate of the contingent payments was based on a probability-weighted model, and is subject to change.  Any changes within the 12 months following the acquisition date that relate to factors that existed at the acquisition date will be reflected within the final valuation of the purchase price.  Any changes thereafter will be recognized in earnings.  A change in the fair value of the contingent payments could have a material effect on the Company’s earnings and financial position.

The Company will continue to evaluate the best uses for its available liquidity, including continued stock repurchases and additional acquisitions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended June 30, 2011.

				Total Number of	Maximum Number
	Total		Average	Shares Purchased as	of Shares
	Number		Price	Part of the Publicly	that May Yet Be
	of Shares		Paid	Announced	Purchased Under
Period	Purchased		Per Share	Program	the Program
4/1/11 - 4/30/11	-		$-	-	1,271,301

5/1/11 - 5/31/11	411,968	(i)	$22.61	11,649	1,259,652

6/1/11 - 6/30/11	25,687		$22.86	25,687	1,233,965

Total	437,655		$22.63	37,336

(i) - On May 11, 2011, the Company purchased 400,319 shares of the Company's common stock in a private transaction.  The shares were purchased at $22.60 per share at a purchase price of $9.0 million.  The Company drew bank borrowings under its revolving line of credit to purchase the shares.

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

August 4, 2011	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED  June 30, 2011

		Incorporated Herein	Included
Exhibit	Description	By Reference	Herewith

10.1	Amendment to loan agreement dated April 7, 2011 which extends the Revolving maturity date to April 30, 2012	Exhibit 10.1 to Form 10-Q filed May 6, 2011

10.2	Amendment to loan agreement dated July 22, 2011, which reduces the interest rate on the revolving line of credit		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following materials from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) the Consolidated Condensed Balance Sheets,
(ii) the Consolidated Condensed Statements of Earnings,
(iii) the Consolidated Condensed Statements of Cash Flows, and
	(iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X