Form 10-Q
period 2011-09-30
WEYCO GROUP INC
filed 2011-11-04
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2011

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
Yes  ☒          No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐   Accelerated Filer☒   Non-Accelerated Filer ☐   Smaller Reporting Company☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No☒

  As of October 31, 2011, there were 10,915,144 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$10,619	$7,150
Marketable securities, at amortized cost	4,754	4,989
Accounts receivable, net	50,693	38,840
Accrued income tax receivable	249	-
Inventories	56,287	56,111
Prepaid expenses and other current assets	4,120	4,398
Total current assets	126,722	111,488

Marketable securities, at amortized cost	48,426	58,059
Deferred income tax benefits	3,026	1,090
Other assets	17,778	14,375
Property, plant and equipment, net	27,416	25,675
Goodwill	11,027	-
Trademarks	34,748	12,748
Total assets	$269,143	$223,435

LIABILITIES AND EQUITY:
Short-term borrowings	$44,000	$5,000
Accounts payable	8,988	10,360
Dividend payable	1,753	1,811
Accrued liabilities	13,415	10,204
Accrued income taxes	-	116
Deferred income tax liabilities	1,016	228
Total current liabilities	69,172	27,719

Long-term pension liability	18,072	18,572
Other long-term liabilities	9,753	-

Common stock	10,941	11,356
Capital in excess of par value	21,839	19,548
Reinvested earnings	143,330	150,546
Accumulated other comprehensive loss	(9,003)	(9,004)
Total Weyco Group, Inc. equity	167,107	172,446
Noncontrolling interest	5,039	4,698
Total equity	172,146	177,144
Total liabilities and equity	$269,143	$223,435

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Net sales	$74,601	$57,136	$196,297	$166,898
Cost of sales	46,061	34,985	120,269	102,681
Gross earnings	28,540	22,151	76,028	64,217

Selling and administrative expenses	21,823	17,660	61,769	52,599
Earnings from operations	6,717	4,491	14,259	11,618

Interest income	543	597	1,719	1,703
Interest expense	(124)	(7)	(351)	(95)
Other income and expense, net	(62)	539	46	321

Earnings before provision for income taxes	7,074	5,620	15,673	13,547

Provision for income taxes	2,525	1,831	5,334	4,695

Net earnings	4,549	3,789	10,339	8,852

Net earnings attributable to noncontrolling interest	140	396	621	320

Net earnings attributable to Weyco Group, Inc.	$4,409	$3,393	$9,718	$8,532

Weighted average shares outstanding
Basic	10,946	11,252	11,128	11,293
Diluted	11,037	11,458	11,251	11,495

Earnings per share
Basic	$0.40	$0.30	$0.87	$0.76
Diluted	$0.40	$0.30	$0.86	$0.74

Cash dividends per share	$0.16	$0.16	$0.48	$0.47

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,339	$8,852
Adjustments to reconcile net earnings to net cash
provided by (used for) operating activities -
Depreciation	2,085	2,066
Amortization	178	101
Bad debt expense	133	37
Deferred income taxes	(1,420)	(67)
Net foreign currency transaction losses (gains)	303	(334)
Stock-based compensation	896	852
Pension contribution	(1,600)	(1,500)
Pension expense	2,212	2,436
Net gains on sale of marketable securities	(346)	-
Net (gains) losses on disposal of assets	(13)	16
Increase in cash surrender value of life insurance	(268)	(258)
Change in operating assets and liabilities, net of effects from acquisitions -
Accounts receivable	(8,328)	(5,776)
Inventories	2,483	(6,940)
Prepaids and other current assets	736	797
Accounts payable	(1,785)	(1,768)
Accrued liabilities and other	111	278
Accrued income taxes	(351)	(651)
Net cash provided by (used for) operating activities	5,365	(1,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(27,023)	(2,558)
Purchase of marketable securities	(1,154)	(22,094)
Proceeds from maturities and sales of marketable securities	11,349	4,641
Proceeds from the sale of assets	14	-
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(4,013)	(1,054)
Net cash used for investing activities	(20,982)	(21,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(5,396)	(5,221)
Shares purchased and retired	(12,132)	(2,240)
Proceeds from stock options exercised	1,059	723
Repayment of debt assumed in acquisition	(3,814)	-
Net (repayments) borrowings of commercial paper	(5,000)	6,000
Proceeds from bank borrowings	68,000	-
Repayments of bank borrowings	(24,000)	-
Income tax benefits from stock-based compensation	457	381
Net cash provided by (used for) financing activities	19,174	(357)

Effect of exchange rate changes on cash and cash equivalents	(88)	207

Net increase (decrease) in cash and cash equivalents	3,469	(23,229)

CASH AND CASH EQUIVALENTS at beginning of period	$7,150	$30,000

CASH AND CASH EQUIVALENTS at end of period	$10,619	$6,771

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,304	$5,788
Interest paid	$354	$95

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.        Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the full year.

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

The Company’s preliminary allocation of the purchase price as of September 30, 2011 is as follows (dollars in thousands):

Cash	$317
Accounts receivable, net	3,839
Inventory	2,932
Prepaids	15
Deferred income tax benefits	85
Property, plant and equipment, net	7
Goodwill	11,027
Trademark	22,000
Other intangible assets	3,700
Accounts payable	(454)
Accrued liabilities	(561)
$42,907

Other intangible assets consist of customer relationships and a non-compete agreement.  Goodwill reflects the excess purchase price over the fair value of net assets, and has been assigned to the North American wholesale segment.  All of the goodwill is expected to be deductible for tax purposes.  For more information on the intangible assets acquired, see Note 5.

The Company has recorded the estimated fair value of the contingent payments at the acquisition date of $9.8 million within other long-term liabilities on the Company’s Consolidated Balance Sheets.  The estimated fair value of the contingent payments was based on a probability-weighted model, and is subject to change.  Any changes within the 12 months following the acquisition date that relate to factors that existed at the acquisition date will be reflected within the final valuation of the purchase price.  Any changes thereafter will be recognized in earnings.  A change in the fair value of the contingent payments could have a material effect on the Company’s earnings and financial position.  The fair value measurement is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The operating results of Bogs for the period March 2 through September 30, 2011 have been consolidated into the Company’s North American wholesale operations in 2011.  For the third quarter and for the period March 2 through September 30, 2011, net sales of Bogs were approximately $10.7 million and $15.6 million, respectively.  The Company incurred transaction costs of approximately $220,000 in 2011.  These costs are included in wholesale selling and administrative expenses.

Pro Forma Results of Operations

The following unaudited pro forma results of operations assume that the Company acquired Bogs on January 1, 2011 and 2010, respectively.  The unaudited pro forma results include adjustments to reflect additional amortization of intangible assets, interest expense and a corresponding estimate of the provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net sales	$74,601	$66,307	$200,665	$182,733
Net earnings attributable
to Weyco Group, Inc.	$4,409	$4,085	$9,548	$9,184

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Bogs been effective on January 1, 2011 or 2010, respectively, or of the Company’s future results of operations.

Umi acquisition

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million.  The acquisition has been accounted for in these financial statements as a business combination under ASC 805.  The Company allocated the purchase price to accounts receivable, trademarks and other assets.  The operating results of Umi have been consolidated into the Company’s North American wholesale segment since the date of acquisition.  Accordingly, the Company’s 2011 results included Umi’s operations from January 1 through September 30, 2011, while 2010 only included Umi for the period April 28 through September 30, 2010.  Additional disclosures required by ASC 805 have not been provided as the Umi acquisition was not material to the Company’s financial statements.

3.    Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$4,409	$3,393	$9,718	$8,532

Denominator:
Basic weighted average shares outstanding	10,946	11,252	11,128	11,293
Effect of dilutive securities:
Employee stock-based awards	91	206	123	202
Diluted weighted average shares outstanding	11,037	11,458	11,251	11,495

Basic earnings per share	$0.40	$0.30	$0.87	$0.76

Diluted earnings per share	$0.40	$0.30	$0.86	$0.74

Diluted weighted average shares outstanding for the three and nine months ended September 30, 2011 excluded outstanding options to purchase 451,500 shares of common stock at a weighted average price of $26.81, as they were antidilutive.   Diluted weighted average shares outstanding for the three and nine months ended September 30, 2010 excluded outstanding options to purchase 283,150 shares of common stock at a weighted average price of $28.45, as they were antidilutive.

4.         Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of September 30, 2011 and December 31, 2010 as reported in the Consolidated Condensed Balance Sheets was $53.2 million and $63.0 million, respectively.  The estimated fair market value of those marketable securities at September 30, 2011 and December 31, 2010 was $55.7 million and $64.2 million, respectively.

The unrealized gains and losses on marketable securities at September 30, 2011 and December 31, 2010 were:

	September 30, 2011		December 31, 2010
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$2,712	$200	$1,656	$518

The estimated market values provided are level 2 valuations as defined by ASC 820.  The Company has reviewed its portfolio of marketable securities as of September 30, 2011 and has determined that no other-than-temporary market value impairment exists.

5.     Intangible Assets

The Company’s amortized and unamortized intangible assets as recorded in the accompanying balance sheets consisted of:

		September 30, 2011			December 31, 2010
	Wtd.	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)
Amortized intangible assets:
Non-compete agreement	5	$200	$(23)	$177	$-	$-	$-
Customer relationships	15	3,500	(136)	3,364	-	-	-
Total amortized intangible assets		3,700	(159)	3,541	-	-	-

Goodwill		11,027	-	11,027	-	-	-
Trademarks (indefinite-lived)		34,748	-	34,748	12,748	-	12,748

Total intangible assets		$49,475	$(159)	$49,316	$12,748	$-	$12,748

The Company’s amortized intangible assets are included within other assets on the Company’s Consolidated Balance Sheets.  The change in the carrying amount of goodwill and other intangible assets is due to the Bogs acquisition on March 2, 2011.  See Note 2.  The indefinite-lived assets and goodwill are evaluated for impairment at least annually and more often when events indicate that impairment exists.

Excluding the impact of any future acquisitions, the Company anticipates amortization expense to be approximately $228,000 in 2011 and $273,000 annually in the years 2012 through 2015.

6.      Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income, interest expense and other income and expense are not allocated to the segments.  The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.  Summarized segment data for the three and nine months ended September 30, 2011 and 2010 was:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2011
Product sales	$55,466	$5,812	$12,231	$73,509
Licensing revenues	1,092	-	-	1,092
Net sales	$56,558	$5,812	$12,231	$74,601
Earnings from operations	$4,971	$245	$1,501	$6,717

2010
Product sales	$41,050	$5,161	$10,563	$56,774
Licensing revenues	362	-	-	362
Net sales	$41,412	$5,161	$10,563	$57,136
Earnings from operations	$3,295	$(378)	$1,574	$4,491

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2011
Product sales	$141,850	$17,256	$34,945	$194,051
Licensing revenues	2,246	-	-	2,246
Net sales	$144,096	$17,256	$34,945	$196,297
Earnings from operations	$9,633	$386	$4,240	$14,259

2010
Product sales	$119,946	$15,736	$29,804	$165,486
Licensing revenues	1,412	-	-	1,412
Net sales	$121,358	$15,736	$29,804	$166,898
Earnings from operations	$9,436	$(726)	$2,908	$11,618

Total assets in the North American wholesale segment were $234.8 million at September 30, 2011 and $189.8 million at December 31, 2010.  The increase was primarily due to the Bogs acquisition on March 2, 2011.  See Note 2.

7.      Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Benefits earned during the period	$321	$301	$963	$886
Interest cost on projected benefit obligation	595	612	1,786	1,836
Expected return on plan assets	(505)	(463)	(1,514)	(1,373)
Net amortization and deferral	326	362	977	1,087
Net pension expense	$737	$812	$2,212	$2,436

8.    Stock-Based Compensation Plans

During the three and nine months ended September 30, 2011, the Company recognized approximately $298,000 and $896,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in the years 2007 through 2010.  During the three and nine months ended September 30, 2010, the Company recognized approximately $282,000 and $852,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in the years 2006 through 2009.

The following table summarizes the stock option activity under the Company’s plans for the nine-month period ended September 30, 2011:

		Weighted	Wtd. Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2010	1,269,426	$20.25
Exercised	(120,463)	$8.79
Forfeited or expired	(28,975)	$26.56
Outstanding at September 30, 2011	1,119,988	$21.35	2.4	$3,242,000
Exercisable at September 30, 2011	717,612	$19.22	1.9	$3,242,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at September 30, 2011 of $22.30 and the exercise price.

The following table summarizes stock option activity for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$300	$127	$1,174	$976
Cash received from stock option exercises	$333	$116	$1,059	$723
Income tax benefit from the exercise of stock options	$117	$50	$457	$381

The following table summarizes the Company’s restricted stock award activity for the nine- month period ended September 30, 2011:

	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2010	35,448	$24.79
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested September 30, 2011	35,448	$24.79	2.0	$790,000

* The aggregate intrinsic value of non-vested restricted stock is the number of shares outstanding valued at the September 30, 2011 market value of $22.30.

9.     Short-Term Borrowings

The Company has a $50.0 million unsecured revolving line of credit.  At September 30, 2011, the Company had $44.0 million of bank borrowings outstanding at an interest rate of approximately 0.99%. Effective July 22, 2011, the interest rate on bank borrowings was changed to LIBOR plus 75 basis points.  The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at September 30, 2011. The facility expires April 30, 2012.

10.     Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Net earnings	$4,549	$3,789	$10,339	$8,852
Foreign currency translation adjustments	(970)	1,300	(595)	204
Pension liability, net of tax	196	221	596	663
Total comprehensive income	$3,775	$5,310	$10,340	$9,719

The components of accumulated other comprehensive loss as recorded on the accompanying balance sheets were as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Foreign currency translation adjustments	$648	$1,243
Pension liability, net of tax	(9,651)	(10,247)
Total accumulated other comprehensive loss	$(9,003)	$(9,004)

11.     Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2011 follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2010	$11,356	$19,548	$150,546	$(9,004)	$4,698

Net earnings	-	-	9,718	-	621
Foreign currency translation
adjustments	-	-	-	(595)	(280)
Pension liability adjustment,
net of tax	-	-	-	596	-
Cash dividends declared	-	-	(5,338)	-	-
Stock options exercised	121	938	-	-	-
Stock-based compensation
expense	-	896	-	-	-
Income tax benefit from
stock-based compensation	-	457	-	-	-
Shares purchased and retired	(536)	-	(11,596)	-	-

Balance, September 30, 2011	$10,941	$21,839	$143,330	$(9,003)	$5,039

During the first nine months of 2011, the Company repurchased 136,123 shares of its common stock at a total cost of $3.1 million through its stock repurchase program and 400,319 shares at a total cost of $9.0 million in a private transaction.  As of September 30, 2011, the Company currently has 1,148,430 shares available under its previously announced stock repurchase program.

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Canada, Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment.

The Company’s retail segment consisted of 30 Company-owned retail stores in the United States and an Internet business as of September 30, 2011.  Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”).  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Recent Acquisitions

Bogs
On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years, which are dependent on Bogs achieving certain performance measures.  In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore, will be paid to the sellers 18 months from the date of acquisition.  At the acquisition date, the Company made a preliminary estimate of the fair value of the two contingent payments of approximately $9.8 million in the aggregate.

Bogs designs and markets boots, shoes and sandals for men, women and children, under the BOGS and Rafters brand names.  Its products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.

Bogs’ sales for its most recent fiscal year were approximately $27 million.  The Company expects the acquisition to be accretive to earnings in 2011, excluding the impact of certain purchase accounting adjustments as well as transaction and integration costs. The majority of the sales of Bogs’ products occur in the third and fourth quarters each year, and the Company’s third quarter operating results were positively impacted by the inclusion of Bogs.

The operating results of Bogs have been consolidated into the Company’s consolidated financial statements since the date of acquisition, within the North American wholesale segment.  Transaction costs of $220,000 have been included within the 2011 wholesale selling and administrative expenses.  See Note 2.

Umi
On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million.  The operating results of Umi have been consolidated into the Company’s North American wholesale segment since the date of acquisition.  Accordingly, the Company’s 2011 results included Umi’s operations from January 1 through September 30, 2011, while 2010 included Umi only for the period April 28 through September 30, 2010.  See Note 2.

Third Quarter Highlights

Consolidated net sales for the third quarter of 2011 were $74.6 million, an increase of 31% from last year’s third quarter net sales of $57.1 million.  North American wholesale segment sales were up $15.2 million, which included Bogs sales of $10.7 million and licensing revenues of $583,000.  Retail sales were up approximately $650,000.  Sales in the Company’s other businesses increased $1.7 million compared with the third quarter of 2010.

Consolidated gross earnings were $28.5 million this quarter compared with $22.2 million for the same period last year.  This was achieved mainly through higher sales volumes across the Company, offset slightly by lower gross earnings as a percent of net sales, which were 38.3% for the third quarter of 2011, as compared to 38.8% last year.  Selling and administrative expenses were 29.3% of sales for the third quarter of 2011 as compared with 30.9% in 2010.  Consolidated earnings from operations for this year’s third quarter were $6.7 million, up from $4.5 million last year.

The Company’s net earnings attributable to Weyco Group, Inc. this quarter were $4.4 million compared with $3.4 million in the same quarter last year.  Diluted earnings per share for the three months ended September 30, 2011 were $.40 per share compared with $.30 per share in last year’s third quarter.

Year to Date Highlights

Consolidated net sales for the first nine months of 2011 were $196.3 million compared with $166.9 million last year.  North American wholesale segment sales increased $22.7 million in the first nine months of this year compared with last year.  The acquisitions of Bogs and Umi contributed to the wholesale sales increase this year.  Bogs contributed $15.6 million of sales and $727,000 of licensing revenues this year and Umi sales were up $2.5 million this year compared to the partial period last year.  Sales in the retail segment grew approximately $1.5 million and sales in the Company’s other businesses increased $5.1 million.

Consolidated gross earnings were $76.0 million this year compared with $64.2 million last year.  This was achieved through higher sales volumes across the Company, as overall gross earnings as a percent of sales were relatively flat.  Selling and administrative expenses as a percent of sales were level with last year, as retail selling and administrative expenses as a percent of sales decreased and wholesale selling and administrative expenses as a percent of sales increased slightly. Consolidated earnings from operations year to date in 2011 were $14.3 million compared with $11.6 million last year.

Consolidated net earnings attributable to Weyco Group, Inc. for the nine months ended September 30, 2011 were $9.7 million compared with $8.5 million in 2010.  Diluted earnings per share to date through September 30, 2011 were $.86 compared with $.74 for the same period in 2010.

Financial Position Highlights

At September 30, 2011, cash and marketable securities totaled $63.8 million and total outstanding debt was $44.0 million.  At December 31, 2010, cash and marketable securities totaled $70.2 million and total outstanding debt was $5.0 million.  During 2011, the Company increased its borrowings under its revolving line of credit to finance the March 2, 2011 acquisition of Bogs, and to fund related capital expenditures and inventory purchases.  See
Note 2.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)			(Dollars in thousands)
Net Sales
North American Wholesale	$56,558	$41,412	37%	$144,096	$121,358	19%
North American Retail	5,812	5,161	13%	17,256	15,736	10%
Other	12,231	10,563	16%	34,945	29,804	17%
Total	$74,601	$57,136	31%	$196,297	$166,898	18%

Earnings from Operations
North American Wholesale	$4,971	$3,295	51%	$9,633	$9,436	2%
North American Retail	245	(378)	165%	386	(726)	153%
Other	1,501	1,574	-5%	4,240	2,908	46%
Total	$6,717	$4,491	50%	$14,259	$11,618	23%

North American Wholesale Segment

Net Sales

Sales in the Company’s wholesale segment for the three and nine months ended September 30, 2011 and 2010 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$14,294	$13,447	6%	$41,698	$40,050	4%
Nunn Bush	16,594	15,830	5%	46,771	46,144	1%
Florsheim	11,938	10,819	10%	34,324	32,776	5%
Bogs	10,686	-	n/a	15,571	-	n/a
Umi	1,954	954	105%	3,486	976	257%
Total North American Wholesale	$55,466	$41,050	35%	$141,850	$119,946	18%
Licensing	1,092	362	202%	2,246	1,412	59%
Total North American Wholesale Segment	$56,558	$41,412	37%	$144,096	$121,358	19%

The increases in Stacy Adams’ third quarter and year to date net sales were driven by increased sales to national shoe chains and Internet retailers.  Nunn Bush sales increased for the quarter due to increased sales to national shoe chains.  Florsheim sales increased due to increases across several trade channels. Net sales of Bogs in the current year represent sales from the acquisition date of March 2 through September 30, 2011.  Sales of Umi in 2010 represent sales from the acquisition date of April 28 through September 30, 2010.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico, Canada, and certain overseas markets.  The increase this year was mainly due to the addition of Bogs, whose licensing revenues are primarily derived from licensing partnerships in Canada and overseas markets.  Bogs’ licensing revenues were $583,000 for the third quarter and $726,000 year to date in 2011.

Earnings from Operations

North American wholesale segment earnings from operations in the third quarter were up $1.7 million compared with last year’s third quarter. The increase for the quarter resulted from the sales growth across all brands and the inclusion of Bogs’ third quarter operations.    For the nine months ended September 30, North American wholesale segment earnings from operations were up approximately $197,000 from last year.  The year to date earnings from operations included Bogs’ operating losses from its off-season months, from the March 2 acquisition date through the end of the second quarter.   In addition, the Company incurred $220,000 of transaction costs related to the acquisition as well as transition costs associated with moving Bogs’ operations from Eugene, Oregon, and integrating them into its Glendale, Wisconsin facility.  The majority of those expenses were incurred by the end of the second quarter 2011.

Wholesale gross earnings were 30.3% of net sales in the third quarter of 2011 compared with 30.9% in last year’s third quarter.  For the nine months ended September 30, wholesale gross earnings were 30.2% of net sales in 2011 compared with 30.7% in 2010.  The Company’s products are manufactured mainly in China and India, and there continues to be pricing pressure out of those countries based on increased labor and material costs.  Product costs out of China have also been increasing due to the strengthening of the renminbi relative to the U.S. dollar.  When possible, the Company has raised prices to maintain margins, but management believes it will continue to incur increasing costs in the near to medium term.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  Distribution costs for the three-month periods ended September 30, 2011 and 2010 were $2.2 million and $2.0 million, respectively.  For the nine months ended September 30, 2011 and 2010, distribution costs were $6.3 million and $5.9 million, respectively.  These costs were included in selling and administrative expenses.  The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation.  As a percent of net sales, wholesale selling and administrative expenses this quarter were 23.3% compared with 23.8% in the same quarter last year.  For the nine months ended September 30, wholesale selling and administrative expenses were 25.0% of net sales in 2011 and 24.0% of net sales in 2010.    The year to date increase was due to the inclusion of Bogs expenses and slightly increased costs across several other categories.  The first nine months of this year also included $220,000 of Bogs transaction costs, other Bogs transition costs, and the full nine months of Umi expenses, as compared to Umi expenses from April 28, 2010 through September 30, 2010.

North American Retail Segment

Net Sales

Third quarter net sales in the Company’s North American retail segment were up 13% compared with last year and up 10% for the nine months ended September 30, 2011 compared with the same period last year.  There were six fewer stores at September 30, 2011 compared with September 30, 2010.  One retail store closed during the third quarter of 2011.  Same store sales were up 22% for the third quarter and up 17% year to date.  The sales increases were primarily the result of higher volume in the majority of the Company’s retail locations and its Internet business.  The Company continues to evaluate its stores and the retail landscape on an on-going basis, and plans to continue to close unprofitable retail locations when their lease terms expire.

Earnings from Operations

For the third quarter, retail earnings from operations improved $623,000 compared to last year.   For the nine months ended September 30, retail earnings from operations improved $1.1 million this year compared to last year.  The improvements for the quarter and year to date both resulted from increased sales and slightly lower selling and administrative expenses.

Third quarter gross earnings as a percent of net sales were 63.7% this year compared to 64.3% last year.  For the nine months ended September 30, gross earnings as a percent of net sales were 63.8% for 2011 compared to 64.5% last year.

Selling and administrative expenses as a percent of sales decreased this year to 59.5% in the current quarter compared with 71.7% in last year’s third quarter.  To date in 2011, selling and administrative expenses were 61.6% of net sales compared with 69.1% of net sales in 2010.  Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation.  The decreases this year in selling and administrative expenses as a percent of sales resulted from the higher sales volumes and the fixed nature of the majority of the retail segment’s selling and administrative costs, principally rent and occupancy costs.

Other

The Company’s other net sales were up 16% for the quarter and 17% for the first nine months of the year compared to last year.  The majority of the Company’s other net sales are generated by Florsheim Australia.  For the quarter and nine months ended September 30, 2011, Florsheim Australia’s net sales were up 18% and 21%, respectively, this year compared to last year.  In local currency, net sales were flat for the quarter and up 4% for the nine months ended September 30, 2011. The additional increase in U.S. dollars for both periods was caused by the weaker U.S. dollar relative to the Australian dollar this year.

Collectively, other earnings from operations decreased $73,000 for the third quarter and increased $1.3 million for the nine month period ended September 30, 2011, compared with the prior year.  The year to date increase was primarily due to higher sales and gross earnings as a percent of sales at Florsheim Australia.

Other income and expense and taxes

Interest expense increased to $124,000 in the third quarter of 2011 from $7,000 in 2010, and to $351,000 in the first nine months of 2011, up from $95,000 in 2010, due to the additional short-term borrowings this year associated with the acquisition of Bogs.  See Note 2.  Other income and expense for the third quarter of 2011 was a net expense of $62,000 as compared to net income of $539,000 for the same period last year.  For the nine months ended September 30, 2011, other income and expense was net income of $46,000 compared to a net income of $321,000 last year. Despite $346,000 of third quarter 2011 gains on the sale of marketable securities, income decreased for both the quarter and year to date, primarily as a result of foreign currency transaction gains and losses. For the quarter, there were net foreign currency transaction losses of $424,000 compared with gains of $547,000 in the third quarter of 2010.  Year to date, there were foreign currency transaction losses of $303,000 this year compared with gains of $334,000 last year.  The majority of these foreign currency transactions relate to gains and losses on intercompany loans denominated in U.S. dollars between the Company’s U.S. business and Florsheim Australia.

The Company’s effective tax rate for the quarter ended September 30, 2011 was 35.7%, as compared with 32.6% for the same period of 2010.  The higher effective tax rate for the quarter this year was due to a lower percentage of municipal bond income relative to pretax earnings in the third quarter of 2011. For the nine months ended September 30, 2011, the effective tax rate was 34.0% as compared with 34.7% for the same period of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash, short-term marketable securities and its revolving line of credit.  During the first nine months of 2011, the Company generated $5.4 million in cash from operating activities compared with $1.9 million of cash used last year.  This year the Company used cash of approximately $30.8 million for its acquisition of Bogs including $3.8 million to repay the debt assumed in the transaction.  The Company borrowed $39 million under its revolving line of credit to fund the Bogs acquisition and to fund related capital expenditures and inventory purchases.  Capital expenditures were $4.0 million in the first nine months of 2011 compared with $1.0 million last year.  The Company expects annual capital expenditures to be between $4.0 million and $5.0 million for 2011.

The Company paid cash dividends of $5.4 million and $5.2 million during the nine months ended September 30, 2011 and 2010, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  To date in 2011, the Company repurchased 136,123 shares at a total cost of $3.1 million through its stock repurchase program and 400,319 shares at a total cost of $9.0 million in a private transaction.  As of September 30, 2011, the Company had 1,148,430 shares available under its previously announced stock repurchase program.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

At September 30, 2011, the Company had a $50.0 million unsecured revolving line of credit.  At the end of the third quarter, the Company had $44.0 million of bank borrowings outstanding at an interest rate of approximately 0.99%. Effective July 22, 2011, the interest rate on bank borrowings was changed to LIBOR plus 75 basis points.  The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth.  The Company was in compliance with the covenant at September 30, 2011. The facility expires April 30, 2012.

As part of the Bogs acquisition, the Company has recorded its preliminary fair value estimate of the contingent payments of $9.8 million within other long-term liabilities on the Consolidated Condensed Balance Sheets at September 30, 2011.  The initial fair value estimate of the contingent payments was based on a probability-weighted model, and is subject to change.  Any changes within the 12 months following the acquisition date that relate to factors that existed at the acquisition date will be reflected within the final valuation of the purchase price.  Any changes thereafter will be recognized in earnings.  A change in the fair value of the contingent payments could have a material effect on the Company’s earnings and financial position.

The Company will continue to evaluate the best uses for its available liquidity, including continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business for at least one year.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
7/1/11 - 7/31/11	-	$-	-	1,233,965

8/1/11 - 8/31/11	36,424	$22.79	36,424	1,197,541

9/1/11 - 9/30/11	49,111	$22.33	49,111	1,148,430

Total	85,535	$22.53	85,535

Item 6.  Exhibits

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

November 4, 2011	/s/ John F. Wittkowske
Date	John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED  September 30, 2011

		Incorporated Herein	Included
Exhibit	Description	By Reference	Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief
	Executive Officer and Chief Financial Officer		X

101	The following materials from Weyco Group, Inc.’s
Quarterly Report on Form 10-Q for the quarter
ended September 30, 2011, formatted in XBRL
(eXtensible Business Reporting Language):
(i) the Consolidated Condensed Balance Sheets,
(ii) the Consolidated Condensed Statements of Earnings,
(iii) the Consolidated Condensed Statements of Cash Flows, and
	(iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X