Form 10-K
period 2011-12-31
WEYCO GROUP INC
filed 2012-03-13
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2011 was $165,665,000. This was based on the closing price of $24.60 per share as reported by NASDAQ on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 2, 2012, there were 10,930,366 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 2, 2012, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K
Year Ended December 31, 2011

i

[This page intentionally left blank.]

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors.”

PART 1

ITEM 1 BUSINESS

The Company is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business, the distribution of quality and innovative footwear. The Company designs and markets footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” The Company also has other brands, including “Brass Boot” and “Nunn Bush NXXT,” which are included within Nunn Bush sales figures, “SAO by Stacy Adams,” which is included within Stacy Adams sales figures, and “Florsheim by Duckie Brown” which is included within Florsheim sales figures. Trademarks maintained by the Company on these brands are important to the business. The Company’s products consist of mid-priced leather dress shoes and casual footwear of man-made materials or leather. In addition, the Company added outdoor boots, shoes and sandals in 2011 with the acquisition of the BOGS and Rafters brands. The Company’s footwear is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the general American population.

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company, the owner of the BOGS and Rafters brands. Hereinafter in this document, The Combs Company will be referred to as “Bogs” and the individual BOGS brand will be referred to as “BOGS.” Bogs designs and markets boots, shoes, and sandals for men, women and children under the BOGS and Rafters brand names. Those products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets. Management believes these brands have and will continue to fit well into the Company’s strategy to diversify its product mix and enhance its share of the casual footwear market. See Note 3 in the Notes to Consolidated Financial Statements for more information regarding the acquisition.

The Company purchases finished shoes from outside suppliers, primarily located in China and India. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. Historically, there have been few inflationary pressures in the shoe industry and leather and other component prices have been stable. However, since 2007 there have been upward cost pressures from the Company’s suppliers, related to a variety of factors, including higher labor, materials and freight costs and changes in the strength of the U.S. dollar. The Company has increased its selling prices where possible to offset the effect of these increases.

The Company’s business is separated into two reportable segments — the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and its wholesale and retail businesses in Europe.

In 2011, 2010 and 2009, sales of the North American wholesale segment, which include both wholesale sales and licensing revenues, constituted approximately 74%, 72% and 75% of total sales, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2011, there was no single customer with sales above 10% of the Company’s total sales. In 2010 and 2009, sales to the Company’s largest customer, JCPenney, were 12% and 13%, respectively, of total sales. The Company employs traveling salespeople who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With BOGS, there is some seasonality in its business due to the nature of the product; the majority of BOGS’ sales occur in the third and fourth quarters. In accordance with industry practices, the Company is required to carry significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. As of December 31, 2011, the Company had licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States. Licensing revenues were approximately 1% of total sales in each of the years 2011, 2010 and 2009.

The North American retail segment constituted approximately 9% of total sales in 2011 and 10% of total sales in each of the years 2010 and 2009. As of December 31, 2011, the retail segment consisted of 30 company-operated stores in the United States and an Internet business. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with a more complete selection.

Sales of the Company’s other businesses represented 17%, 18% and 15% of total sales in 2011, 2010, and 2009, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2011, the Company had a backlog of $40 million of confirmed orders compared with $28 million as of December 31, 2010. This does not include unconfirmed blanket orders from customers, which account for the majority of the Company’s orders, particularly from its larger accounts. All orders are expected to be filled within one year.

As of December 31, 2011, the Company employed 621 persons, of whom 16 were members of collective bargaining units. Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports upon written or telephone request. Investors can also access these reports through the Company’s website, www.weycogroup.com, as soon as reasonably practical after the Company files or furnishes those reports to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not a part of this filing. Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Ethics.

ITEM 1A RISK FACTORS

There are various factors that affect the Company’s business, many of which are beyond the Company’s control. The following is a description of some of the significant factors that might materially and adversely affect the Company’s business, results of operations and financial condition.

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

U.S. and global financial markets recently have been, and continue to be, unstable and unpredictable, which has generally resulted in a tightening in the credit markets with heightened lending standards and terms. This volatility and instability in the credit markets poses various risks to the Company, including, among others, negatively impacting retailer and consumer confidence, limiting the Company’s customers’ access to credit markets and interfering with the normal commercial relationships between the Company and its customers. Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

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

The footwear market is extremely competitive. The Company competes with manufacturers, distributors and retailers of men’s, women’s and children’s shoes, certain of which are larger and have substantially greater resources than the Company has. The Company competes with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the shoe industry. The Company’s ability to maintain its competitive edge depends upon these factors, as well as its ability to deliver new products at the best value for the consumer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail. If the Company does not remain competitive, the Company’s future results of operations and financial condition could decline.

The Company is dependent on information and communication systems to support its business and Internet sales. Significant interruptions could disrupt its business.

The Company accepts and fills the majority of its larger customers’ orders through the use of Electronic Data Interchange (EDI). It relies on its warehouse management system to efficiently process orders. The corporate office relies on computer systems to efficiently process and record transactions. Significant interruptions in its information and communication systems from power loss, telecommunications failure or computer system failure could significantly disrupt the Company’s business and operations. In addition, the Company sells footwear on its websites, and failures of the Company’s or other retailers’ websites could adversely affect the Company’s sales and results.

The Company may not be able to successfully integrate new brands and businesses.

The Company has recently completed a number of acquisitions and intends to continue to look for new acquisition opportunities. Those search efforts could be unsuccessful and costs could be incurred in those failed efforts. Further, if and when an acquisition occurs, the Company cannot guarantee that it will be able to successfully integrate the brand into its current operations, or that any acquired brand would achieve results in line with the Company’s historical performance or its specific expectations for the brand.

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

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns over 35% of the stock and two other institutional shareholders hold significant blocks. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock. Consequently, the Company has a relatively small float and low average daily trading volume. Future sales of substantial amounts of the Company’s common stock in the public market by those larger shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

The Company’s total assets include goodwill and other indefinite-lived intangible assets. If management determines these have become impaired in the future, net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in a business combination. Indefinite-lived intangible assets are comprised of certain trademarks on the Company’s principal shoe brands. The Company’s goodwill and trademarks were approximately $46 million as of December 31, 2011, or approximately 17% of total assets.

The Company analyzes goodwill for impairment on an annual basis or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. Impairment may result from, among other things, deterioration in the Company’s performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by the Company, and a variety of other factors. The amount of any quantified impairment must be expensed as a charge to results of operations in the period in which the asset becomes impaired. The Company did not record any charges for impairment of goodwill or trademarks in 2011, 2010, or 2009. Depending on future circumstances, it is possible the Company may never realize the full value of its intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets could have an adverse effect on the Company’s financial condition and results of operations.

If the Company is unable to maintain effective internal control over its financial reporting, investors could lose confidence in the reliability of its financial statements, which could result in a reduction in the value of its common stock.

Under Section 404 of the Sarbanes-Oxley Act, public companies must include a report of management on the company’s internal control over financial reporting in their annual reports; that report must contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. In addition, the independent registered public accounting firm that audits a company’s financial statements must attest to and report on the effectiveness of the company’s internal control over financial reporting.

If the Company is unable to maintain effective internal control over financial reporting, including in connection with changes in accounting rules and standards that apply to it, this could lead to a failure to meet its reporting obligations to the SEC. Such a failure in turn could result in an adverse reaction to the Company in the marketplace or a loss in value of the Company’s common stock, due to a loss of confidence in the reliability of the Company’s financial statements.

Natural disasters and other events outside of the Company’s control, and the ineffective management of such events, may harm the Company’s business.

The Company’s facilities and operations, as well as those of the Company’s suppliers and customers, may be impacted by natural disasters. In the event of such disasters, and if the Company or its suppliers or customers are not adequately insured, the Company’s business could be harmed due to the event itself or due to its inability to effectively manage the effects of the particular event; potential harms include the loss of business continuity, the loss of inventory or business data and damage to infrastructure, warehouses or distribution centers.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2011:

Location	Character	Owned/ Leased		Square Footage	% Utilized
Glendale, Wisconsin(4)	Two story office and distribution center	Owned		780,000	90%
Glendale, Wisconsin(4)	One story distribution center	Owned	(1)	80,150	0	%(3)
Portland, Oregon(4)	One story office	Leased	(2)	4,100	100%
Montreal, Canada(4)	Multistory office and distribution center	Leased	(2)	42,400	100%
Florence, Italy(5)	One story office and distribution center	Leased	(2)	19,400	100%
Fairfield Victoria, Australia(5)	Office and distribution center	Leased	(2)	28,500	100%
Strydom Park, South Africa(5)	Distribution center — Apparel	Leased	(2)	3,700	100%
Strydom Park, South Africa(5)	Distribution center — Footwear	Leased	(2)	3,700	100%
Hong Kong, China(5)	Office and distribution center	Leased	(2)	13,000	100%
Shenzhen, China(5)	Distribution center	Leased	(2)	3,600	100%

(1)	This property was purchased on December 22, 2011 and is adjacent to the Company’s office and distribution center located in Glendale, Wisconsin. The Company has plans to connect these two buildings in 2012.
(2)	Not material leases.
(3)	As of the filing date, approximately 30% of this property was being utilized by the Company.
(4)	These properties are used principally by the Company’s North American wholesale segment.
(5)	These properties are used principally by the Company’s other businesses which are not reportable segments.

In addition to the above-described office and distribution facilities, the Company operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 14 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3 LEGAL PROCEEDINGS

None

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the executive officers of the Company as of March 1, 2012.

Officer	Age	Office(s)	Served Since	Business Experience
Thomas W. Florsheim, Jr.(1)	54	Chairman and Chief Executive Officer	1996	Chairman and Chief Executive Officer of the Company — 2002 to present; President and Chief Executive Officer of the Company — 1999 to 2002; President and Chief Operating Officer of the Company — 1996 to 1999; Vice President of the Company — 1988 to 1996
John W. Florsheim(1)	48	President, Chief Operating Officer and Assistant Secretary	1996	President, Chief Operating Officer and Assistant Secretary of the Company — 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company — 1999 to 2002; Executive Vice President of the Company — 1996 to 1999; Vice President of the Company 1994 to 1996
John F. Wittkowske	52	Senior Vice President, Chief Financial Officer and Secretary	1993	Senior Vice President, Chief Financial Officer and Secretary of the Company — 2002 to present; Vice President, Chief Financial Officer and Secretary of the Company — 1995 to 2002; Secretary/Treasurer of the Company 1993 — 1995

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WEYS.”

COMMON STOCK DATA

	2011			2010
	Stock Prices		Cash Dividends Declared	Stock Prices		Cash Dividends Declared
Quarter:	High	Low		High	Low
First	$25.68	$22.63	$0.16	$24.89	$20.82	$0.15
Second	$25.00	$22.25	$0.16	$25.71	$22.29	$0.16
Third	$25.89	$20.82	$0.16	$25.51	$22.40	$0.16
Fourth	$25.08	$20.97	$0.16	$26.80	$22.64	$0.16
			$0.64			$0.63

There were 168 holders of record of the Company’s common stock as of March 2, 2012.

The stock prices shown above are the high and low actual trades on the NASDAQ for the calendar periods indicated.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2011 with the cumulative return on the NASDAQ Non-Financial Stock Index and the Russell 3000-RGS Textiles Apparel & Shoe Index. The comparison assumes $100 was invested on December 31, 2006 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2006	2007	2008	2009	2010	2011
Weyco Group, Inc.	100	112	137	103	113	115
NASDAQ Non-Financial Stock Index	100	113	67	101	119	119
Russell 3000 – RGS Textiles Apparel & Shoe Index	100	77	49	78	106	126

In April 1998, the Company first authorized a stock repurchase program to purchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000, May 2001 and February 2009, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of a total of 4,000,000 additional shares. Therefore, 5,500,000 shares have been authorized for repurchase through December 31, 2011. The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/01/11 – 10/31/11	17,238	$22.25	17,238	1,121,925
11/01/11 – 11/30/11	12,936	$22.63	12,936	1,108,989
12/01/11 – 12/31/11	42	$23.03	42	1,108,947
Total	30,216	$22.42	30,216

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information for the years ended December 31, 2007 through December 31, 2011.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2011	2010	2009	2008	2007
Net Sales	$271,100	$229,231	$225,305	$221,432	$232,616
Net earnings attributable to Weyco Group, Inc.	$15,251	$13,668	$12,821	$17,025	$22,901
Diluted earnings per share	$1.37	$1.19	$1.11	$1.45	$1.91
Weighted average diluted shares outstanding	11,159	11,493	11,510	11,757	12,013
Cash dividends per share	$0.64	$0.63	$0.59	$0.53	$0.42
Total assets	$273,508	$223,435	$207,153	$190,640	$190,152
Bank borrowings	$37,000	$5,000	$—	$1,250	$550

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. As of December 31, 2011, the Company also had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Canada, Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 30 Company-owned retail stores in the United States and an Internet business as of December 31, 2011. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2011. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales in 2011 were $271 million, up 18% compared with $229 million in 2010. Earnings from operations were $23.2 million in 2011, up 24% compared with $18.8 million in 2010. Net earnings attributable to Weyco Group, Inc. in 2011 were $15.3 million, up 12% compared with $13.7 million in 2010. Diluted earnings were $1.37 per share for 2011 and $1.19 per share in 2010.

Wholesale net sales were up $33 million in 2011, primarily due to the acquisition of Bogs which contributed net sales of $28 million and licensing revenues of $1.2 million in 2011. Despite the increased sales volume, wholesale operating earnings were flat compared with 2010. This was the result of slightly lower gross margins due to continuing cost pressures from the Company’s third-party overseas factories, as well as nonrecurring acquisition and transition costs and other increased selling and administrative costs this year. Retail sales were up approximately $2.2 million in 2011, and retail operating earnings increased $1.9 million, due primarily to an improvement in same store performance and the closing of five underperforming stores in 2011. Net sales and operating earnings of the Company’s other businesses were up $6.6 million and $2.5 million, respectively, in 2011 compared with 2010, mainly due to increased retail sales volumes and gross margins at Florsheim Australia.

Financial Position Highlights

At December 31, 2011, the Company’s cash and marketable securities totaled $62 million and there were $37 million of borrowings under its revolving line of credit. At December 31, 2010, the Company’s cash and marketable securities totaled $70 million and there were $5 million of borrowings under its revolving line of credit. During 2011, the Company used cash primarily to fund the Bogs acquisition and related capital expenditures and inventory purchases.

Recent Acquisitions

Bogs

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years, which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore will be paid to the sellers 18 months from the date of acquisition. At the acquisition date, the Company made an estimate of the fair value of the two contingent payments of approximately $9.8 million in aggregate. At December 31, 2011, the Company remeasured its estimate of the fair value of the contingent payments to $9.7 million. The change in fair value was recognized in earnings.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. The Company incurred transaction costs of approximately $220,000 in 2011. These costs are included in wholesale selling and administrative expenses. See Note 3 in the Notes to Consolidated Financial Statements.

Umi

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million. The operating results of Umi have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2011 results included Umi’s operations from January 1 through December 31, 2011, while 2010 only included Umi’s operations for the period April 28 through December 31, 2010. See Note 3 in the Notes to Consolidated Financial Statements.

Florsheim Australia

In January 2009, the Company acquired a majority interest in a new subsidiary, Florsheim Australia Pty Ltd (“Florsheim Australia”) which subsequently purchased the Florsheim wholesale and retail businesses in Australia, South Africa, and Asia Pacific. The vast majority of this business is conducted under the Florsheim name, with a small amount of business under the Stacy Adams and Nunn Bush brand names. See Note 3 in the Notes to Consolidated Financial Statements.

2011 vs. 2010

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the years ended December 31, 2011 and 2010 were as follows:

	Years ended December 31,
	2011	2010	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$199,087	$166,021	20%
North American Retail	24,740	22,497	10%
Other	47,273	40,713	16%
Total	$271,100	$229,231	18%
Earnings from Operations
North American Wholesale	$15,673	$15,742	0%
North American Retail	1,554	(400)	488%
Other	5,970	3,439	74%
Total	$23,197	$18,781	24%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2011 and 2010 were as follows:

	North American Wholesale Segment Net Sales
	Years ended December 31,
	2011	2010	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$53,904	$53,392	1%
Nunn Bush	63,619	63,401	0%
Florsheim	46,344	45,883	1%
BOGS/Rafters	27,959	—	n/a
Umi	3,812	1,167	227%
Total North American Wholesale	$195,638	$163,843	19%
Licensing	3,449	2,178	58%
Total North American Wholesale Segment	$199,087	$166,021	20%

Net sales of Stacy Adams and Florsheim grew 1% this year due to slightly higher sales volumes across several trade channels. Nunn Bush net sales were flat in 2011. Net sales for the BOGS/Rafters brands were $28 million for the year, following the acquisition of Bogs on March 2, 2011 (see Note 3 of the Notes to Consolidated Financial Statements). Umi was acquired on April 28, 2010. Accordingly, the Company’s 2011 results included Umi’s operations from January 1 through December 31, 2011, while 2010 only included Umi’s operations for the period April 28 through December 31, 2010.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Canada, Mexico and certain overseas markets. In 2011, the Company’s licensing revenues increased 58%, primarily due to the addition of Bogs, which contributed $1.2 million in new licensing revenues during the period. On June 1, 2012, the Company will be taking over the distribution of Bogs in Canada from its third-party licensee. The Company believes the additional business could add $6 million to $8 million in sales in 2012 and $8 million to $10 million in sales in 2013.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $15.7 million in each of the years 2011 and 2010. Higher net sales for the year were offset by slightly lower gross margins and increased selling and administrative costs, which included nonrecurring acquisition and transition costs related to the Bogs acquisition as well as other increased operating costs.

Wholesale gross earnings as a percent of net sales were 31% in 2011 compared with 32% in 2010. The decrease was due to increased pricing from the Company’s third-party overseas factories resulting primarily from higher labor and material costs.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company’s distribution costs were $8.6 million and $7.9 million in the years ended December 31, 2011 and 2010, respectively. These costs were included in selling and administrative expenses. Therefore, the Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were up approximately $9.4 million in 2011 compared with 2010. As a percent of wholesale net sales, wholesale selling and administrative expenses were 24% in 2011 compared with 23% in 2010.

North American Retail Segment

Net Sales

In the North American retail segment, net sales in 2011 were $24.7 million, up 10% from $22.5 million in 2010. There were five fewer stores in 2011 compared with 2010. Same store sales, which include the Company’s retail store sales and the Company’s Internet sales, were up 18%. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Earnings from Operations

Earnings from operations in the North American retail segment increased $1.9 million in 2011 compared to 2010. The increase was primarily due to higher sales volumes in the Company’s Internet business and across the majority of the retail locations and improvement in same store performance as well as the closing of five underperforming stores during 2011. Gross earnings as a percent of net sales in the retail segment were flat at 64% in 2011 and 2010. Retail selling and administrative expenses were down approximately $497,000 in 2011 compared with 2010. As a percent of net retail sales, retail selling and administrative expenses were 58% in 2011 compared with 66% in 2010.

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification (ASC) 360, Property Plant and Equipment (“ASC 360”). See Note 2 in the Notes to Consolidated Financial Statements for further information. In 2011, 2010 and 2009, impairment charges of $165,000, $310,000 and $1.1 million, respectively, were recognized within selling and administrative expenses to write down the fixed assets of certain retail locations that were deemed unprofitable. These locations are slated to close when their respective lease terms expire. In 2011, five retail locations closed and in 2010, one location closed. In general, earnings from operations for the retail segment have improved as fixed assets have been written down and underperforming stores have closed. To date in 2012, three additional retail locations have closed and the Company expects to close three more locations before the end of the year.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2011, net sales of the Company’s other operations were $47 million, compared with $41 million in 2010. The majority of the increase was at Florsheim Australia, whose net sales increased $6.5 million, or 20%. In local currency, Florsheim Australia’s sales increased 7%, and the weaker U.S. dollar in 2011 relative to the Australian dollar caused the rest of the sales increase. Earnings from operations in the Company’s other businesses in 2011 were up $2.5 million, due mainly to Florsheim Australia’s increased retail sales and gross earnings as a percent of sales. The improvement in gross earnings is due to the strengthening of the Australian dollar relative to the U.S. dollar, as Florsheim Australia’s purchases of inventory are denominated in U.S. dollars.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is from its investments in marketable securities. Interest income for 2011 was down approximately $70,000 compared with 2010, primarily due to a lower average investment balance this year compared with last year.

Interest expense was $611,000 in 2011 compared with $120,000 in 2010. The increase is due to additional debt outstanding during 2011 following the Bogs acquisition.

The effective tax rate for 2011 was 34.3% compared with 33.7% in 2010. The increase in 2011 was primarily due to higher effective rates at certain of the Company’s foreign businesses.

2010 vs. 2009

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the years ended December 31, 2010 and 2009 were as follows:

	Years ended December 31,
	2010	2009	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$166,021	$168,673	-2%
North American Retail	22,497	22,033	2%
Other	40,713	34,599	18%
Total	$229,231	$225,305	2%
Earnings from Operations
North American Wholesale	$15,742	$16,578	-5%
North American Retail	(400)	(1,508)	73%
Other	3,439	1,710	101%
Total	$18,781	$16,780	12%

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

Net sales at Stacy Adams grew 9% in 2010 compared to 2009 due to stronger business within several trade channels. Nunn Bush and Florsheim net sales were down in 2010 due to lower volumes across several trade channels. The Florsheim business continued to be challenged because it is at the higher end of the pricing matrix for midtier department stores and shoe chains, and consumers have continued to trade away from higher priced brands. Umi was acquired in April 2010 (see Note 3 of the Notes to Consolidated Financial Statements). Sales of Umi in 2010 did not begin until the third quarter with shipments of autumn/winter product.

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

Earnings from Operations

Earnings from operations in the North American wholesale segment were $15.7 million in 2010, compared with $16.6 million in 2009. Higher gross earnings as a percent of sales in 2010 were offset by higher selling and administrative expenses and lower licensing revenues compared with 2009.

Wholesale gross earnings as a percent of net sales were 32% in 2010 compared with 31% in 2009. The increase was primarily due to higher selling prices on select products.

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

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were up approximately $1.5 million in 2010 compared with 2009. As a percent of net wholesale sales, wholesale selling and administrative expenses were 23% in 2010 compared with 22% in 2009. The dollar and percentage increases were primarily due to higher advertising and employee costs, which included additional costs in 2010 associated with Umi. These increased costs were partially offset by lower bad debt expense in 2010.

North American Retail Segment

Net Sales

In the North American retail segment, net sales in 2010 were $22.5 million, up 2% from $22.0 million in 2009. There was one fewer store in 2010 compared with 2009. Same store sales, which include the Company’s Internet sales, were up 4%. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Earnings from Operations

Earnings from operations in the North American retail segment increased $1.1 million in 2010. The increase was primarily due to lower selling and administrative expenses in 2010. Gross earnings as a percent of net sales in the retail segment were 64% in 2010 compared with 64% in 2009.

Retail selling and administrative expenses were down approximately $750,000 in 2010 compared with 2009. As a percent of net retail sales, retail selling and administrative expenses were 66% in 2010 compared with 71% in 2009. These decreases mostly reflect lower impairment charges and lower depreciation expense in 2010 compared with 2009. In 2010 and 2009, selling and administrative expenses included a charge of $310,000 and $1.1 million, respectively, to recognize the impairment of certain North American retail segment fixed assets (see Note 2 of the Notes to Consolidated Financial Statements).

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

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is from its investments in marketable securities. Interest income for 2010 was up $440,000 compared with 2009, principally due to a higher average investment balance in 2010 compared with 2009.

Other income and expense, net for 2010 was $345,000 of income compared with $1.4 million of income in 2009. Included in the Company’s other income and expense in 2010 and 2009 were foreign currency transaction gains on intercompany loans denominated in U.S. dollars between the Company’s U.S. business and Florsheim Australia. In 2010, there were foreign currency transaction gains of $370,000 compared with $1.3 million of gains in 2009.

The effective tax rate for 2010 was 33.7% compared with 34.7% in 2009. The decrease in 2010 was primarily due to lower effective rates at certain of the Company’s foreign businesses.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash and short-term marketable securities, which aggregated $15.1 million at December 31, 2011 and $12.1 million at December 31, 2010, and its revolving line of credit. In 2011, the Company generated $17.1 million in cash from operating activities, compared with $98,000 and $37.9 million in 2010 and 2009, respectively. Fluctuations in net cash from operating activities have resulted mainly from changes in net earnings and operating assets and liabilities, and most significantly the year-end inventory and accounts receivable balances. The Company’s inventory levels at December 31, 2011 were higher in comparison with December 31, 2010 primarily due to the addition of Bogs inventory. Year-end inventory balances fluctuate as the Company carefully manages its inventory levels as inventory requirements and projections change.

In 2011, the Company used cash of approximately $30.8 million for its acquisition of Bogs including $3.8 million to repay the debt assumed in the transaction. The Company borrowed a net of $32 million during 2011 under its revolving line of credit to fund the Bogs acquisition and related capital expenditures and inventory purchases. In 2010, the Company used cash of approximately $2.6 million for its acquisition of Umi. In 2009, the Company used $9.3 million for its acquisition of Florsheim Australia.

The Company’s capital expenditures were $8.2 million, $1.5 million and $1.3 million in 2011, 2010 and 2009, respectively. Capital expenditures in 2011 included the purchase of a one story distribution center for $3.8 million. This property is adjacent to the Company’s office and distribution center located in Glendale, Wisconsin. The Company plans to connect these two properties and expand operations into the extended space during 2012. Capital expenditures in 2012 are expected to be $6 million to $8 million, and include estimated construction costs related to connecting the two buildings.

The Company’s Board of Directors has continued to increase dividends per share each year, and the Company paid cash dividends of $7.2 million, $7.0 million and $6.6 million in 2011, 2010 and 2009, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2011, the Company repurchased 175,606 shares for a total cost of $4.0 million through its share repurchase program and 400,319 shares for a total cost of $9.0 million in a private transaction. In 2010, the Company repurchased 101,192 shares for a total cost of $2.3 million. In 2009, the Company repurchased 117,837 shares for a total cost of $2.6 million. At December 31, 2011, the total shares available to purchase under the program was approximately 1.1 million shares.

At December 31, 2011, the Company had a $50 million unsecured revolving line of credit with a bank expiring April 30, 2012. The line of credit allows for up to $50 million in borrowings at a rate of LIBOR plus a specified margin (“LIBOR loans”). Alternatively, the Company could issue up to $25 million in non-rated commercial paper (“commercial paper”) at market interest rates with any additional borrowings under LIBOR loans. Effective July 22, 2011, the line of credit was amended to reduce the interest rate on LIBOR loans from LIBOR plus 175 basis points to LIBOR plus 75 basis points. At December 31, 2011, outstanding borrowings were $37 million in LIBOR loans at an interest rate of 1.0%. At December 31, 2010, outstanding borrowings were $5 million of commercial paper at an average interest rate of 1.4%. The Company’s line of credit includes a financial covenant that specifies a minimum level of net worth. As of December 31, 2011, the Company was in compliance with the covenant.

As part of the Bogs acquisition, the Company recorded its fair value estimate of the contingent payments of $9.8 million within other long-term liabilities on the Consolidated Balance Sheets. This fair value estimate was based on a probability-weighted model. The Company remeasured its estimate of the fair value of the contingent payments to $9.7 million as of December 31, 2011. The change in fair value was recognized in earnings. For additional information, see Note 11 in the Notes to Consolidated Financial Statements.

The Company will continue to evaluate the best uses for its available liquidity, including continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2012.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments

The Company’s significant contractual obligations are its supplemental pension plan, its operating leases, and the contingent payments that may result from the Bogs acquisition, as described above. These obligations are discussed further in the Notes to Consolidated Financial Statements. The Company also has significant obligations to purchase inventory. The pension obligations and contingent consideration were recorded on the Company’s Consolidated Balance Sheets. Future obligations under operating leases are disclosed in Note 14 of the Notes to Consolidated Financial Statements. The table below provides summary information about these obligations as of December 31, 2011.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
Pension obligations	$13,870	$394	$830	$878	$11,768
Operating leases	45,400	8,233	15,711	9,950	11,506
Contingent consideration (undiscounted)	9,975	—	3,689	6,286	—
Purchase obligations*	50,847	50,847	—	—	—
Total	$120,092	$59,474	$20,230	$17,114	$23,274

*	Purchase obligations relate entirely to commitments to purchase inventory.

OTHER

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements. As disclosed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The following policies are considered by management to be the most critical in understanding the significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial position and cash flows.

Sales Returns, Sales Allowances and Doubtful Accounts

The Company records reserves for sales returns, sales allowances and discounts, and accounts receivable balances that it believes will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions. The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Historically, actual write-offs against the reserves have been within the Company’s expectations. Changes in these reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates. These changes could impact the Company’s results of operations, financial position and cash flows.

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

Discount Rate — Pension expense and projected benefit obligation both increase as the discount rate is reduced. See Note 12 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 and the funded status of the plans at December 31, 2011 and 2010. The rates are based on the plan’s projected cash flows. The Company utilizes the cash flow matching method, which discounts each year’s projected cash flows at the associated spot interest rate back to the measurement date. A 0.5% decrease in the discount rate would increase annual pension expense and the projected benefit obligation by approximately $662,000 and $5.5 million, respectively.

Expected Rate of Return — Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 8% in 2011, 2010 and 2009. This rate was based on the Company’s long-term investment policy of equity securities: 20% – 80%; fixed income securities: 20% – 80%; and other, principally cash: 0% – 20%. A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $129,000.

Goodwill and Trademarks

Goodwill and trademarks are tested for impairment on an annual basis and more frequently when significant events or changes in circumstances indicate that their carrying values may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset.

The Company uses a two-step process to test goodwill for impairment. First, the applicable reporting unit’s fair value is compared to its carrying value. If the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

The Company conducted its annual impairment review of goodwill as of December 31, 2011. For goodwill impairment testing, the Company determined the applicable reporting unit is its wholesale segment. Fair value of the wholesale segment was estimated based on a weighted analysis of discounted cash flows (“income approach”), a comparable public company analysis (“market approach”), and a comparable transaction analysis. The rate used in determining discounted cash flows is a rate corresponding to the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The testing determined that the estimated fair value of the wholesale segment substantially exceeded its carrying value therefore there was no impairment of goodwill in 2011.

The Company conducted its annual impairment review of trademarks as of December 31, 2011. The Company used a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. In fiscal 2011, 2010 and 2009, there was no impairment of the Company’s trademarks.

The Company can make no assurances that the goodwill or trademarks will not be impaired in the future. When preparing a discounted cash flow analysis, the Company makes a number of key estimates and assumptions. The Company estimates the future cash flows based on historical and forecasted revenues and operating costs. This, in turn, involves further estimates such as estimates of future growth rates and inflation rates. The discount rate is based on the estimated weighted average cost of capital for the business and may change from year to year. Weighted average cost of capital includes certain assumptions such as market capital structures, market beta, risk-free rate of return, and estimated costs of borrowing. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect the Company’s impairment analysis for a given year. Additionally, since the Company’s goodwill measurement also considers a market approach, changes in comparable public company multiples can also materially impact the Company’s impairment analysis.

Contingent Consideration

The Company recorded its estimate of the fair value of contingent consideration that may result from the Bogs acquisition. The contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. There are no restrictions as to the amount of consideration that could become payable under the arrangement. As of December 31, 2011, management estimates that the range of potential payments is $5 million to $14 million in the aggregate.

The Company determined the fair value of the contingent consideration using a probability-weighted model which included estimates related to Bogs’ future sales levels and gross margins. On a quarterly basis, the Company revalues the obligation and records increases or decreases in its fair value as an adjustment to operating earnings. Changes to the contingent consideration obligation can result from adjustments to the discount rate, accretion of the discount due to the passage of time, or changes in assumptions regarding the future performance of Bogs. The assumptions used to determine the value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense or income recorded in a given period.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes. The Company does not have significant market risk on its marketable securities as those investments consist of high-grade securities and are held to maturity. The Company has reviewed its portfolio of investments as of December 31, 2011 and has determined that no other-than-temporary market value impairment exists.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers, Florsheim Australia’s purchases of its inventory in U.S. dollars and the Company’s intercompany loans with Florsheim Australia. From time-to-time, forward exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At December 31, 2011, there were no significant forward exchange contracts outstanding. Based on the Company’s outstanding intercompany loans with Florsheim Australia at December 31, 2011, a 10% change in the Australian exchange rate would not have a material effect on the Company’s financial statements.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2011, the Company had $37 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2011 was $426,000. A 10% increase in the Company’s interest rate on borrowings would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2011 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 13, 2012

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$271,100	$229,231	$225,305
Cost of sales	164,378	138,934	140,829
Gross earnings	106,722	90,297	84,476
Selling and administrative expenses	83,525	71,516	67,696
Earnings from operations	23,197	18,781	16,780
Interest income	2,220	2,291	1,850
Interest expense	(611)	(120)	(26)
Other income and expense, net	216	345	1,406
Earnings before provision for income taxes	25,022	21,297	20,010
Provision for income taxes	8,581	7,171	6,940
Net earnings	16,441	14,126	13,070
Net earnings attributable to noncontrolling interest	1,190	458	249
Net earnings attributable to Weyco Group, Inc.	$15,251	$13,668	$12,821
Basic earnings per share	$1.38	$1.21	$1.14
Diluted earnings per share	$1.37	$1.19	$1.11

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$10,329	$7,150
Marketable securities, at amortized cost	4,745	4,989
Accounts receivable, less reserves of $2,359 and $2,286, respectively	43,636	38,840
Accrued income tax receivable	816	—
Inventories	62,689	56,111
Deferred income tax benefits	395	—
Prepaid expenses and other current assets	5,613	4,398
Total current assets	128,223	111,488
Marketable securities, at amortized cost	46,839	58,059
Deferred income tax benefits	3,428	1,090
Property, plant and equipment, net	31,077	25,675
Goodwill	11,112	—
Trademarks	34,748	12,748
Other assets	18,081	14,375
Total assets	$273,508	$223,435
LIABILITIES AND EQUITY:
Short-term borrowings	$37,000	$5,000
Accounts payable	12,936	10,360
Dividend payable	1,742	1,811
Accrued liabilities:
Wages, salaries and commissions	3,094	2,842
Taxes other than income taxes	1,234	1,132
Other	8,889	6,230
Accrued income taxes	—	116
Deferred income tax liabilities	—	228
Total current liabilities	64,895	27,719
Long-term pension liability	26,344	18,572
Other long-term liabilities	10,879	—
Equity:
Common stock, $1.00 par value, authorized 24,000,000 shares in 2011 and 2010, issued and outstanding 10,922,461 shares in 2011 and 11,356,628 shares in 2010	10,922	11,356
Capital in excess of par value	22,222	19,548
Reinvested earnings	146,266	150,546
Accumulated other comprehensive loss	(13,419)	(9,004)
Total Weyco Group, Inc. equity	165,991	172,446
Noncontrolling interest	5,399	4,698
Total equity	171,390	177,144
Total liabilities and equity	$273,508	$223,435

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2011, 2010 and 2009
(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Comprehensive Income
Balance, December 31, 2008	$11,353	$15,203	$142,617	$(10,516)	$—
Comprehensive Income:
Net earnings	—	—	12,821	—	249	$13,070
Foreign currency translation adjustments	—	—	—	1,440	641	2,081
Pension liability adjustment (net of tax of $633)	—	—	—	(990)	—	(990)
Total Comprehensive Income						$14,161
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	3,157
Cash dividends declared ($0.59 per share)	—	—	(6,682)	—	—
Stock options exercised	85	596	—	—	—
Issuance of restricted stock	12	(12)	—	—	—
Stock-based compensation expense	—	877	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	124	—	—	—
Shares purchased and retired	(117)	—	(2,515)	—	—
Balance, December 31, 2009	$11,333	$16,788	$146,241	$(10,066)	$4,047
Comprehensive Income:
Net earnings	—	—	13,668	—	458	$14,126
Foreign currency translation adjustments	—	—	—	122	193	315
Pension liability adjustment (net of tax of $601)	—	—	—	940	—	940
Total Comprehensive Income						$15,381
Cash dividends declared ($0.63 per share)	—	—	(7,144)	—	—
Stock options exercised	114	1,088	—	—	—
Issuance of restricted stock	13	(13)	—	—	—
Restricted stock forfeited	(2)	2	—	—	—
Stock-based compensation expense	—	1,128	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	555	—	—	—
Shares purchased and retired	(102)	—	(2,219)	—	—
Balance, December 31, 2010	$11,356	$19,548	$150,546	$(9,004)	$4,698
Comprehensive Income:
Net earnings	—	—	15,251	—	1,190	$16,441
Foreign currency translation adjustments	—	—	—	(320)	(489)	(809)
Pension liability adjustment (net of tax of $2,618)	—	—	—	(4,095)	—	(4,095)
Total Comprehensive Income						$11,537
Cash dividends declared ($0.64 per share)	—	—	(7,086)	—	—
Stock options exercised	123	973	—	—	—
Issuance of restricted stock	19	(19)	—	—	—
Stock-based compensation expense	—	1,224	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	496	—	—	—
Shares purchased and retired	(576)	—	(12,445)	—	—
Balance, December 31, 2011	$10,922	$22,222	$146,266	$(13,419)	$5,399

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings	$16,441	$14,126	$13,070
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	2,591	2,700	2,948
Amortization	253	116	93
Bad debt expense	316	35	631
Deferred income taxes	(343)	503	(18)
Net foreign currency transaction losses (gains)	197	(400)	(1,339)
Stock-based compensation	1,224	1,128	877
Pension contribution	(1,600)	(1,500)	(1,000)
Pension expense	2,836	3,248	2,986
Net gains on sale of marketable securities	(346)	—	—
Net (gains) losses on disposal of assets	(14)	16	13
Impairment of property, plant and equipment	165	310	1,110
Increase in cash surrender value of life insurance	(527)	(515)	(507)
Change in operating assets and liabilities, net of effects from acquisitions –
Accounts receivable	(1,267)	(4,642)	2,286
Inventories	(3,667)	(14,889)	15,758
Prepaids and other current assets	(752)	(681)	(1,153)
Accounts payable	2,141	1,031	(231)
Accrued liabilities and other	427	654	(1,089)
Accrued income taxes	(932)	(1,142)	3,467
Net cash provided by operating activities	17,143	98	37,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(27,023)	(2,638)	(9,320)
Purchase of marketable securities	(1,179)	(22,762)	(8,073)
Proceeds from maturities and sales of marketable securities	12,963	6,375	7,273
Proceeds from the sale of assets	14	—	—
Life insurance premiums paid	(155)	(155)	(155)
Purchase of property, plant and equipment	(8,189)	(1,510)	(1,316)
Net cash used for investing activities	(23,569)	(20,690)	(11,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from noncontrolling interest	—	—	1,314
Cash dividends paid	(7,155)	(7,026)	(6,578)
Shares purchased and retired	(13,021)	(2,321)	(2,633)
Proceeds from stock options exercised	1,096	1,202	683
Repayment of debt assumed in acquisition	(3,814)	—	—
Net (repayments) borrowings of commercial paper	(5,000)	5,000	(1,250)
Proceeds from bank borrowings	73,000	—	—
Repayments of bank borrowings	(36,000)	—	—
Income tax benefits from stock-based compensation	496	555	124
Net cash provided by (used for) financing activities	9,602	(2,590)	(8,340)
Effect of exchange rate changes on cash and cash equivalents	3	332	543
Net increase (decrease) in cash and cash equivalents	$3,179	$(22,850)	$18,514
CASH AND CASH EQUIVALENTS at beginning of year	7,150	30,000	11,486
CASH AND CASH EQUIVALENTS at end of year	$10,329	$7,150	$30,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$7,989	$8,472	$3,055
Interest paid	$457	$118	$28

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

1. NATURE OF OPERATIONS

Weyco Group, Inc. designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. As of December 31, 2011, the Company also had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Canada, Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. As of December 31, 2011, the Company’s retail segment consisted of 30 Company-owned retail stores in the United States and an Internet business. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include all of the Company’s majority-owned subsidiaries.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ materially from those estimates.

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2011 and 2010, the Company’s cash and cash equivalents included investments in money market accounts and cash deposits at various banks.

Investments — All of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all investments to maturity. See Note 5.

Accounts Receivable — Trade accounts receivable arise from the sale of products on trade credit terms. On a quarterly basis, the Company reviews all significant accounts with past due balances, as well as the collectability of other outstanding trade accounts receivable for possible write-off. It is the Company’s policy to write-off the accounts receivable against the allowance account when receivables are deemed to be uncollectible. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. The Company determines the allowance based on known troubled accounts, historical experience and other evidence currently available.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Inventories — Inventories are valued at cost, which is not in excess of market value. The majority of inventories are determined on a last-in, first-out (“LIFO”) basis. Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs. The Company generally takes title to product at the time of shipping. See Note 6.

Property, Plant and Equipment and Depreciation — Property, plant and equipment are stated at cost. Plant and equipment are depreciated using primarily the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 10 years; furniture and fixtures, 5 to 7 years.

Impairment of Long-Lived Assets — Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. To derive the fair value, the Company utilizes the income approach and the fair value determined is categorized as Level 3 in the fair value hierarchy. The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital. For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In conjunction with the Company’s impairment review, the Company’s retail segment recognized an impairment charge of $165,000 in 2011, $310,000 in 2010, and $1.1 million in 2009 which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not subject to amortization. Other intangible assets consist of a non-compete agreement, customer relationships, and trademarks. Intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets which are not amortized are reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. See Note 8.

Life Insurance — Life insurance policies are recorded at the amount that could be realized under the insurance contracts as of the date of financial position. These assets are included within Other Assets in the Consolidated Balance Sheets. See Note 9.

Contingent Consideration — The Company recorded its fair value estimate of the contingent consideration that may result from the Bogs acquisition (see Note 3) within other long-term liabilities on the Consolidated Balance Sheets. On a quarterly basis, the Company revalues the obligation and records increases or decreases in its fair value as an adjustment to operating earnings. Changes to the contingent consideration obligation can result from adjustments to the discount rate, accretion of the discount due to the passage of time, or changes in assumptions regarding the future performance of Bogs. The assumptions used to determine the value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense or income recorded in a given period. See Note 11.

Income Taxes —  Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. See Note 13.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Noncontrolling Interest — The Company’s noncontrolling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholders’ ownership interest related to the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific. In accordance with ASC 810, the Company reports its noncontrolling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net earnings attributable to the noncontrolling interest and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings.

Revenue Recognition — Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company. Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers. All product sales are recorded net of estimated allowances for returns and discounts. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $3.4 million in 2011, $2.2 million in 2010 and $2.7 million in 2009.

Shipping and Handling Fees — The Company classifies shipping and handling fees billed to customers as revenues. The related shipping and handling expenses incurred by the Company are included in selling and administrative expenses and totaled $2.2 million in 2011 and $1.4 million in each of the years 2010 and 2009.

Cost of Sales — The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses — Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation. Distribution costs included in selling and administrative expenses were $8.6 million in 2011 and $7.9 million in each of the years 2010 and 2009.

Advertising Costs — Advertising costs are expensed as incurred. Total advertising costs were $8.7 million, $7.9 million and $8.2 million in 2011, 2010 and 2009, respectively. All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $3.3 million, $3.5 million and $4.2 million for 2011, 2010 and 2009, respectively.

Foreign Currency Translations — The Company accounts for currency translations in accordance with ASC 830, Foreign Currency Matters (“ASC 830”) under which non-U.S. subsidiaries’ balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year-end and income and expense accounts are translated at the weighted average rates of exchange in effect during the year. Translation adjustments resulting from this process are recognized as a separate component of accumulated other comprehensive loss, which is a component of equity.

Foreign Currency Transactions — Gains and losses from foreign currency transactions are included in other income and expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction (losses) gains totaled approximately ($197,000) in 2011, $370,000 in 2010 and $1.3 million in 2009.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Earnings Per Share — Basic earnings per share excludes any dilutive effects of restricted stock and options to purchase common stock. Diluted earnings per share includes any dilutive effects of restricted stock and options to purchase common stock. See Note 16.

Comprehensive Income — Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. The Company has chosen to report comprehensive income and accumulated other comprehensive loss in the Consolidated Statements of Equity. The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2011	2010
	(Dollars in thousands)
Foreign currency translation adjustments	$923	$1,243
Pension liability, net of tax	(14,342)	(10,247)
Total accumulated other comprehensive loss	$(13,419)	$(9,004)

The noncontrolling interest as recorded in the Consolidated Balance Sheets at December 31, 2011 and 2010 included foreign currency translation adjustments of $345,000 and $834,000, respectively.

Stock-Based Compensation — At December 31, 2011, the Company had three stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation (“ASC 718”).

Concentration of Credit Risk — The Company had no individual customer accounts receivable balances outstanding that represented more than 10% of the Company’s gross accounts receivable balance at December 31, 2011. The Company had one individual customer accounts receivable balance outstanding that represented 16% of the Company’s gross accounts receivable balance at December 31, 2010. There was no single customer with sales above 10% of the Company’s total sales in 2011. During 2010 and 2009, one customer represented 12% and 13% of the Company’s net sales, respectively.

Recent Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangible — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASC 2011-08”). The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220) — Presentation of Comprehensive Income (“ASC 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance requires changes in presentation only and is not expected to have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04), which amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). This update clarifies the existing guidance and amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Reclassifications — Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or equity.

3. ACQUISITIONS

Bogs

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years, which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore will be paid to the sellers 18 months from the date of acquisition. At the acquisition date, the Company made an estimate of the fair value of the two contingent payments of approximately $9.8 million in the aggregate. For more information regarding the contingent payments, see Note 11. The Bogs acquisition was funded with available cash and short-term borrowings under the Company’s $50 million borrowing facility.

Bogs designs and markets boots, shoes, and sandals for men, women and children under the BOGS and Rafters brand names. Its products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.

The acquisition of Bogs has been accounted for in these consolidated financial statements as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, the total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The Company’s final allocation of the purchase price as of December 31, 2011 was as follows (dollars in thousands):

Cash	$317
Accounts receivable, less reserves of $316	3,839
Inventory	2,932
Prepaids	15
Property, plant and equipment, net	7
Goodwill	11,112
Trademark	22,000
Other intangible assets	3,700
Accounts payable	(454)
Accrued liabilities	(561)
$42,907

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

3. ACQUISITIONS  – (continued)

Other intangible assets consist of customer relationships and a non-compete agreement. Goodwill reflects the excess purchase price over the fair value of net assets, and has been assigned to the Company’s wholesale segment. All of the goodwill is expected to be deductible for tax purposes. For more information on the intangible assets acquired, see Note 8.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. For the period March 2 through December 31, 2011, net sales of Bogs were approximately $28 million. Earnings information related to Bogs cannot be separately identified as a result of the integration of the companies. The Company incurred transaction costs of approximately $220,000 in 2011. These costs are included in the wholesale selling and administrative expenses.

Pro Forma Results of Operations

The following unaudited pro forma results of operations assume that the Company acquired Bogs on January 1, 2011 and 2010, respectively. The unaudited pro forma results include adjustments to reflect additional amortization of intangible assets, interest expense and a corresponding estimate of the provision for income taxes.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Net sales	$275,467	$256,120
Net earnings attributable to Weyco Group, Inc.	$15,080	$14,821

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Bogs been effective on January 1, 2011 or 2010, respectively, or of the Company’s future results of operations.

Umi

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC, a children’s footwear company, for an aggregate price of approximately $2.6 million. The acquisition has been accounted for in these financial statements as a business combination under ASC 805. The Company allocated the purchase price to accounts receivable, trademarks and other assets. The operating results of Umi have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2011 results included Umi’s operations from January 1 through December 31, 2011 while 2010 only included Umi’s operations for the period April 28 through December 31, 2010. Additional disclosures prescribed by ASC 805 have not been provided as the Umi acquisition was not material to the Company’s consolidated financial statements.

Florsheim Australia

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

3. ACQUISITIONS  – (continued)

On January 23, 2009, Florsheim Australia acquired the operating assets and certain liabilities related to the Florsheim business from Figgins Holdings Pty Ltd, the former Australian licensee, and acquired the stock of Florsheim South Africa Pty Ltd and Florsheim Asia Pacific Ltd, the Company’s other licensees, for total consideration of approximately $9.3 million. Florsheim Australia financed the acquisition with cash generated from the aforementioned equity contributions and proceeds from intercompany loans from the Company. The acquisition included both wholesale and retail businesses, with 24 Florsheim retail stores in Australia, one Florsheim retail store in New Zealand and one retail store in Macau. The acquisition has been accounted for in these consolidated financial statements as a business combination under ASC 805 and the noncontrolling interest has been accounted for and reported in accordance with ASC 810. Accordingly, the allocation of total consideration transferred was completed during 2009 and was as follows: accounts receivable, $4.7 million; inventory, $7.0 million; fixed assets, $1.2 million; and other assets and liabilities, net, ($3.6) million. There were no material intangible assets related to this acquisition. The financial results of Florsheim Australia have been included in the Company’s consolidated financial statements since January 23, 2009. Acquisition costs of $400,000 were expensed and included in selling and administrative expenses in 2009. Additional disclosures prescribed by ASC 805 have not been provided as the Florsheim Australia acquisition was not material to the Company’s consolidated financial statements.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the sources of data and assumptions used to develop the fair value measurements:

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

5. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of December 31, 2011 and 2010. The estimated market values provided are Level 2 valuations as defined by ASC 820. See Note 4.

	2011		2010
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$4,745	$4,781	$4,989	$5,006
Due from one through five years	32,679	34,184	35,170	36,152
Due from six through ten years	14,160	15,216	22,889	23,028
Total	$51,584	$54,181	$63,048	$64,186

The unrealized gains and losses on investment securities at December 31, 2011 and 2010 were:

	2011		2010
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$2,797	$200	$1,656	$518

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. To determine whether a decline in value is other than temporary, the Company evaluates several factors including the nature of the securities held, credit rating or financial condition of the issuers, the extent and duration of the unrealized losses, prevailing market conditions, and whether the Company will more likely than not be required to sell the impaired securities before the amortized cost basis is fully recovered. The Company determined that no other-than-temporary impairment exists for the years ended December 31, 2011, 2010 and 2009.

6. INVENTORIES

At December 31, 2011 and 2010, inventories consisted of:

	2011	2010
	(Dollars in thousands)
Finished shoes	$79,648	$71,710
LIFO reserve	(16,959)	(15,599)
Total inventories	$62,689	$56,111

Finished shoes included inventory in-transit of $13.2 million and $12.9 million as of December 31, 2011 and 2010, respectively. At December 31, 2011, approximately 75% of the Company’s inventories were valued by the LIFO method of accounting while approximately 25% were valued by the first-in, first out (“FIFO”) method of accounting. At December 31, 2010, approximately 85% of the Company’s inventories were valued by the LIFO method of accounting while approximately 15% were valued by the FIFO method of accounting.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

6. INVENTORIES  – (continued)

During 2011, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2011 purchases. The effect of the liquidation decreased costs of goods sold by $250,000 in 2011. During 2010, there were liquidations of LIFO inventory quantities which resulted in immaterial decreases in cost of goods sold in 2010. During 2009, inventory quantities were reduced which resulted in the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of fiscal 2009 purchases. The effect of the liquidation increased costs of goods sold by $745,000 in 2009.

7. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2011 and 2010, property, plant and equipment consisted of:

	2011	2010
	(Dollars in thousands)
Land and land improvements	$3,400	$2,700
Buildings and improvements	22,868	19,719
Machinery and equipment	20,700	18,208
Retail fixtures and leasehold improvements	10,879	10,241
Construction in progress	172	217
Property, plant and equipment	58,019	51,085
Less: Accumulated depreciation	(26,942)	(25,410)
Property, plant and equipment, net	$31,077	$25,675

8. INTANGIBLE ASSETS

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Balance Sheets consist of:

		December 31, 2011			December 31, 2010
	Wtd. Average Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill		11,112	—	11,112	—	—	—
Trademarks		34,748	—	34,748	12,748	—	12,748
Total indefinite-lived intangibles		45,860	—	45,860	12,748	—	12,748
Amortizable intangible assets:
Non-compete agreement	5	$200	$(33)	$167	$—	$—	$—
Customer relationships	15	3,500	(195)	3,305	—	—	—
Total amortizable intangible assets		3,700	(228)	3,472	—	—	—

The Company’s goodwill, amortizable intangible assets and additional trademarks resulted from the Bogs acquisition on March 2, 2011. See Note 3. The amortizable intangible assets are included within Other Assets in the Consolidated Balance Sheets. See Note 9.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

8. INTANGIBLE ASSETS  – (continued)

The Company performs an impairment test for goodwill and trademarks on an annual basis and more frequently if an event or changes in circumstances indicate that their carrying values may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset.

The Company uses a two-step process to test goodwill for impairment. The first step is to compare the applicable reporting unit’s fair value to its carrying value. The Company has determined the applicable reporting unit is its wholesale segment. If the fair value of the wholesale segment is greater than its carrying value, there is no impairment. If the carrying value is greater than the fair value, then the second step must be completed to measure the amount of the impairment, if any. The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference. In fiscal 2011, there was no impairment charge recorded for the Company’s goodwill.

The Company tests its trademarks for impairment by comparing the fair value of each trademark to its related carrying value. Fair value is estimated using a discounted cash flow methodology. In fiscal 2011, 2010 and 2009, there was no impairment charge recorded for the Company’s trademarks.

Excluding the impact of any future acquisitions, the Company anticipates future amortization expense to be as follows:

(Dollars in thousands)	Intangible Assets
2012	$273
2013	273
2014	273
2015	273
2016	240
Thereafter	2,140
Total	$3,472

9. OTHER ASSETS

Other assets included the following amounts at December 31, 2011 and 2010:

	2011	2010
	(Dollars in thousands)
Cash surrender value of life insurance	12,055	11,372
Intangible assets (See Note 8)	3,472	—
Other	2,554	3,003
Total other assets	$18,081	$14,375

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company could receive is $14 million in the aggregate.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

10. SHORT-TERM BORROWINGS

At December 31, 2011, the Company had a $50 million unsecured revolving line of credit with a bank expiring April 30, 2012. The line of credit allows for up to $50 million in borrowings at a rate of LIBOR plus a specified margin (“LIBOR loans”). Alternatively, the Company could issue up to $25 million in non-rated commercial paper (“commercial paper”) at market interest rates with any additional borrowings under LIBOR loans. Effective July 22, 2011, the line of credit was amended to reduce the interest rate on LIBOR loans from LIBOR plus 175 basis points to LIBOR plus 75 basis points. At December 31, 2011, outstanding borrowings were $37 million in LIBOR loans at an interest rate of 1.0%. At December 31, 2010, outstanding borrowings were $5 million of commercial paper at an average interest rate of 1.4%.

The Company’s line of credit includes a financial covenant that specifies a minimum level of net worth. As of December 31, 2011, the Company was in compliance with the covenant.

11. CONTINGENT CONSIDERATION

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of Bogs after two and five years following the Bogs acquisition date. The contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. At the acquisition date, the Company recorded its estimated fair value of the contingent payments of $9.8 million within other long-term liabilities in the Consolidated Balance Sheets. In accordance with ASC 805, the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The Company estimated the fair value was $9.7 million as of December 31, 2011. The change in fair value was recognized in earnings. The fair value measurement is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820. For further level information, see Note 4.

There are no restrictions as to the amount of contingent consideration that could become payable under the arrangement. As of December 31, 2011, management estimates that the range of potential payments is $5 million to $14 million in aggregate.

12. EMPLOYEE RETIREMENT PLANS

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

The Company follows ASC 715, Compensation — Retirement Benefits (“ASC 715”) which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in their statements of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. In addition, ASC 715 requires employers to measure the funded status of their plans as of the date of their year-end statements of financial position. ASC 715 also requires additional disclosures regarding amounts included in accumulated other comprehensive loss.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

12. EMPLOYEE RETIREMENT PLANS  – (continued)

The Company’s pension plan’s weighted average asset allocation at December 31, 2011 and 2010, by asset category, was as follows:

	Plan Assets at December 31,
	2011	2010
Asset Category:
Equity Securities	42%	48%
Fixed Income Securities	49%	44%
Other	9%	8%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8% long-term rate of return on assets assumption.

Assumptions used in determining the funded status at December 31, 2011 and 2010 were:

	2011	2010
Discount rate	4.60%	5.40%
Rate of compensation increase	4.50%	4.50%

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

12. EMPLOYEE RETIREMENT PLANS  – (continued)

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2011 and 2010:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2011	2010	2011	2010
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$34,407	$31,958	$10,754	$10,240
Service cost	977	998	235	189
Interest cost	1,807	1,852	566	597
Actuarial loss (gain)	3,776	1,076	2,494	(93)
Benefits paid	(1,444)	(1,477)	(179)	(179)
Projected benefit obligation, end of year	$39,523	$34,407	$13,870	$10,754
Change in plan assets
Fair value of plan assets, beginning of year	26,193	23,258	—	—
Actual return on plan assets	400	2,962	—	—
Administrative expenses	(94)	(50)	—	—
Contributions	1,600	1,500	179	179
Benefits paid	(1,444)	(1,477)	(179)	(179)
Fair value of plan assets, end of year	$26,655	$26,193	$—	$—
Funded status of plan	$(12,868)	$(8,214)	$(13,870)	$(10,754)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities – other	$—	$—	$(394)	$(396)
Long-term pension liability	(12,868)	(8,214)	(13,476)	(10,358)
Net amount recognized	$(12,868)	$(8,214)	$(13,870)	$(10,754)
Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $6,575, $4,782, $2,487 and $1,636, respectively	$10,283	$7,480	$3,891	$2,560
Prior service cost, net of income tax benefit of $1, $2, $106 and $131, respectively	2	3	166	204
Net amount recognized	$10,285	$7,483	$4,057	$2,764

The accumulated benefit obligation for the defined benefit pension plan and the supplemental pension plan was $35.3 million and $12.0 million, respectively, at December 31, 2011 and $31.2 million and $9.2 million, respectively, at December 31, 2010.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

12. EMPLOYEE RETIREMENT PLANS  – (continued)

Assumptions used in determining net periodic pension cost for the years ended December 31, 2011, 2010 and 2009 were:

	2011	2010	2009
Discount rate	5.40%	5.95%	6.20%
Rate of compensation increase	4.50%	4.50%	4.50%
Long-term rate of return on plan assets	8.00%	8.00%	8.00%

The components of net periodic pension cost for the years ended December 31, 2011, 2010 and 2009, were:

	2011	2010	2009
	(Dollars in thousands)
Benefits earned during the period	$1,212	$1,187	$1,030
Interest cost on projected benefit obligation	2,373	2,449	2,140
Expected return on plan assets	(2,021)	(1,836)	(1,531)
Net amortization and deferral	1,272	1,448	1,347
Net pension expense	$2,836	$3,248	$2,986

The Company expects to recognize $1.8 million of amortization of unrecognized loss and $64,000 of amortization of prior service cost as components of net periodic benefit cost in 2012, which are included in accumulated other comprehensive loss at December 31, 2011.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan. At this time, the Company expects that any cash contributions necessary to satisfy these requirements would not be material in 2012.

Projected benefit payments for the plans as of December 31, 2011 were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2012	$1,694	$394
2013	$1,841	$405
2014	$1,900	$425
2015	$1,955	$435
2016	$2,030	$443
2017 – 2021	$11,334	$3,226

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

12. EMPLOYEE RETIREMENT PLANS  – (continued)

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2011 by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2011
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$8,329	$582	$—	$8,911
Preferred stocks	859	—	—	859
Exchange traded funds	2,180	—	—	2,180
Corporate obligations	—	4,747	—	4,747
State and municipal obligations	—	806	—	806
Foreign obligations	—	51	—	51
Pooled fixed income funds	4,378	—	—	4,378
U.S. government securities	—	2,288	—	2,288
Cash and cash equivalents	2,337	—	—	2,337
Subtotal	18,083	8,474	—	26,557
Other assets(1)				98
Total				$26,655

(1)	This category represents trust receivables that are not leveled.

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

The Company also has a defined contribution plan covering substantially all employees. The Company contributed approximately $212,000 in 2011 and approximately $200,000 in each of the years 2010 and 2009.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

13. INCOME TAXES

The provision for income taxes included the following components at December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$5,483	$5,228	$5,313
State	951	1,020	946
Foreign	2,490	420	699
Total	8,924	6,668	6,958
Deferred	(343)	503	(18)
Total provision	$8,581	$7,171	$6,940

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.5	3.1	3.1
Non-taxable municipal bond interest	(2.7)	(3.2)	(3.1)
Other	(0.5)	(1.2)	(0.3)
Effective tax rate	34.3%	33.7%	34.7%

The foreign component of pretax net earnings was $5.3 million, $3.8 million and $2.3 million for 2011, 2010 and 2009, respectively. As of December 31, 2011, the total amount of unremitted foreign earnings was $4.1 million. The repatriation of foreign earnings would not have a material impact on the Company’s financial statements.

The components of deferred taxes as of December 31, 2011 and 2010, were as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax benefits:
Accounts receivable reserves	$507	$387
Pension liability	10,428	7,398
Accrued liabilities	1,727	1,437
	12,662	9,222
Deferred tax liabilities:
Inventory and related reserves	(964)	(1,847)
Cash value of life insurance	(2,821)	(2,615)
Property, plant and equipment	(1,516)	(843)
Trademark	(2,827)	(2,078)
Prepaid and other assets	(263)	(233)
Foreign currency gains on intercompany loans	(448)	(744)
	(8,839)	(8,360)
Net deferred income tax benefits	$3,823	$862

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

13. INCOME TAXES  – (continued)

The net deferred tax benefit is classified in the Consolidated Balance Sheets as follows:

	2011	2010
	(Dollars in thousands)
Current deferred income tax benefits (liabilities)	$395	$(228)
Noncurrent deferred income tax benefits	3,428	1,090
	$3,823	$862

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2008	$375
Increases related to current year tax positions	92
Expiration of the statute of limitations for the assessment of taxes	(18)
Balance at December 31, 2009	$449
Increases related to current year tax positions	9
Expiration of the statute of limitations for the assessment of taxes	(23)
Favorable settlements of tax positions	(351)
Balance at December 31, 2010	$84
Expiration of the statute of limitations for the assessment of taxes	(84)
Balance at December 31, 2011	$—

The Company had no unrecognized tax benefits as of December 31, 2011. At December 31, 2010, the Company had unrecognized tax benefits of $84,000 which, if recognized, would reduce the Company’s annual effective tax rate. The Company reduced its accrual for potential interest and penalties related to those unrecognized tax benefits by $57,000 during 2010. Included in the Consolidated Balance Sheet at December 31, 2010 was a liability for potential penalties and interest of $7,000 and $7,000, respectively.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2007 through 2011 tax years remain subject to examination by those taxing authorities.

14. COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases office space and its distribution facilities in Canada and overseas. Total minimum rents were $8.3 million in 2011, $8.4 million in 2010, and $7.4 million in 2009. Percentage rentals were $1.2 million in 2011, $483,000 in 2010 and $156,000 in 2009.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

14. COMMITMENTS  – (continued)

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011, are shown below. Renewal options exist for many long-term leases.

(Dollars in thousands)	Operating Leases
2012	$8,233
2013	8,114
2014	7,597
2015	5,586
2016	4,364
Thereafter	11,506
Total	$45,400

At December 31, 2011, the Company also had purchase commitments of approximately $50.8 million to purchase inventory, all of which were due in less than one year.

15. STOCK REPURCHASE PROGRAM

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to purchase shares of its common stock in open market transactions at prevailing prices. In 2011, the Company purchased 175,606 shares at a total cost of $4.0 million through its stock repurchase program and 400,319 shares at a total cost of $9.0 million in a private transaction. In 2010, the Company purchased 101,192 shares at a total cost of $2.3 million through its stock repurchase program. In 2009, the Company purchased 117,837 shares at a total cost of $2.6 million through its stock repurchase program. At December 31, 2011, the Company was authorized to purchase an additional 1.1 million shares under the program.

16. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$15,251	$13,668	$12,821
Denominator:
Basic weighted average shares outstanding	11,066	11,293	11,266
Effect of dilutive securities:
Employee stock-based awards	93	200	244
Diluted weighted average shares outstanding	11,159	11,493	11,510
Basic earnings per share	$1.38	$1.21	$1.14
Diluted earnings per share	$1.37	$1.19	$1.11

Diluted weighted average shares outstanding in 2011 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 834,100 shares at a weighted average price of $24.83. Diluted weighted average shares outstanding in 2010 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 474,100 shares at a weighted average price of $26.84. Diluted weighted average shares outstanding in 2009 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 244,850 shares at a weighted average price of $29.16.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

17. SEGMENT INFORMATION

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. As of December 31, 2011, the Company had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Canada, Mexico and certain markets overseas. In 2011, there was no single customer with sales above 10% of the Company’s total sales. In 2010 and 2009, sales to the Company’s largest customer were 12% and 13%, respectively, of total sales.

In the retail segment, the Company operated 30 Company-owned stores in principal cities in the United States and an Internet business as of December 31, 2011. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2011
Product sales	$195,638	$24,740	$47,273	$267,651
Licensing revenues	3,449	—	—	3,449
Net sales	199,087	24,740	47,273	271,100
Depreciation	1,677	565	349	2,591
Earnings from operations	15,673	1,554	5,970	23,197
Total assets	237,279	7,374	28,855	273,508
Capital expenditures	6,576	249	1,364	8,189
2010
Product sales	$163,843	$22,497	$40,713	$227,053
Licensing revenues	2,178	—	—	2,178
Net sales	166,021	22,497	40,713	229,231
Depreciation	1,614	682	404	2,700
Earnings from operations	15,742	(400)	3,439	18,781
Total assets	189,844	7,572	26,019	223,435
Capital expenditures	298	54	1,158	1,510
2009
Product sales	$165,991	$22,033	$34,599	$222,623
Licensing revenues	2,682	—	—	2,682
Net sales	168,673	22,033	34,599	225,305
Depreciation	1,747	843	358	2,948
Earnings from operations	16,578	(1,508)	1,710	16,780
Total assets	176,184	8,460	22,509	207,153
Capital expenditures	327	34	957	1,318

All North American corporate office assets are included in the wholesale segment. Transactions between segments primarily consist of sales between the wholesale and retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales are excluded from Net sales in the above table.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

17. SEGMENT INFORMATION  – (continued)

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(Dollars in thousands)
Net Sales:
United States	$212,779	$179,129	$182,861
Canada	11,049	9,361	7,845
Europe	8,014	8,008	7,338
Australia	25,049	20,073	16,735
Asia	8,277	7,432	6,019
South Africa	5,932	5,228	4,507
Total	$271,100	$229,231	$225,305
Long-Lived Assets:
United States	$75,293	$34,334	$34,694
Other	5,116	4,089	3,046
	$80,409	$38,423	$37,740

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), goodwill, trademarks and amortizable intangible assets.

18. STOCK-BASED COMPENSATION PLANS

At December 31, 2011, the Company has three stock-based compensation plans: the 1997 Stock Option Plan, the 2005 Equity Incentive Plan and the 2011 Incentive Plan (collectively, “the Plans”). Under the Plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant. The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards.

Stock options and restricted stock awards were granted on December 1, 2011, 2010 and 2009. Under the 2011 Incentive Plan, stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Under all former plans, stock options were valued at fair market value based on the average of the Company’s high and low trade prices on the date of grant. The stock options and restricted stock awards granted in 2011, 2010 and 2009 vest ratably over four years. Stock options granted under the 2011 Incentive Plan expire six years from the date of grant. Stock options granted under the 2005 Equity Incentive Plan expire five years from the date of grant. Stock options granted prior to 2006 expire ten years from the grant date, with the exception of certain incentive stock options, which expired five years from the date of grant. As of December 31, 2011, there were 745,000 shares remaining available for stock-based awards under the 2011 Incentive Plan.

The Company expenses stock-based compensation in accordance with ASC 718 using the modified prospective method.

The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. The Company estimates the fair value of each restricted stock award based on the fair

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

18. STOCK-BASED COMPENSATION PLANS  – (continued)

market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

In accordance with ASC 718, stock-based compensation expense was recognized in the 2011, 2010 and 2009 consolidated financial statements for stock options and restricted stock awards granted since 2006. An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation, and the estimate was adjusted quarterly to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates. The effect of applying the expense recognition provisions of ASC 718 in 2011, 2010 and 2009 decreased Earnings Before Provision For Income Taxes by approximately $1,224,000, $1,128,000 and $877,000, respectively.

As of December 31, 2011, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2008 through 2011 which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years. As of December 31, 2011, there was $904,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2008 through 2011 which is expected to be recognized over the weighted-average remaining vesting period of 3.0 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2011, 2010 and 2009:

	2011	2010	2009
Risk-free interest rate	0.66%	1.00%	1.35%
Expected dividend yield	2.65%	2.56%	2.61%
Expected term	4.3 years	3.5 years	3.5 years
Expected volatility	29.6%	33.0%	33.3%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2011		2010		2009
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,269,426	$20.25	1,195,276	$18.68	1,100,012	$17.14
Granted	235,700	24.21	192,000	24.49	184,900	23.09
Exercised	(122,463)	8.95	(113,500)	10.59	(85,586)	7.98
Forfeited or expired	(75,175)	24.93	(4,350)	26.90	(4,050)	28.03
Outstanding at end of year	1,307,488	$21.76	1,269,426	$20.25	1,195,276	$18.68
Exercisable at end of year	821,510	$20.16	848,200	$17.81	846,151	$15.69
Weighted average fair market value of options granted	$4.51		$4.97		$4.81

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

18. STOCK-BASED COMPENSATION PLANS  – (continued)

	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding – December 31, 2011	2.9	$4,683,000
Exercisable – December 31, 2011	1.9	$4,470,000

The aggregate intrinsic value for outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock at December 30, 2011, the last trading day of the year, of $24.55 and the exercise price.

Non-vested Stock Options

Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested – December 31, 2008	239,050	$28.91	$5.27
Granted	184,900	23.09	4.81
Vested	(71,175)	28.43	5.40
Forfeited	(3,450)	28.57	5.31
Non-vested – December 31, 2009	349,325	$25.93	$5.00
Granted	192,000	24.49	4.97
Vested	(116,999)	26.33	5.17
Forfeited	(3,100)	26.84	5.00
Non-vested – December 31, 2010	421,226	$25.16	$4.94
Granted	235,700	24.21	4.51
Vested	(145,298)	25.86	5.05
Forfeited	(25,650)	25.62	4.91
Non-vested – December 31, 2011	485,978	$24.46	$4.70

The following table summarizes information about outstanding and exercisable stock options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$12.04 to $15.46	170,596	0.93	$12.74	170,596	$12.74
$16.79 to $18.03	319,492	2.18	17.30	319,492	17.30
$19.33 to $24.49	592,600	4.42	23.96	134,647	23.52
$27.38 to $30.67	224,800	1.43	29.14	196,775	28.92
	1,307,488	2.91	$21.76	821,510	$20.16

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

18. STOCK-BASED COMPENSATION PLANS  – (continued)

The following table summarizes stock option activity for the years ended December 31:

	2011	2010	2009
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,299	$1,443	$943
Cash received from stock option exercises	$1,096	$1,202	$683
Income tax benefit from the exercise of stock options	$507	$563	$368
Total fair value of stock options vested	$733	$604	$385

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2009, 2010 and 2011:

Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2008	53,668	$26.20
Issued	12,300	23.09
Vested	(19,298)	25.77
Non-vested – December 31, 2009	46,670	$25.56
Issued	12,800	24.49
Vested	(22,372)	25.40
Forfeited	(1,650)	25.00
Non-vested – December 31, 2010	35,448	$24.79
Issued	19,300	24.21
Vested	(16,748)	25.91
Forfeited	—	—
Non-vested – December 31, 2011	38,000	$24.47

At December 31, 2011, the Company expected 38,000 of shares of restricted stock to vest over a weighted-average remaining contractual term of 3.3 years. These shares had an aggregate intrinsic value of $933,000 at December 31, 2011. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 30, 2011, the last trading day of the year, of $24.55 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $158,000 in 2011, $214,000 in 2010 and $173,000 in 2009.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

19. QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$65,146	$56,550	$74,601	$74,803	$271,100
Gross earnings	$24,825	$22,663	$28,540	$30,694	$106,722
Net earnings attributable to Weyco Group, Inc.	$3,372	$1,937	$4,409	$5,533	$15,251
Net earnings per share:
Basic	$0.30	$0.17	$0.40	$0.51	$1.38
Diluted	$0.30	$0.17	$0.40	$0.50	$1.37

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$61,039	$48,724	$57,136	$62,332	$229,231
Gross earnings	$23,409	$18,658	$22,151	$26,079	$90,297
Net earnings attributable to Weyco Group, Inc.	$3,857	$1,282	$3,393	$5,136	$13,668
Net earnings per share:
Basic	$0.34	$0.11	$0.30	$0.46	$1.21
Diluted	$0.34	$0.11	$0.30	$0.45	$1.19

20. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful Accounts	Returns and Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2008	1,302	1,878	3,180
Add – Additions charged to earnings	631	2,881	3,512
Deduct – Charges for purposes for which reserves were established	(715)	(3,319)	(4,034)
BALANCE, DECEMBER 31, 2009	$1,218	$1,440	$2,658
Add – Additions charged to earnings	35	2,855	2,890
Deduct – Charges for purposes for which reserves were established	(144)	(3,118)	(3,262)
BALANCE, DECEMBER 31, 2010	$1,109	$1,177	$2,286
Add – Additions charged to earnings	316	2,496	2,801
Add – Acquisitions and other adjustments	316	—	—
Deduct – Charges for purposes for which reserves were established	(326)	(2,729)	(3,044)
BALANCE, DECEMBER 31, 2011	$1,415	$944	$2,043

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 13, 2012, the date these financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

On March 2, 2011, the Company acquired 100% of the outstanding shares of Bogs. By the end of the second quarter 2011, the Company had substantially completed its integration activities to incorporate its existing controls and procedures into this recently acquired business. During the integration process, management evaluated whether the Company’s existing controls needed to be augmented to address new risks associated with this acquisition. Once fully integrated, management determined that no significant changes needed to be made to the Company’s controls as a result of the acquisition.

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2012 (the “2012 Proxy Statement”), and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2012 Proxy Statement, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2012 Proxy Statement, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,307,488	$21.76	745,000
Equity compensation plans not approved by shareholders	—	—	—
Total	1,307,488	$21.76	745,000

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2012 Proxy Statement, and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2012 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements — See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2011 Annual Report on Form 10-K.
(2)	Financial Statement Schedules — Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.
(3)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004
3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007
10.1	Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008
10.2	Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008
10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008
10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.5*	Consulting Agreement — Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001
10.6*	Employment Agreement — Thomas W. Florsheim, Jr., dated January 1, 2008 (superceded)	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2007
10.6a*	Employment Agreement — Thomas W. Florsheim, Jr., dated January 1, 2011	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2010
10.7*	Employment Agreement — John W. Florsheim, dated January 1, 2008 (superceded)	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2007
10.7a*	Employment Agreement — John W. Florsheim, dated January 1, 2011	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2010
10.8*	Excess Benefits Plan — Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005
10.9*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006
10.10	Deferred Compensation Plan – Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005
10.11	Loan agreement between Weyco Group, Inc. and M&I Marshall & Ilsley Bank dated April 28, 2006	Exhibit 10.9 to Form 10-Q for the Quarter Ended June 30, 2008
10.12	Amendment to loan agreement dated April 7, 2011 which extends the revolving maturity date to April 30, 2012	Exhibit 10.1 to Form 10-Q for Quarter Ended March 31, 2011
10.12a	Amendment to loan agreement dated July 22, 2011, which reduced the interest rate on the revolving line of credit	Exhibit 10.2 to Form 10-Q for Quarter Ended June 30, 2011
10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997
10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008
10.15*	Change of Control Agreement Peter S. Grossman, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.15 to Form 10-K for Year Ended December 31, 2008
10.16*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003	Exhibit 10.19 to Form 10-K for Year Ended December 31, 2004
10.17*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003	Exhibit 10.20 to Form 10-K for Year Ended December 31, 2004

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.18*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003	Exhibit 10.22 to Form 10-K for Year Ended December 31, 2004
10.19*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005
10.20*	Weyco Group, Inc. 2011 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 3, 2011
10.20a*	Form of incentive stock option agreement for Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19a to Form 10-Q for Quarter Ended March 31, 2011
10.20b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19b to Form 10-Q for Quarter Ended March 31, 2011
10.20c*	Form of restricted stock agreement for the Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19c to Form 10-Q for Quarter Ended March 31, 2011
21	Subsidiaries of the Registrant		X
23.1	Consent of Independent Registered Public Accounting Firm dated March 13, 2012		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
101	The following financial information from Weyco Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consoidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
By /s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary	March 13, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 13, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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