Form 10-Q
period 2012-03-31
WEYCO GROUP INC
filed 2012-05-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to __________________________

Commission File Number: 0-9068

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of April 30, 2012, there were 10,901,143 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated condensed financial statements included herein have been prepared by Weyco Group, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$10,543	$10,329
Marketable securities, at amortized cost	6,538	4,745
Accounts receivable, net	54,104	43,636
Accrued income tax receivable	-	816
Inventories	51,338	62,689
Deferred income tax benefits	91	395
Prepaid expenses and other current assets	5,210	5,613
Total current assets	127,824	128,223

Marketable securities, at amortized cost	44,590	46,839
Deferred income tax benefits	3,991	3,428
Property, plant and equipment, net	31,260	31,077
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	18,234	18,081
Total assets	$271,759	$273,508

LIABILITIES AND EQUITY:
Short-term borrowings	$39,000	$37,000
Accounts payable	5,926	12,936
Dividend payable	1,742	1,742
Accrued liabilities	15,066	13,217
Accrued income taxes	1,417	-
Total current liabilities	63,151	64,895

Long-term pension liability	26,772	26,344
Other long-term liabilities	6,979	10,879

Equity:
Common stock	10,925	10,922
Capital in excess of par value	22,671	22,222
Reinvested earnings	148,260	146,266
Accumulated other comprehensive loss	(13,043)	(13,419)
Total Weyco Group, Inc. equity	168,813	165,991
Noncontrolling interest	6,044	5,399
Total equity	174,857	171,390
Total liabilities and equity	$271,759	$273,508

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)

Net sales	$75,314	$65,146
Cost of sales	47,283	40,321
Gross earnings	28,031	24,825

Selling and administrative expenses	22,198	20,016
Earnings from operations	5,833	4,809

Interest income	483	590
Interest expense	(129)	(90)
Other income and expense, net	58	56

Earnings before provision for income taxes	6,245	5,365

Provision for income taxes	2,190	1,863

Net earnings	4,055	3,502

Net earnings attributable to noncontrolling interest	186	130

Net earnings attributable to Weyco Group, Inc.	$3,869	$3,372

Weighted average shares outstanding
Basic	10,888	11,322
Diluted	11,028	11,366

Earnings per share
Basic	$0.36	$0.30
Diluted	$0.35	$0.30

Cash dividends per share	$0.16	$0.16

Comprehensive income	$4,890	$4,002

Comprehensive income attributable to noncontrolling interest	645	190

Comprehensive income attributable to Weyco Group, Inc.	$4,245	$3,812

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,055	$3,502
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	800	657
Amortization	94	46
Bad debt expense	78	26
Deferred income taxes	(442)	(61)
Net gain on remeasurement of contingent consideration	(518)	-
Net foreign currency transaction gains	(51)	(47)
Stock-based compensation	299	268
Pension expense	989	737
Net gains on disposal of assets	(3)	(13)
Increase in cash surrender value of life insurance	(135)	(141)
Changes in operating assets and liabilities, net of effects from acquisitions -
Accounts receivable	(10,554)	(5,895)
Inventories	11,351	7,884
Prepaids and other assets	315	405
Accounts payable	(7,021)	(3,938)
Accrued liabilities and other	(1,155)	(1,629)
Accrued income taxes	2,233	957
Net cash provided by operating activities	335	2,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(27,023)
Purchase of marketable securities	-	(16)
Proceeds from maturities of marketable securities	431	1,658
Proceeds from the sale of assets	-	13
Purchase of property, plant and equipment	(891)	(654)
Net cash used for investing activities	(460)	(26,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(1,748)	(1,817)
Shares purchased and retired	(133)	(305)
Proceeds from stock options exercised	136	172
Repayment of debt assumed in acquisition	-	(3,814)
Net borrowings of commercial paper	-	17,045
Proceeds from bank borrowings	2,000	15,000
Repayments of bank borrowings	-	(3,000)
Income tax benefits from stock-based compensation	22	5
Net cash provided by financing activities	277	23,286

Effect of exchange rate changes on cash and cash equivalents	62	22

Net increase in cash and cash equivalents	$214	$44

CASH AND CASH EQUIVALENTS at beginning of period	10,329	7,150

CASH AND CASH EQUIVALENTS at end of period	$10,543	$7,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$419	$1,073
Interest paid	$103	$74

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three month period are not necessarily indicative of the results for the full year.

2.	Acquisition

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company, the owner of the BOGS and Rafters footwear brands. Hereinafter in this document, The Combs Company will be referred to as “Bogs” and the individual BOGS brand will be referred to as “BOGS.” The Company acquired Bogs from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years, which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore will be paid to the seller 18 months from the date of acquisition. At the acquisition date, the Company estimated the fair value of the two contingent payments was approximately $9.8 million in aggregate. For more information regarding the contingent payments, including an estimate of fair value as of March 31, 2012, see Note 10. The acquisition of Bogs was funded with available cash and short-term borrowings under the Company’s $50 million borrowing facility.

The acquisition of Bogs was accounted for in these consolidated condensed financial statements as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Under ASC 805, the total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The Company’s final allocation of the purchase price was as follows (dollars in thousands):

Cash	$317
Accounts receivable, less reserves of $316	3,839
Inventory	2,932
Prepaids	15
Property, plant and equipment, net	7
Goodwill	11,112
Trademark	22,000
Other intangible assets	3,700
Accounts payable	(454)
Accrued liabilities	(561)
$42,907

Other intangible assets consist of customer relationships and a non-compete agreement. Goodwill reflects the excess purchase price over the fair value of net assets, and has been assigned to the Company’s North American wholesale segment (“wholesale”). All of the goodwill is expected to be deductible for tax purposes. For more information on the intangible assets acquired, see Note 5.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s first quarter 2012 results included Bogs’ operations from January 1 through March 31, 2012, while 2011 only included Bogs’ operations from March 2 through March 31, 2011. Bogs sales were $5.8 million in the first quarter of 2012 compared to $2.2 million in 2011.

Pro Forma Results of Operations

The following table provides consolidated results of operations for the three months ended March 31, 2012 compared to unaudited pro forma results of operations for the three months ended March 31, 2011 as if Bogs had been acquired on January 1, 2011. The unaudited pro forma results include adjustments to reflect additional amortization of intangible assets, interest expense and a corresponding estimate of the provision for income taxes.

	Three Months Ended March 31,
	Actual	Pro forma
	2012	2011
	(Dollars in thousands)
Net sales	$75,314	$69,514
Net earnings attributable to Weyco Group, Inc.	$3,869	$3,141

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Bogs been effective on January 1, 2011 or of the Company’s future results of operations.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$3,869	$3,372

Denominator:
Basic weighted average shares outstanding	10,888	11,322
Effect of dilutive securities:
Employee stock-based awards	140	44
Diluted weighted average shares outstanding	11,028	11,366

Basic earnings per share	$0.36	$0.30

Diluted earnings per share	$0.35	$0.30

Diluted weighted average shares outstanding for the three months ended March 31, 2012 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 717,030 shares of common stock at a weighted average price of $25.67. Diluted weighted average shares outstanding for the three months ended March 31, 2011 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 461,950 shares of common stock at a weighted average price of $26.80.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of March 31, 2012 and December 31, 2011 as reported in the Consolidated Condensed Balance Sheets (Unaudited) was $51.1 million and $51.6 million, respectively. The estimated fair market value of those marketable securities at March 31, 2012 and December 31, 2011 was $53.5 million and $54.2 million, respectively.

The unrealized gains and losses on investment securities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$2,599	$200	$2,797	$200

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2012 and determined that no other-than-temporary market value impairment exists.

5.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of March 31, 2012:

		March 31, 2012
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(43)	$157
Customer relationships	15	3,500	(253)	3,247
Total amortizable intangible assets		$3,700	$(296)	$3,404

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of December 31, 2011:

		December 31, 2011
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(33)	$167
Customer relationships	15	3,500	(195)	3,305
Total amortizable intangible assets		$3,700	$(228)	$3,472

The Company’s amortizable intangible assets are included within other assets in the Consolidated Condensed Balance Sheets (Unaudited).

6.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2012 and 2011 was:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2012
Product sales	$55,902	$5,660	$13,027	$74,589
Licensing revenues	725	-	-	725
Net sales	$56,627	$5,660	$13,027	$75,314
Earnings from operations	$4,470	$(5)	$1,368	$5,833

2011
Product sales	$47,639	$5,577	$11,426	$64,642
Licensing revenues	504	-	-	504
Net sales	$48,143	$5,577	$11,426	$65,146
Earnings from operations	$3,637	$(60)	$1,232	$4,809

7.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Benefits earned during the period	$399	$321
Interest cost on projected benefit obligation	602	595
Expected return on plan assets	(482)	(505)
Net amortization and deferral	470	326
Net pension expense	$989	$737

8.	Stock-Based Compensation Plans

During the three months ended March 31, 2012, the Company recognized approximately $299,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2008 through 2011. During the three months ended March 31, 2011, the Company recognized approximately $268,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2007 through 2010.

The following table summarizes the stock option activity under the Company’s plans for the three month period ended March 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2011	1,307,488	$21.76
Exercised	(7,900)	$17.17
Forfeited or expired	(5,550)	$27.98
Outstanding at March 31, 2012	1,294,038	$21.76	2.7	$3,975,641
Exercisable at March 31, 2012	808,760	$20.13	1.7	$3,923,608

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at March 30, 2012, the last trading day of the quarter, of $23.70 and the exercise price.

The following table summarizes stock option activity for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$57	$11
Cash received from stock option exercises	$136	$172
Income tax benefit from the exercise of stock options	$22	$5

The following table summarizes the Company’s restricted stock award activity for three month period ended March 31, 2012:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2011	38,000	$24.47
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2012	38,000	$24.47	3.1	$900,600

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on on March 30, 2012, the last trading day of the quarter, of $23.70 multiplied by the number of non-vested restricted shares outstanding.

9.	Short-Term Borrowings

At March 31, 2012, the Company had a $50 million unsecured revolving line of credit. At the end of the first quarter, the Company had $39 million of bank borrowings outstanding at an interest rate of approximately 1.0%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at March 31, 2012. The line of credit agreement expired on April 30, 2012 and was renewed for another term that expires April 30, 2013. Under the new line of credit agreement, the interest rate on bank borrowings was changed to LIBOR plus 100 basis points. Based on LIBOR rates as of April 30, 2012, the new interest rate would be approximately 1.2%.

10.	Contingent Consideration

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of Bogs two and five years following the Bogs acquisition date (in 2013 and 2016). The contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. In accordance with ASC 805, the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Condensed Balance Sheets (Unaudited) was as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Current portion	$3,411	$-
Long-term portion	5,789	9,693
Total contingent consideration	$9,200	$9,693

The fair value of the contingent payments was recorded at present value. Accordingly, the two components of the change in contingent consideration between December 31, 2011 and March 31, 2012 were the net gain on remeasurement of contingent consideration of $518,000 less interest expense of $25,000.

The current portion of contingent consideration is recorded within accrued liabilities in the Consolidated Condensed Balance Sheets (Unaudited). The long-term portion is recorded within other long-term liabilities in the Consolidated Condensed Balance Sheets (Unaudited).

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

11.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net earnings	$4,055	$3,502
Foreign currency translation adjustments	549	301
Pension liability, net of tax	286	199
Total comprehensive income	$4,890	$4,002

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Foreign currency translation adjustments	$1,013	$923
Pension liability, net of tax	(14,056)	(14,342)
Total accumulated other comprehensive loss	$(13,043)	$(13,419)

In 2012, the Company adopted new accounting guidance from the Financial Accounting Standards Board (“FASB”) related to financial statement presentation of comprehensive income. This guidance does not change the nature of or accounting for items reported within comprehensive income, and the adoption of this guidance did not impact the Company’s results of operations or financial condition.

12.	Equity

A reconciliation of the Company’s equity for the three months ended March 31, 2012 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2011	$10,922	$22,222	$146,266	$(13,419)	$5,399

Net earnings	-	-	3,869	-	186
Foreign currency translation adjustments	-	-	-	90	459
Pension liability adjustment, net of tax	-	-	-	286	-
Cash dividends declared	-	-	(1,748)	-	-
Stock options exercised	8	128	-	-	-
Stock-based compensation expense	-	299	-	-	-
Income tax benefit from stock options exercised	-	22	-	-	-
Shares purchased and retired	(5)	-	(127)	-	-

Balance, March 31, 2012	$10,925	$22,671	$148,260	$(13,043)	$6,044

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. As of March 31, 2012, the Company also had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Canada, Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 27 Company-owned retail stores in the United States and an Internet business as of March 31, 2012. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Recent Acquisition

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years, which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore will be paid to the seller 18 months from the date of acquisition. At the acquisition date, the Company’s estimate of the fair value of the contingent payments was approximately $9.8 million in aggregate. At March 31, 2012, the Company’s estimate of the fair value of the contingent payments was approximately $9.2 million in aggregate. See Note 10.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s first quarter 2012 results included Bogs’ operations from January 1 through March 31, 2012, while 2011 only included Bogs’ operations from March 2 through March 31, 2011. Bogs sales were $5.8 million in the first quarter of 2012 compared to $2.2 million in 2011. See Note 2.

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2012 were $75 million, up 16% over last year’s first quarter net sales of $65 million. North American wholesale net sales were up $8.5 million for the quarter, compared with the first quarter of 2011. The improvements in 2012 were mainly due to the inclusion of Bogs for the entire quarter as well as higher sales volumes of certain of the Company’s other wholesale brands. Retail net sales were up approximately $100,000 this quarter, compared to the same period last year. Net sales of the Company’s other businesses increased by $1.6 million.

Consolidated gross earnings were $28 million this quarter compared with $25 million for the first quarter of 2011. This increase was largely achieved through higher sales volumes across the Company, slightly offset by lower gross earnings as a percent of net sales, which were 37% for the first quarter of 2012 and 38% for the first quarter of 2011. Selling and administrative expenses were 29% of sales for the first quarter of 2012 as compared with 31% in 2011. Consolidated earnings from operations for this year’s first quarter were $5.8 million, up from $4.8 million last year.

The Company’s net earnings attributable to Weyco Group, Inc. this quarter were $3.9 million compared with $3.4 million in the same quarter last year. Diluted earnings per share for the three months ended March 31, 2012 were $0.35 per share compared with $0.30 per share in last year’s first quarter.

Financial Position Highlights

At March 31, 2012, cash and marketable securities totaled $62 million and total outstanding debt was $39 million. At December 31, 2011, cash and marketable securities totaled $62 million and total outstanding debt was $37 million.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		%
	2012	2011	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$56,627	$48,143	18%
North American Retail	5,660	5,577	1%
Other	13,027	11,426	14%
Total	$75,314	$65,146	16%

Earnings from Operations
North American Wholesale	$4,470	$3,637	23%
North American Retail	(5)	(60)	92%
Other	1,368	1,232	11%
Total	$5,833	$4,809	21%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2012 and 2011 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended March 31,		%
	2012	2011	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$18,429	$15,747	17%
Nunn Bush	18,135	16,085	13%
Florsheim	12,066	12,363	-2%
BOGS/Rafters	5,834	2,242	160%
Umi	1,438	1,110	30%
Total North American Wholesale	$55,902	$47,547	18%
Licensing	725	596	22%
Total North American Wholesale Segment	$56,627	$48,143	18%

The increases in Stacy Adams and Nunn Bush first quarter net sales were driven by higher sales volumes to department stores and national shoe chains. Florsheim net sales were down 2% for the quarter, primarily due to delayed shipments from one of the Company’s major Florsheim suppliers. Bogs was acquired on March 2, 2011. Accordingly, the Company’s 2012 results included Bogs’ operations from January 1 through March 31, 2012, while 2011 only included Bogs’ operations from March 2 through March 31, 2011.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Canada, Mexico, and certain overseas markets. The increase in 2012 was primarily due to the addition of Bogs, which contributed approximately $130,000 more licensing revenues during the quarter as compared to last year.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $4.5 million in the first quarter of 2012, compared to $3.6 million in 2011. The increase in operating earnings was primarily due to higher sales volumes across the majority of the Company’s footwear brands.

Wholesale gross earnings were 30.5% of net sales in the first quarter of 2012 compared with 30.9% in last year’s first quarter. This decrease was primarily due to upward cost pressures from the Company’s third-party overseas factories, primarily located in China and India. There continues to be upward cost pressures from those countries due to a variety of factors including higher labor, material and freight costs and changes in the strength of the U.S. dollar. Where possible, the Company has increased its selling prices to offset the effect of these increased costs, but management believes the Company will continue to incur increasing costs in the near to medium term.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three-month periods ended March 31, 2012 and 2011 were $2.6 million and $2.1 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 23% in the first quarter of 2012 and 24% in the same period last year.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were up 1% in the first quarter of 2012, compared to the same period last year. There were seven fewer domestic stores at March 31, 2012 than at March 31, 2011, three of which closed during the first quarter of 2012. Same store sales were up 14% for the quarter. The improvement in same store performance more than offset the sales volume losses from the closed locations, resulting in relatively flat sales for the quarter.

Earnings from Operations

The North American retail segment had a loss from operations of ($5,000) in the first quarter of 2012, compared to a loss of ($60,000) in the first quarter of 2011. This improvement was due to higher same store sales as well as the closing of underperforming stores during the period. Gross earnings as a percent of net sales improved to 65% this quarter, from 64% in the first quarter of 2011, which also contributed to the increase.

Selling and administrative expenses as a percent of net sales remained flat at 65% in the first quarter of 2012 and 2011. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation.

Other

The Company’s other net sales were up 14% for the quarter. The majority of the Company’s other net sales are generated by Florsheim Australia. For the quarter ended March 31, 2012, Florsheim Australia’s net sales were up 17% compared to the same period last year. In local currency, Florsheim Australia’s net sales were up 12% this quarter, due to higher sales volumes in Florsheim Australia’s wholesale and retail businesses. The rest of the increase was caused by the strengthening of the Australian dollar relative to the U.S. dollar.

Collectively, the operating earnings of the Company’s other businesses in the first quarter of 2012 were up $140,000, compared to 2011. The increase in operating earnings was mainly due to higher sales volumes.

Other income and expense and taxes

Interest income for 2012 was down approximately $100,000 compared to the first quarter of 2011, primarily due to a lower average investment balance this year compared to last year. Interest expense increased to $129,000 in the first quarter of 2012 from $90,000 in 2011. The increase is due to additional debt outstanding on the Company’s revolving line of credit.

The Company’s effective tax rate for the quarter ended March 31, 2012 was 35.1% as compared with 34.7% for the same period of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash, short-term marketable securities and its revolving line of credit. During the first three months of 2012, the Company generated $335,000 of cash from operating activities compared with $2.8 million in the same period one year ago. The decrease was primarily due to changes in operating assets and liabilities, and most significantly the accounts receivable and accounts payable balances. Capital expenditures were $891,000 in the first three months of 2012 compared with $654,000 in the first three months of 2011. Management estimates that annual capital expenditures for 2012 are expected to be between $6 million and $8 million.

The Company paid cash dividends of $1.7 million and $1.8 million during the three months ended March 31, 2012 and 2011, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first quarter of 2012, the Company repurchased 5,771 shares at a total cost of $133,000. As of March 31, 2012, the Company had 1,103,176 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

At March 31, 2012, the Company had a $50 million unsecured revolving line of credit. At the end of the first quarter, the Company had $39 million of bank borrowings outstanding at an interest rate of approximately 1.0%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at March 31, 2012. The line of credit agreement expired on April 30, 2012 and was renewed for another term that expires April 30, 2013. Under the new line of credit agreement, the interest rate on bank borrowings was changed to LIBOR plus 100 basis points. Based on LIBOR rates as of April 30, 2012, the new interest rate would be approximately 1.2%.

In conjunction with the Bogs acquisition, the Company has a holdback payment due in the third quarter of 2012 and contingent payments due in 2013 and 2016. See Notes 2 and 10.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business for at least one year, although there can be no assurances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended March 31, 2012.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

1/1/2012 - 1/31/2012	-	$-	-	1,108,947

2/1/2012 - 2/29/2012	-	$-	-	1,108,947

3/1/2012 - 3/31/2012	5,771	$22.97	5,771	1,103,176

Total	5,771	$22.97	5,771

(1)	In April 1998, the Company's Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 5,500,000 shares.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2012

WEYCO GROUP, INC.

/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1(1)	Seventh Amendment to Second Amended and Restated Credit Agreement, dated April 30, 2012		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consoidated Condensed Statements of Earnings; (iii) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

(1) Represents a non-material amendment to the Amended and Restated Credit Agreement