Form 10-Q
period 2012-06-30
WEYCO GROUP INC
filed 2012-08-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to _______________

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

Yes ☐ No ☒

As of August 1, 2012, there were 10,873,612 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$9,266	$10,329
Marketable securities, at amortized cost	5,513	4,745
Accounts receivable, net	38,246	43,636
Accrued income tax receivable	1,211	816
Inventories	60,615	62,689
Deferred income tax benefits	100	395
Prepaid expenses and other current assets	5,178	5,613
Total current assets	120,129	128,223

Marketable securities, at amortized cost	43,118	46,839
Deferred income tax benefits	4,205	3,428
Property, plant and equipment, net	31,583	31,077
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	18,270	18,081
Total assets	$263,165	$273,508

LIABILITIES AND EQUITY:
Short-term borrowings	$34,000	$37,000
Accounts payable	4,405	12,936
Dividend payable	1,848	1,742
Accrued liabilities	14,387	13,217
Total current liabilities	54,640	64,895

Long-term pension liability	27,107	26,344
Other long-term liabilities	7,832	10,879

Equity:
Common stock	10,882	10,922
Capital in excess of par value	24,730	22,222
Reinvested earnings	145,104	146,266
Accumulated other comprehensive loss	(13,325)	(13,419)
Total Weyco Group, Inc. equity	167,391	165,991
Noncontrolling interest	6,195	5,399
Total equity	173,586	171,390
Total liabilities and equity	$263,165	$273,508

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)

Net sales	$60,333	$56,550	$135,647	$121,696
Cost of sales	37,455	33,887	84,738	74,208
Gross earnings	22,878	22,663	50,909	47,488

Selling and administrative expenses	19,476	19,930	41,674	39,946
Earnings from operations	3,402	2,733	9,235	7,542

Interest income	483	586	966	1,176
Interest expense	(116)	(137)	(245)	(227)
Other income and expense, net	(123)	52	(65)	108

Earnings before provision for income taxes	3,646	3,234	9,891	8,599

Provision for income taxes	1,094	946	3,284	2,809

Net earnings	2,552	2,288	6,607	5,790

Net earnings attributable to noncontrolling interest	333	351	519	481

Net earnings attributable to Weyco Group, Inc.	$2,219	$1,937	$6,088	$5,309

Weighted average shares outstanding
Basic	10,865	11,120	10,877	11,221
Diluted	10,982	11,239	11,005	11,358

Earnings per share
Basic	$0.20	$0.17	$0.56	$0.47
Diluted	$0.20	$0.17	$0.55	$0.47

Cash dividends per share	$0.17	$0.16	$0.33	$0.32

Comprehensive income	$2,088	$2,689	$6,978	$6,691

Comprehensive income attributable to noncontrolling interest	151	420	796	610

Comprehensive income attributable to Weyco Group, Inc.	$1,937	$2,269	$6,182	$6,081

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,607	$5,790
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,603	1,342
Amortization	184	83
Bad debt expense	152	99
Deferred income taxes	(841)	(957)
Net gain on remeasurement of contingent consideration	(1,219)	-
Net foreign currency transaction losses (gains)	90	(121)
Stock-based compensation	598	597
Pension expense	1,869	1,474
Net losses (gains) on disposal of property, plant and equipment	3	(13)
Increase in cash surrender value of life insurance	(115)	(127)
Changes in operating assets and liabilities, net of effects from acquisitions -
Accounts receivable	5,244	8,083
Inventories	2,082	4,662
Prepaids and other assets	376	1,060
Accounts payable	(8,547)	(3,484)
Accrued liabilities and other	(1,099)	(1,320)
Accrued income taxes	(392)	(2,281)
Net cash provided by operating activities	6,595	14,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(27,023)
Purchase of marketable securities	-	(80)
Proceeds from maturities of marketable securities	2,905	4,035
Proceeds from the sale of property, plant and equipment	-	13
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(2,128)	(3,117)
Net cash provided by (used for) investing activities	622	(26,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,496)	(3,634)
Shares purchased and retired	(3,812)	(10,205)
Proceeds from stock options exercised	1,566	725
Repayment of debt assumed in acquisition	-	(3,814)
Net borrowings of commercial paper	-	19,950
Proceeds from bank borrowings	9,000	31,000
Repayments of bank borrowings	(12,000)	(20,000)
Income tax benefits from stock-based compensation	469	341
Net cash (used for) provided by financing activities	(8,273)	14,363

Effect of exchange rate changes on cash and cash equivalents	(7)	102

Net (decrease) increase in cash and cash equivalents	$(1,063)	$3,025

CASH AND CASH EQUIVALENTS at beginning of period	10,329	7,150

CASH AND CASH EQUIVALENTS at end of period	$9,266	$10,175

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,010	$4,751
Interest paid	$191	$221

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the full year.

2.	Acquisition

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company, the owner of the BOGS and Rafters footwear brands. Hereinafter in this document, The Combs Company will be referred to as “Bogs” and the individual BOGS brand will be referred to as “BOGS.” The Company acquired Bogs from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years (in 2013 and 2016), which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore will be paid to the seller 18 months from the date of acquisition. At the acquisition date, the Company’s estimate of the fair value of the contingent payments was approximately $9.8 million in aggregate. For more information regarding the contingent payments, including an estimate of fair value as of June 30, 2012, see Note 10. The acquisition of Bogs was funded with available cash and short-term borrowings under the Company’s $50 million borrowing facility.

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

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2012 results included Bogs’ operations from January 1 through June 30, 2012, while 2011 only included Bogs’ operations from March 2 through June 30, 2011. Bogs net sales were $9.4 million in the first half of 2012 compared to $4.9 million in 2011.

Pro Forma Results of Operations

The following table provides consolidated results of operations for the six months ended June 30, 2012 compared to unaudited pro forma results of operations for the six months ended June 30, 2011, as if Bogs had been acquired on January 1, 2011. The unaudited pro forma results include adjustments to reflect additional amortization of intangible assets, interest expense and a corresponding estimate of the provision for income taxes.

	Six Months Ended June 30,
	Actual	Pro forma
	2012	2011
	(Dollars in thousands)
Net sales	$135,647	$126,064
Net earnings attributable to Weyco Group, Inc.	$6,088	$5,138

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Bogs been effective on January 1, 2011 or of the Company’s future results of operations.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$2,219	$1,937	$6,088	$5,309

Denominator:
Basic weighted average shares outstanding	10,865	11,120	10,877	11,221
Effect of dilutive securities:
Employee stock-based awards	117	119	128	137
Diluted weighted average shares outstanding	10,982	11,239	11,005	11,358

Basic earnings per share	$0.20	$0.17	$0.56	$0.47

Diluted earnings per share	$0.20	$0.17	$0.55	$0.47

Diluted weighted average shares outstanding for the three and six months ended June 30, 2012 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 805,000 shares of common stock at a weighted average price of $25.38. Diluted weighted average shares outstanding for the three and six months ended June 30, 2011 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 460,675 shares of common stock at a weighted average price of $26.80.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of June 30, 2012 and December 31, 2011 as reported in the Consolidated Condensed Balance Sheets (Unaudited) was $48.6 million and $51.6 million, respectively. The estimated fair market value of those marketable securities as of June 30, 2012 and December 31, 2011 was $51.2 million and $54.2 million, respectively.

The unrealized gains and losses on investment securities as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$2,756	$200	$2,797	$200

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2012 and determined that no other-than-temporary market value impairment exists.

5.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of June 30, 2012:

		June 30, 2012
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(53)	$147
Customer relationships	15	3,500	(311)	3,189
Total amortizable intangible assets		$3,700	$(364)	$3,336

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six months ended June 30, 2012 and 2011 was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2012
Product sales	$43,076	$5,589	$11,129	$59,794
Licensing revenues	539	-	-	539
Net sales	$43,615	$5,589	$11,129	$60,333
Earnings from operations	$2,092	$37	$1,273	$3,402

2011
Product sales	$38,838	$5,866	$11,289	$55,993
Licensing revenues	557	-	-	557
Net sales	$39,395	$5,866	$11,289	$56,550
Earnings from operations	$1,017	$202	$1,514	$2,733

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2012
Product sales	$98,978	$11,249	$24,156	$134,383
Licensing revenues	1,264	-	-	1,264
Net sales	$100,242	$11,249	$24,156	$135,647
Earnings from operations	$6,562	$32	$2,641	$9,235

2011
Product sales	$86,385	$11,443	$22,715	$120,543
Licensing revenues	1,153	-	-	1,153
Net sales	$87,538	$11,443	$22,715	$121,696
Earnings from operations	$4,654	$142	$2,746	$7,542

7.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Benefits earned during the period	$369	$321	$768	$642
Interest cost on projected benefit obligation	573	595	1,175	1,191
Expected return on plan assets	(492)	(505)	(974)	(1,010)
Net amortization and deferral	430	326	900	651
Net pension expense	$880	$737	$1,869	$1,474

8.	Stock-Based Compensation Plans

During the three and six months ended June 30, 2012, the Company recognized approximately $299,000 and $598,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2008 through 2011. During the three and six months ended June 30, 2011, the Company recognized approximately $329,000 and $597,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2007 through 2010.

The following table summarizes the stock option activity under the Company’s plans for the six-month period ended June 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2011	1,307,488	$21.76
Exercised	(125,496)	$12.48
Forfeited or expired	(10,150)	$26.73
Outstanding at June 30, 2012	1,171,842	$22.71	2.64	$2,339,032
Exercisable at June 30, 2012	689,564	$21.48	1.63	$2,331,355

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 29, 2012, the last trading day of the quarter, of $23.18 and the exercise price.

The following table summarizes stock option activity for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,147	$862	$1,204	$874
Cash received from stock option exercises	$1,430	$553	$1,566	$725
Income tax benefit from the exercise of stock options	$447	$336	$469	$341

The following table summarizes the Company’s restricted stock award activity for six-month period ended June 30, 2012:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2011	38,000	$24.47
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2012	38,000	$24.47	2.53	$880,840

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on on June 29, 2012, the last trading day of the quarter, of $23.18 multiplied by the number of non-vested restricted shares outstanding.

9.	Short-Term Borrowings

At June 30, 2012, the Company had a $50 million unsecured revolving line of credit. At the end of the second quarter, the Company had $34 million of bank borrowings outstanding at an interest rate of approximately 1.2%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at June 30, 2012. The line of credit agreement expired on April 30, 2012 and was renewed for another term that expires on April 30, 2013. Under the current line of credit agreement, the interest rate on bank borrowings is LIBOR plus 100 basis points.

10.	Contingent Consideration

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of Bogs two and five years following the Bogs acquisition date (in 2013 and 2016). The estimate of contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. In accordance with ASC 805, the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Condensed Balance Sheets (Unaudited) was as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Current portion	$2,025	$-
Long-term portion	6,496	9,693
Total contingent consideration	$8,521	$9,693

The fair value of the contingent payments was recorded at present value. Accordingly, the two components of the change in contingent consideration between December 31, 2011 and June 30, 2012 were the net gain on remeasurement of contingent consideration of approximately $1,219,000 less interest expense of $47,000. The net gain was recorded within selling and administrative expenses in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited). The reduction in the liability was largely due to a decrease in the Company’s estimate of the 2013 contingent payment, as a result of lower Bogs net sales relative to the Company’s original projections.

The current portion of contingent consideration is recorded within accrued liabilities in the Consolidated Condensed Balance Sheets (Unaudited). The long-term portion is recorded within other long-term liabilities in the Consolidated Condensed Balance Sheets (Unaudited). The total contingent consideration has been assigned to the Company’s wholesale segment.

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820. The fair value measurement was determined using a probability-weighted model which includes various estimates related to Bogs’ future sales levels and gross margins. As of June 30, 2012, management estimates that the range of potential payments is $5 million to $12 million in aggregate.

11.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net earnings	$2,552	$2,288	$6,607	$5,790
Foreign currency translation adjustments	(743)	203	(194)	504
Pension liability, net of tax of $178, $127, $361 and $254, respectively	279	198	565	397
Total comprehensive income	$2,088	$2,689	$6,978	$6,691

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Foreign currency translation adjustments	$452	$923
Pension liability, net of tax	(13,777)	(14,342)
Total accumulated other comprehensive loss	$(13,325)	$(13,419)

In 2012, the Company adopted new accounting guidance from the Financial Accounting Standards Board related to the financial statement presentation of comprehensive income. This guidance does not change the nature of or accounting for items reported within comprehensive income, and the adoption of this guidance did not impact the Company’s results of operations or financial condition.

12.	Equity

A reconciliation of the Company’s equity for the six months ended June 30, 2012 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2011	$10,922	$22,222	$146,266	$(13,419)	$5,399

Net earnings	-	-	6,088	-	519
Foreign currency translation adjustments	-	-	-	(471)	277
Pension liability adjustment, net of tax	-	-	-	565	-
Cash dividends declared	-	-	(3,603)	-	-
Stock options exercised	125	1,441	-	-	-
Stock-based compensation expense	-	598	-	-	-
Income tax benefit from stock options exercised	-	469	-	-	-
Shares purchased and retired	(165)	-	(3,647)	-	-

Balance, June 30, 2012	$10,882	$24,730	$145,104	$(13,325)	$6,195

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. As of June 30, 2012, the Company also had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 26 Company-owned retail stores in the United States and an Internet business as of June 30, 2012. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Acquisition

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years (in 2013 and 2016), which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore will be paid to the seller 18 months from the date of acquisition. At the acquisition date, the Company’s estimate of the fair value of the contingent payments was approximately $9.8 million in aggregate. At June 30, 2012, the Company’s estimate of the fair value of the contingent payments was approximately $8.5 million in aggregate. See Note 10.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2012 results included Bogs’ operations from January 1 through June 30, 2012, while 2011 only included Bogs’ operations from March 2 through June 30, 2011. Bogs net sales were $9.4 million for the six months ended June 30, 2012 compared to $4.9 million in 2011. See Note 2.

Second Quarter Highlights

Consolidated net sales for the second quarter of 2012 were $60.3 million, up 7% over last year’s second quarter net sales of $56.6 million. North American wholesale net sales were up $4.2 million for the quarter compared with the second quarter of 2011. The improvements in 2012 were across the majority of the Company’s wholesale brands. Retail net sales decreased approximately $277,000 in the second quarter compared to the same period last year. Net sales of the Company’s other businesses were relatively flat compared with the second quarter of 2011.

Consolidated gross earnings were $22.9 million this quarter compared with $22.7 million in the second quarter of 2011. This increase was largely achieved through higher sales volumes across the Company, offset by lower gross earnings as a percent of net sales, which were 37.9% for the second quarter of 2012 and 40.1% for the second quarter of 2011. Selling and administrative expenses were 32% of sales for the second quarter of 2012 as compared with 35% in 2011. Consolidated earnings from operations for this year’s second quarter were $3.4 million, up from $2.7 million last year.

The Company’s net earnings attributable to Weyco Group, Inc. this quarter were $2.2 million compared with $1.9 million in the same quarter last year. Diluted earnings per share for the three months ended June 30, 2012 were $0.20 per share compared with $0.17 per share in last year’s second quarter.

Year to Date Highlights

Consolidated net sales for the first half of 2012 were $135.6 million compared with $121.7 million last year. North American wholesale sales increased to $100.2 million in the first half of this year compared with $87.5 million last year. These increases were primarily due to higher sales volumes across the majority of the Company’s wholesale brands. The acquisition of Bogs also contributed to the wholesale sales increase this year. Bogs contributed $9.4 million in net sales this year, compared with $4.9 million last year. Sales in the retail segment were relatively flat year-to-date, and sales in the Company’s other businesses increased $1.4 million.

Consolidated gross earnings were $50.9 million this year compared with $47.5 million last year. This was achieved through higher sales volumes across the wholesale brands, slightly offset by lower gross margins. Selling and administrative expenses as a percent of sales decreased slightly since last year, as wholesale selling and administrative expenses as a percent of sales decreased while retail selling and administrative expenses as a percent of sales increased slightly. Consolidated earnings from operations year to date in 2012 were $9.2 million compared with $7.5 million last year.

Consolidated net earnings attributable to Weyco Group, Inc. for the six months ended June 30, 2012 were $6.1 million compared with $5.3 million in 2011. Diluted earnings per share to date through June 30, 2012 were $0.55 compared with $0.47 for the same period in 2011.

Financial Position Highlights

At June 30, 2012 cash and marketable securities totaled $58 million and total outstanding debt was $34 million. At December 31, 2011, cash and marketable securities totaled $62 million and total outstanding debt was $37 million.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$43,615	$39,395	11%	$100,242	$87,538	15%
North American Retail	5,589	5,866	-5%	11,249	11,443	-2%
Other	11,129	11,289	-1%	24,156	22,715	6%
Total	$60,333	$56,550	7%	$135,647	$121,696	11%

Earnings from Operations
North American Wholesale	$2,092	$1,017	106%	$6,562	$4,654	41%
North American Retail	37	202	-82%	32	142	-77%
Other	1,273	1,514	-16%	2,641	2,746	-4%
Total	$3,402	$2,733	24%	$9,235	$7,542	22%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2012 and 2011 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$13,172	$11,658	13%	$31,601	$27,405	15%
Nunn Bush	15,410	14,091	9%	33,545	30,176	11%
Florsheim	10,550	10,024	5%	22,616	22,387	1%
BOGS/Rafters	3,538	2,644	34%	9,372	4,885	92%
Umi	406	421	-4%	1,844	1,532	20%
Total North American Wholesale	$43,076	$38,838	11%	$98,978	$86,385	15%
Licensing	539	557	-3%	1,264	1,153	10%
Total North American Wholesale Segment	$43,615	$39,395	11%	$100,242	$87,538	15%

The increases in Stacy Adams second quarter and year to date net sales were driven by higher sales volumes to department stores and national shoe chains. The increases in Nunn Bush second quarter and year to date net sales were driven by higher sales volumes to department stores. Florsheim net sales increased due to higher sales volumes with national shoe chains and independents. Bogs was acquired on March 2, 2011. Accordingly, the Company’s 2012 results included Bogs’ operations from January 1 through June 30, 2012, while 2011 only included Bogs’ operations from March 2 through June 30, 2011.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Canada, Mexico, and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $2.1 million in the second quarter of 2012, compared to $1.0 million in 2011. For the six months ended June 30, 2012, earnings from operations for the North American wholesale segment were $6.6 million, up from $4.7 million from the same period last year.

Wholesale gross earnings increased $480,000 and $2.9 million for the three and six months ended June 30, 2012, respectively, due to higher sales volumes, which were slightly offset by lower gross margins as a percent of net sales. Wholesale gross earnings were 29.3% of net sales in the second quarter of 2012 compared with 31.3% in last year’s second quarter. For the six months ended June 30, wholesale gross earnings were 30.0% of net sales in 2012 compared with 31.1% in 2011. This decrease was primarily due to upward cost pressures from the Company’s third-party overseas factories, primarily located in China and India. There continues to be upward cost pressures from those countries due to a variety of factors including higher labor, material and freight costs. Where possible, the Company has increased its selling prices to offset the effect of these increased costs.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three-month periods ended June 30, 2012 and 2011 were $2.3 million and $2.0 million, respectively. For the six month periods ended June 30, 2012 and 2011, distribution costs were $4.9 million and $4.0 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 25% this quarter compared with 29% in the same quarter last year. For the six months ended June 30, wholesale selling and administrative expenses were 24% of net sales in 2012 and 26% of net sales in 2011. The decreases in selling and administrative expenses as a percent of sales were mainly due to sales volume increases, as many of the Company’s selling and administrative expenses are fixed in nature. In addition, during 2012, selling and administrative expenses for the quarter and year-to-date were reduced by approximately $700,000 and $1.2 million, respectively, for period end remeasurements of the estimated liability for future payments due to the former owners of the BOGS and Rafters brands. The reduction in the estimated liability was due to lower Bogs net sales relative to the Company’s original projections. Sales volumes in late 2011 and early 2012 were down due to the mild winter experienced in the U.S. This could also affect overall sales in 2012, as retailers often carry over excess stock to the next season.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased $277,000 or 5% in the second quarter of 2012, compared to the same period last year and down $194,000 or 2% for the six months ended June 30, 2012 compared with the same period last year. There were five fewer domestic stores at June 30, 2012 than at June 30, 2011, as the Company has been closing unprofitable stores. Same store sales were up 5% for the quarter and up 9% for the first half of 2012.

Earnings from Operations

For the quarter and six months ended June 30, retail earnings from operations decreased $165,000 and $110,000 respectively, in 2012 compared with the same periods last year.

Second quarter gross earnings as a percent of net retail sales were approximately level with the prior year at 64.1% this year and 64.0% last year. For the six months ended June 30, gross earnings as a percent of net retail sales were 64.4% for 2012 and 63.9% last year.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 64% in the second quarter of 2012 and 61% in last year’s second quarter. To date in 2012, selling and administrative expenses were 64% of net sales compared with 63% of net sales for the first half of 2011. In May 2012, the Company paid a one-time fee of $208,000 to terminate the lease of an unprofitable retail store. This was included in second quarter 2012 selling and administrative expenses and was the cause of the increase in selling and administrative expenses for the quarter and year-to-date, and consequently, represented the majority of the decrease in operating earnings for the periods.

Other

The Company’s other net sales decreased 1% for the quarter and increased 6% for the first half of the year compared to the same periods last year. The majority of the Company’s other net sales are generated by Florsheim Australia. For the quarter and six months ended June 30, 2012, Florsheim Australia’s net sales were up 3% and 9% respectively. The quarter and year to date increases were achieved through higher sales in both its wholesale and retail businesses. Florsheim Europe’s sales decreased for the second quarter and first six months compared to last year due to lower wholesale sales.

Collectively, the operating earnings of the Company’s other businesses for the quarter and six months ended June 30, 2012 decreased $241,000 and $105,000, respectively, compared to 2011.

In June 2012, Florsheim Australia partnered with Pitanco Shoes to expand its wholesale and retail presence in the Chinese market. Pitanco is a manufacturer, distributor and retailer of men’s and woman’s leather shoes, handbags, travel goods, and accessories. It currently operates over 1,000 Pitanco branded shoe stores and shop in shops located in many cities throughout China. This partnership agreement is not material to the Company at this time.

Other income and expense and taxes

Interest income for the quarter and six months ended June 30, 2012 was down approximately $103,000 and $210,000, respectively, compared to the same periods last year, primarily due to a lower average investment balance this year compared to last year. Interest expense was relatively flat for the quarter and year-to-date.

The Company’s effective tax rate for the quarter ended June 30, 2012 was 30% as compared with 29% for the same period of 2011. The effective tax rate for the six months ended June 30 was 33% in both 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash, short-term marketable securities and its revolving line of credit. During the first six months of 2012, the Company generated $6.6 million of cash from operating activities compared with $14.9 million in the same period one year ago. The decrease was primarily due to changes in operating assets and liabilities, and most significantly in the accounts payable balance. Capital expenditures were $2.1 million in the first half of 2012 compared with $3.1 million last year. Management estimates that annual capital expenditures for 2012 are expected to be between $7 million and $8 million.

The Company paid cash dividends of $3.5 million and $3.6 million during the six months ended June 30, 2012 and 2011, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first half of 2012, the Company repurchased 165,986 shares at a total cost of $3.8 million. As of June 30, 2012, the Company had 942,961 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

At June 30, 2012, the Company had a $50 million unsecured revolving line of credit. At the end of the second quarter, the Company had $34 million of bank borrowings outstanding at an interest rate of approximately 1.2%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at June 30, 2012. The line of credit agreement expired on April 30, 2012 and was renewed for another term that expires April 30, 2013. Under the current line of credit agreement, the interest rate on bank borrowings is LIBOR plus 100 basis points.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended June 30, 2012.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

4/1/2012 - 4/30/2012	23,452	$22.76	23,452	1,079,724

5/1/2012 - 5/31/2012	95,997	$23.03	95,997	983,727

6/1/2012 - 6/30/2012	40,766	$22.96	40,766	942,961

Total	160,215	$22.97	160,215

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

WEYCO GROUP, INC.

Dated: August 9, 2012	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1 (1)	Seventh Amendment to Second Amended and Restated Credit Agreement, dated April 30, 2012	Exhibit 10.1 to Form 10-Q filed May 8, 2012

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consoidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

(1) Represents a non-material amendment to the Amended and Restated Credit Agreement