Form 10-Q
period 2012-09-30
WEYCO GROUP INC
filed 2012-11-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

              Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 0-9068

WEYCO GROUP, INC
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

Large accelerated filer☐ Accelerated filer☒ Non-accelerated filer☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

As of October 31, 2012, there were 10,844,734 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated condensed financial statements included herein have been prepared by Weyco Group, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements and notes be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$7,529	$10,329
Marketable securities, at amortized cost	6,873	4,745
Accounts receivable, net	58,627	43,636
Accrued income tax receivable	-	816
Inventories	62,839	62,689
Deferred income tax benefits	286	395
Prepaid expenses and other current assets	4,449	5,613
Total current assets	140,603	128,223

Marketable securities, at amortized cost	38,720	46,839
Deferred income tax benefits	4,429	3,428
Property, plant and equipment, net	34,137	31,077
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	18,596	18,081
Total assets	$282,345	$273,508

LIABILITIES AND EQUITY:
Short-term borrowings	$44,000	$37,000
Accounts payable	9,536	12,936
Dividend payable	1,841	1,742
Accrued liabilities	13,277	13,217
Accrued income tax payable	1,401	-
Total current liabilities	70,055	64,895

Long-term pension liability	27,455	26,344
Other long-term liabilities	7,786	10,879

Equity:
Common stock	10,845	10,922
Capital in excess of par value	25,808	22,222
Reinvested earnings	146,660	146,266
Accumulated other comprehensive loss	(12,782)	(13,419)
Total Weyco Group, Inc. equity	170,531	165,991
Noncontrolling interest	6,518	5,399
Total equity	177,049	171,390
Total liabilities and equity	$282,345	$273,508

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)

Net sales	$79,473	$74,601	$215,120	$196,297
Cost of sales	49,027	46,061	133,765	120,269
Gross earnings	30,446	28,540	81,355	76,028

Selling and administrative expenses	22,338	21,823	64,012	61,769
Earnings from operations	8,108	6,717	17,343	14,259

Interest income	438	543	1,404	1,719
Interest expense	(143)	(124)	(388)	(351)
Other income and expense, net	10	(62)	(55)	46

Earnings before provision for income taxes	8,413	7,074	18,304	15,673

Provision for income taxes	2,961	2,525	6,245	5,334

Net earnings	5,452	4,549	12,059	10,339

Net earnings attributable to noncontrolling interest	260	140	779	621

Net earnings attributable to Weyco Group, Inc.	$5,192	$4,409	$11,280	$9,718

Weighted average shares outstanding
Basic	10,827	10,946	10,860	11,128
Diluted	10,911	11,037	10,974	11,251

Earnings per share
Basic	$0.48	$0.40	$1.04	$0.87
Diluted	$0.48	$0.40	$1.03	$0.86

Cash dividends per share	$0.17	$0.16	$0.50	$0.48

Comprehensive income	$6,058	$3,369	$13,036	$10,060

Comprehensive income attributable to noncontrolling interest	323	(269)	1,119	341

Comprehensive income attributable to Weyco Group, Inc.	$5,735	$3,638	$11,917	$9,719

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,059	$10,339
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities -
Depreciation	2,442	2,085
Amortization	249	178
Bad debt expense	173	133
Deferred income taxes	(1,381)	(1,420)
Net gain on remeasurement of contingent consideration	(1,681)	-
Net foreign currency transaction losses	83	303
Stock-based compensation	896	896
Pension contribution	-	(1,600)
Pension expense	2,638	2,212
Net gain on sale of marketable securities	-	(346)
Net losses (gains) on disposal of property, plant and equipment	3	(13)
Increase in cash surrender value of life insurance	(250)	(268)
Changes in operating assets and liabilities, net of effects from acquisitions -
Accounts receivable	(15,163)	(8,328)
Inventories	(145)	2,483
Prepaids and other assets	848	736
Accounts payable	(3,401)	(1,785)
Accrued liabilities and other	362	111
Accrued income taxes	2,217	(351)
Net cash (used for) provided by operating activities	(51)	5,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(27,023)
Purchase of marketable securities	-	(1,154)
Proceeds from maturities and sales of marketable securities	5,947	11,349
Proceeds from the sale of property, plant and equipment	-	14
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(5,411)	(4,013)
Net cash provided by (used for) investing activities	381	(20,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(5,351)	(5,396)
Shares purchased and retired	(5,684)	(12,132)
Proceeds from stock options exercised	2,216	1,059
Payment of indemnification holdback	(2,000)	-
Repayment of debt assumed in acquisition	-	(3,814)
Net repayments of commercial paper	-	(5,000)
Proceeds from bank borrowings	22,000	68,000
Repayments of bank borrowings	(15,000)	(24,000)
Income tax benefits from stock-based compensation	643	457
Net cash (used for) provided by financing activities	(3,176)	19,174

Effect of exchange rate changes on cash and cash equivalents	46	(88)

Net (decrease) increase in cash and cash equivalents	$(2,800)	$3,469

CASH AND CASH EQUIVALENTS at beginning of period	10,329	7,150

CASH AND CASH EQUIVALENTS at end of period	$7,529	$10,619

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,665	$5,304
Interest paid	$309	$354

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full year.

2.	Acquisition

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company, the owner of the BOGS and Rafters footwear brands. Hereinafter in this document, The Combs Company will be referred to as “Bogs” and the individual BOGS brand will be referred to as “BOGS.” The Company acquired Bogs from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years (in 2013 and 2016), which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore were to be paid to the seller 18 months from the date of acquisition. This holdback was paid in full to the former shareholders of Bogs in the third quarter of 2012. At the acquisition date, the Company’s estimate of the fair value of the contingent payments was approximately $9.8 million in aggregate. For more information regarding the contingent payments, including an estimate of fair value as of September 30, 2012, see Note 10. The acquisition of Bogs was funded with available cash and short-term borrowings under the Company’s borrowing facility.

The acquisition of Bogs was accounted for as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Under ASC 805, the total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The Company’s final allocation of the purchase price was as follows (dollars in thousands):

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

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2012 results included Bogs operations from January 1 through September 30, 2012, while 2011 only included Bogs operations from March 2 through September 30, 2011. Bogs net sales were $24.9 million in the first nine months of 2012 compared to $15.6 million in 2011.

Pro Forma Results of Operations

The following table provides consolidated results of operations for the nine months ended September 30, 2012 compared to unaudited pro forma results of operations for the nine months ended September 30, 2011, as if Bogs had been acquired on January 1, 2011. The unaudited pro forma results include adjustments to reflect additional amortization of intangible assets, interest expense and a corresponding estimate of the provision for income taxes.

	Nine Months Ended September 30,
	Actual	Pro forma
	2012	2011
	(Dollars in thousands)
Net sales	$215,120	$200,665
Net earnings attributable to Weyco Group, Inc.	$11,280	$9,548

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Bogs been effective on January 1, 2011 or the Company’s future results of operations.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$5,192	$4,409	$11,280	$9,718

Denominator:
Basic weighted average shares outstanding	10,827	10,946	10,860	11,128
Effect of dilutive securities:
Employee stock-based awards	84	91	114	123
Diluted weighted average shares outstanding	10,911	11,037	10,974	11,251

Basic earnings per share	$0.48	$0.40	$1.04	$0.87

Diluted earnings per share	$0.48	$0.40	$1.03	$0.86

Diluted weighted average shares outstanding for the three and nine months ended September 30, 2012 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 711,330 shares of common stock at a weighted average price of $25.68. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2011 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 451,500 shares of common stock at a weighted average price of $26.81.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all security investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$6,873	$6,975	$4,745	$4,781
Due from one through five years	27,549	28,968	32,679	34,184
Due from six through ten years	11,171	12,095	14,160	15,216
Total	$45,593	$48,038	$51,584	$54,181

The unrealized gains and losses on investment securities as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$2,645	$200	$2,797	$200

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2012 and determined that no other-than-temporary market value impairment exists.

5.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of September 30, 2012:

		September 30, 2012
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(63)	$137
Customer relationships	15	3,500	(369)	3,131
Total amortizable intangible assets		$3,700	$(432)	$3,268

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine months ended September 30, 2012 and 2011 was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2012
Product sales	$60,198	$5,521	$12,916	$78,635
Licensing revenues	838	-	-	838
Net sales	$61,036	$5,521	$12,916	$79,473
Earnings from operations	$6,559	$322	$1,227	$8,108

2011
Product sales	$55,466	$5,812	$12,231	$73,509
Licensing revenues	1,092	-	-	1,092
Net sales	$56,558	$5,812	$12,231	$74,601
Earnings from operations	$4,971	$245	$1,501	$6,717

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2012
Product sales	$159,175	$16,771	$37,072	$213,018
Licensing revenues	2,102	-	-	2,102
Net sales	$161,277	$16,771	$37,072	$215,120
Earnings from operations	$13,121	$355	$3,867	$17,343

2011
Product sales	$141,850	$17,256	$34,945	$194,051
Licensing revenues	2,246	-	-	2,246
Net sales	$144,096	$17,256	$34,945	$196,297
Earnings from operations	$9,633	$386	$4,240	$14,259

7.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Benefits earned during the period	$352	$321	$1,120	$963
Interest cost on projected benefit obligation	571	595	1,746	1,786
Expected return on plan assets	(510)	(505)	(1,484)	(1,514)
Net amortization and deferral	356	326	1,256	977
Net pension expense	$769	$737	$2,638	$2,212

8.	Stock-Based Compensation Plans

During the three and nine months ended September 30, 2012, the Company recognized approximately $298,000 and $896,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2008 through 2011. During the three and nine months ended September 30, 2011, the Company recognized approximately $298,000 and $896,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2007 through 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2011	1,307,488	$21.76
Exercised	(169,646)	$13.06
Forfeited or expired	(11,250)	$26.49
Outstanding at September 30, 2012	1,126,592	$23.02	2.46	$2,576,000
Exercisable at September 30, 2012	645,364	$21.94	1.42	$2,436,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on September 28, 2012, the last trading day of the quarter, of $24.35 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes stock option activity for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$446	$300	$1,650	$1,174
Cash received from stock option exercises	$650	$333	$2,216	$1,059
Income tax benefit from the exercise of stock options	$174	$117	$643	$457

The following table summarizes the stock option activity under the Company’s plans for the nine-month period ended September 30, 2012:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2011	38,000	$24.47
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2012	38,000	$24.47	2.27	$925,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on September 28, 2012, the last trading day of the quarter, of $24.35 multiplied by the number of non-vested restricted shares outstanding.

9.	Short-Term Borrowings

At September 30, 2012, the Company had a $50 million unsecured revolving line of credit. At the end of the third quarter, the Company had $44 million of bank borrowings outstanding at an interest rate of approximately 1.2%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at September 30, 2012. Under the line of credit agreement, the interest rate on bank borrowings is LIBOR plus 100 basis points. The facility expires on April 30, 2013.

Effective November 2, 2012, the Company amended the line of credit agreement to increase the amount of the borrowing facility from $50 million to $60 million. No other terms or conditions of the line of credit agreement were amended.

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

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Condensed Balance Sheets (Unaudited) was as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Current portion	$1,630	$-
Long-term portion	6,451	9,693
Total contingent consideration	$8,081	$9,693

The fair value of the contingent payments was recorded at present value. Accordingly, the two components of the change in contingent consideration between December 31, 2011 and September 30, 2012 were the net gain on remeasurement of contingent consideration of approximately $1,681,000 less interest expense of $69,000. The net gain was recorded within selling and administrative expenses in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited). The reduction of the liability in 2012 was primarily due to a decrease in the Company’s estimate of the 2013 contingent payment as a result of lower Bogs gross margin dollars relative to the Company’s original projections.

The current portion of contingent consideration is recorded within accrued liabilities in the Consolidated Condensed Balance Sheets (Unaudited). The long-term portion is recorded within other long-term liabilities in the Consolidated Condensed Balance Sheets (Unaudited). The total contingent consideration has been assigned to the Company’s wholesale segment.

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820. The fair value measurement was determined using a probability-weighted model which includes various estimates related to Bogs future sales levels and gross margins. As of September 30, 2012, management estimates that the range of reasonably possible potential payments is $5 million to $10 million in aggregate.

11.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net earnings	$5,452	$4,549	$12,059	$10,339
Foreign currency translation adjustments	405	(1,379)	211	(875)
Pension liability, net of tax of $129, $127, $490, and $381, respectively	201	199	766	596
Total comprehensive income	$6,058	$3,369	$13,036	$10,060

Certain comprehensive income amounts in the above table for the three and nine months ended September 30, 2011 have been corrected from the amounts previously presented.

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Foreign currency translation adjustments	$794	$923
Pension liability, net of tax	(13,576)	(14,342)
Total accumulated other comprehensive loss	$(12,782)	$(13,419)

In 2012, the Company adopted new accounting guidance from the Financial Accounting Standards Board related to the financial statement presentation of comprehensive income. This guidance does not change the nature of or accounting for items reported within comprehensive income, and the adoption of this guidance did not impact the Company’s results of operations or financial condition.

12.	Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2012 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2011	$10,922	$22,222	$146,266	$(13,419)	$5,399

Net earnings	-	-	11,280	-	779
Foreign currency translation adjustments	-	-	-	(129)	340
Pension liability adjustment, net of tax	-	-	-	766	-
Cash dividends declared	-	-	(5,450)	-	-
Stock options exercised	170	2,047	-	-	-
Stock-based compensation expense	-	896	-	-	-
Income tax benefit from stock options exercised	-	643	-	-	-
Shares purchased and retired	(247)	-	(5,436)	-	-

Balance, September 30, 2012	$10,845	$25,808	$146,660	$(12,782)	$6,518

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. As of September 30, 2012, the Company also had licensing agreements with third-parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 26 Company-owned retail stores in the United States and an Internet business as of September 30, 2012. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Acquisition

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years (in 2013 and 2016), which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore were to be paid to the seller 18 months from the date of acquisition. This holdback was paid in full to the former shareholders of Bogs in the third quarter of 2012. At the acquisition date, the Company’s estimate of the fair value of the contingent payments was approximately $9.8 million in aggregate. At September 30, 2012, the Company’s estimate of the fair value of the contingent payments was approximately $8.1 million in aggregate. See Note 10.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2012 results included Bogs operations from January 1 through September 30, 2012, while 2011 only included Bogs operations from March 2 through September 30, 2011. Bogs net sales were $24.9 million for the nine months ended September 30, 2012 compared to $15.6 million in 2011. See Note 2.

On June 1, 2012, the Company took over the sales and distribution of the BOGS and Rafters brands in Canada from a third-party licensee. Consequently, Bogs wholesale sales for the third quarter increased and its licensing revenues decreased.

Third Quarter Highlights

Consolidated net sales for the third quarter of 2012 were $79.5 million, up 7% over last year’s third quarter net sales of $74.6 million. Operating earnings increased 21% to $8.1 million this quarter, from $6.7 million in 2011. Consolidated net earnings attributable to Weyco Group, Inc. were $5.2 million in the third quarter of 2012 compared with $4.4 million last year. Diluted earnings per share for the three months ended September 30, 2012 were $0.48 per share, up from $0.40 per share in last year’s third quarter.

The majority of the Company’s operations are in its North American wholesale segment, and its consolidated results primarily reflect the results of that business. North American wholesale net sales increased $4.5 million this quarter compared to the same period last year. North American wholesale operating earnings increased $1.6 million this quarter over last year’s third quarter. The takeover of the Canadian distribution of Bogs added $4.1 million in net sales and contributed to the increase in operating earnings this quarter.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2012 were $215.1 million, up 10% over last year’s year-to-date net sales of $196.3 million. Operating earnings increased 22% to $17.3 million in the first nine months of 2012, from $14.3 million in 2011. Consolidated net earnings attributable to Weyco Group, Inc. for nine months ended September 30, 2012 were $11.3 million compared with $9.7 million last year. Diluted earnings per share to date through September 30, 2012 were $1.03 per share, up from $0.86 per share for the same period in 2011.

As noted above, the Company’s consolidated results primarily reflect the results of its North American wholesale segment. North American wholesale net sales increased $17.2 million compared to the same period last year. This increase was primarily due to higher sales volumes across all of the Company’s wholesale brands, which included increased Bogs sales volumes due to the takeover of the Bogs Canadian distribution during 2012. The acquisition of Bogs also contributed to the wholesale sales increase, as 2012 net sales included Bogs sales for the entire period while 2011 only included Bogs sales from March 2, 2011 through September 30, 2011. North American wholesale operating earnings increased $3.5 million. The increase in operating earnings was primarily due to higher sales volumes as well as an adjustment to reduce the estimated liability for future payments due to the former owners of the BOGS and Rafters brands. See Note 10.

Financial Position Highlights

At September 30, 2012 cash and marketable securities totaled $53 million and total outstanding debt was $44 million. At December 31, 2011, cash and marketable securities totaled $62 million and total outstanding debt was $37 million. The Company’s main sources of cash for the first nine months of 2012 were from the maturities of marketable securities as well as borrowings under the revolving line of credit. The Company’s main uses of cash during the year-to-date period were for the payment of dividends, common stock repurchases, and the payment of an indemnification holdback to the former shareholders of Bogs. The Company also had increased capital expenditures in 2012 due to the construction to connect a new building that was acquired in 2011 to the Company’s existing distribution center.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$61,036	$56,558	8%	$161,277	$144,096	12%
North American Retail	5,521	5,812	-5%	16,771	17,256	-3%
Other	12,916	12,231	6%	37,072	34,945	6%
Total	$79,473	$74,601	7%	$215,120	$196,297	10%

Earnings from Operations
North American Wholesale	$6,559	$4,971	32%	$13,121	$9,633	36%
North American Retail	322	245	31%	355	386	-8%
Other	1,227	1,501	-18%	3,867	4,240	-9%
Total	$8,108	$6,717	21%	$17,343	$14,259	22%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2012 and 2011 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$14,300	$14,294	0%	$45,901	$41,698	10%
Nunn Bush	13,859	16,594	-16%	47,404	46,771	1%
Florsheim	14,350	11,938	20%	36,965	34,324	8%
BOGS/Rafters	15,564	10,686	46%	24,937	15,571	60%
Umi	2,125	1,954	9%	3,968	3,486	14%
Total North American Wholesale	$60,198	$55,466	9%	$159,175	$141,850	12%
Licensing	838	1,092	-23%	2,102	2,246	-6%
Total North American Wholesale Segment	$61,036	$56,558	8%	$161,277	$144,096	12%

The increase in Stacy Adams year-to-date net sales was driven by higher sales volumes with department stores and national shoe chains. The decrease in Nunn Bush third quarter net sales was largely due to lower sales volumes with department stores and national shoe chain, primarily due to limited placement of new fall styles with several accounts. Florsheim’s third quarter and year-to-date net sales increased due to higher sales volumes with department stores, chain stores and international retailers. The increase in Bogs third quarter net sales was primarily due to the Company’s takeover of Bogs distribution in Canada, effective June 1, 2012. Bogs net sales in Canada were $4.1 million this quarter. The remaining increase in Bogs third quarter net sales was due to higher sales volumes with independent retailers in the United States. Bogs was acquired on March 2, 2011. Accordingly, the Company’s year-to-date results included Bogs operations from January 1 through September 30, 2012, while 2011 only included Bogs operations from March 2 through September 30, 2011.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Canada, Mexico, and certain overseas markets. Licensing revenues decreased in the third quarter due to the Company’s takeover of the sales and distribution of BOGS and Rafters in Canada on June 1, 2012. Prior to this takeover, a third-party licensee operated that business and paid the Company royalties based on sales.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $6.6 million in the third quarter of 2012, compared with $5.0 million in 2011. For the nine months ended September 30, 2012, earnings from operations for the North American wholesale segment were $13.1 million, up from $9.6 million in the same period last year.

Wholesale gross earnings increased by $1.9 million or 11% for the three months ended September 30, 2012. This increase was achieved through higher sales volumes across several wholesale brands as well as higher gross margins as a percent of net sales. Wholesale gross earnings were 32.4% of net sales in the third quarter of 2012 compared to 31.6% in last year’s third quarter. The takeover of the Canadian distribution of Bogs contributed to the increase in third quarter wholesale gross earnings as a percent of sales.

Wholesale gross earnings increased by $4.8 million or 11% for the nine months ended September 30, 2012. This increase was due to higher sales volumes, slightly offset by lower gross margins as a percent of net sales. Wholesale gross earnings were 30.9% of net sales for the nine months ended September 30, 2012 compared with 31.3% in 2011. This decrease was primarily due to upward cost pressures from the Company’s third-party overseas factories, primarily located in China and India. There continues to be upward cost pressures from those countries due to a variety of factors including higher labor, material and freight costs. Where possible, the Company has increased its selling prices to offset the effect of these increased costs.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three-month periods ended September 30, 2012 and 2011 were $2.5 million and $2.2 million, respectively. For the nine month periods ended September 30, 2012 and 2011, distribution costs were $7.4 million and $6.3 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 22% this quarter compared to 23% in the same quarter last year. For the nine months ended September 30, wholesale selling and administrative expenses were 23% of net sales in 2012 and 25% of net sales in 2011. The decreases in selling and administrative expenses as a percent of sales were largely due to sales volume increases, as many of the Company’s selling and administrative expenses are fixed in nature. In addition, selling and administrative expenses for the current quarter and year-to-date period were reduced by approximately $461,000 and $1.7 million, respectively, for period-end remeasurements of the estimated liability for future payments due to the former owners of the BOGS and Rafters brands. The reduction of this liability was primarily due to a decrease in the Company’s estimate of the 2013 contingent payment which is based on 2011 and 2012 gross margin dollars. The Company lowered its estimate of 2012 gross margin dollars, relative to its original projections, primarily because sales of Bogs products were less than expected due to the mild winter experienced in the U.S. late in 2011 and in 2012. Also, the Company made other refinements to the estimated liability based on Bogs actual performance to date compared to previous estimates.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased $291,000 or 5% in the third quarter of 2012, compared to the same period last year and decreased $485,000 or 3% in the nine months ended September 30, 2012 compared to the same period last year. There were four fewer domestic stores at September 30, 2012 than at September 30, 2011, as the Company has been closing unprofitable stores. Same store sales were up 2% for the quarter and up 7% for the first nine months of 2012.

Earnings from Operations

Retail earnings from operations increased $77,000 or 31% in the third quarter of 2012 compared to the same period last year. Gross earnings as a percent of net sales increased to 64.3% this quarter, from 63.7% in last year’s third quarter.

Retail earnings from operations decreased $31,000 or 8% in the nine months ended September 30, 2012 compared to the same period last year. Gross earnings as a percent of net sales increased to 64.4% for the nine months ended September 30, 2012, from 63.8% in the same period last year.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 58.4% in the third quarter of 2012 and 59.5% in last year’s third quarter. To date in 2012, selling and administrative expenses were 62.3% of net sales compared to 61.6% of net sales for the first nine months of 2011. Year-to-date selling and administrative expenses included a one-time $208,000 fee paid in the second quarter of 2012 to terminate the lease of an unprofitable store.

Other

The Company’s other net sales increased 6% for the quarter and for the first nine months of the year compared to the same periods last year. The majority of the Company’s other net sales are generated by Florsheim Australia. For the quarter and nine months ended September 30, 2012, Florsheim Australia’s net sales were up 14% and 11%, respectively. The quarter and year-to-date increases were achieved through higher sales volumes in both its wholesale and retail businesses. Florsheim Europe’s net sales decreased for the quarter and first nine months of the year compared to last year.

Collectively, the operating earnings of the Company’s other businesses for the quarter and nine months ended September 30, 2012 were down slightly compared to 2011. These decreases were primarily due to lower gross earnings as a percent of net sales in Florsheim Australia’s wholesale business.

Other income and expense and taxes

Interest income for the quarter and nine months ended September 30, 2012 was down approximately $105,000 and $315,000, respectively, compared to the same periods last year, primarily due to lower average investment balances this year compared to last year. Interest expense remained relatively flat for the quarter and year-to-date periods.

The Company’s effective tax rate for the quarter ended September 30, 2012 was 35.2% as compared with 35.7% for the same period of 2011. The effective tax rate for the nine months ended September 30 was 34.1% in 2012 and 34.0% 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and revolving line of credit. The Company used $51,000 of cash in operating activities during the first nine months of 2012, and generated $5.4 million of cash from operating activities during the same period one year ago. The decrease between years was primarily due to changes in operating assets and liabilities, and most significantly the accounts receivable and inventory balances. The increases in the accounts receivable and inventory balances were primarily due to the takeover of Bogs distribution in Canada.

The Company’s capital expenditures were $5.4 million in the first nine months of 2012 compared with $4.0 million last year. Capital expenditures in 2012 included payments on a project to connect a neighboring building that was acquired in December 2011 to the Company’s existing distribution center in Glendale, Wisconsin. This project is expected to be complete by the end of the year. Management estimates that there will be an additional $3 million to $5 million in capital expenditures during the rest of 2012 to complete this project. The Company expects capital expenditures to decrease to approximately $2 million to $4 million in 2013.

The Company paid cash dividends of approximately $5.4 million during the nine months ended September 30, 2012 and 2011.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first nine months of 2012, the Company repurchased 247,000 shares at a total cost of $5.7 million. As of September 30, 2012, the Company had 861,569 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

At September 30, 2012, the Company had a $50 million unsecured revolving line of credit. At the end of the third quarter, the Company had $44 million of bank borrowings outstanding at an interest rate of approximately 1.2%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at September 30, 2012. Under the line of credit agreement, the interest rate on bank borrowings is LIBOR plus 100 basis points. The facility expires on April 30, 2013. Effective November 2, 2012, the Company amended the line of credit agreement to increase the amount of the borrowing facility from $50 million to $60 million to cover possible short-term cash needs due to the timing of inventory purchases and capital expenditures during the rest of 2012. See Part II, Item 5, “Other Information” below for more information.

In connection with the Bogs acquisition, the Company held back $2.0 million of the purchase price to be used to help satisfy any claims of indemnification. This holdback was paid in full to the former shareholders of Bogs in the third quarter of 2012. The Company also has two contingent payments due to the former shareholders of Bogs in 2013 and 2016. See Notes 2 and 10.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended September 30, 2012.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

7/1/2012 - 7/31/2012	27,914	$23.01	27,914	915,047

8/1/2012 - 8/31/2012	30,950	$23.00	30,950	884,097

9/1/2012 - 9/30/2012	22,528	$22.94	22,528	861,569

Total	81,392	$22.99	81,392

(1)	In April 1998, the Company's Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 5,500,000 shares.

Item 5. Other Information.

On November 2, 2012, the Company entered into an amendment (the “Amendment”) to the credit agreement with BMO Harris Bank, N.A. (“BMO Harris Bank”). The Amendment increases the amount of the borrowing facility from $50 million to $60 million. All other terms and conditions of the credit agreement remain the same. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated:	November 7, 2012	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Eighth Amendment to Second Amended and Restated Credit Agreement, dated November 2, 2012		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X