Form 10-K
period 2012-12-31
WEYCO GROUP INC
filed 2013-03-14
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ............... to ...............

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 29, 2012 was $153,484,000. This was based on the closing price of $23.18 per share as reported by NASDAQ on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2013, there were 10,783,805 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 7, 2013, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2012

2

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

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business, the distribution of quality and innovative footwear. The Company designs and markets footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” The Company also has other brands, including “Brass Boot”, which is included within Nunn Bush sales figures, and “Florsheim by Duckie Brown” which is included within Florsheim sales figures. Trademarks maintained by the Company on these brands are important to the business. The Company’s products consist primarily of mid-priced leather dress shoes and casual footwear of man-made materials or leather. In addition, the Company added outdoor boots, shoes and sandals in 2011 with the acquisition of the BOGS and Rafters brands. The Company’s footwear is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the general American population.

The Company purchases finished shoes from outside suppliers, primarily located in China and India. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. Historically, there have been few inflationary pressures in the shoe industry and leather and other component prices have been stable. However, since 2007 there have been upward cost pressures from the Company’s suppliers, related to a variety of factors, including higher labor, materials and freight costs and changes in the strength of the U.S. dollar. The Company has worked to increase its selling prices to offset the effect of these increases.

The Company’s business is separated into two reportable segments – the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and its wholesale and retail businesses in Europe.

In 2012, 2011 and 2010, sales of the North American wholesale segment, which include both wholesale sales and licensing revenues, constituted approximately 74%, 74% and 72% of total sales, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2012 and 2011, there were no single customers with sales above 10% of the Company’s total sales. In 2010, sales to the Company’s largest customer, JCPenney, were 12% of total sales. The Company employs traveling salespeople who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With BOGS, there is some seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. As of December 31, 2012, the Company had licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

In 2012, 2011 and 2010, sales of the North American retail segment constituted approximately 8%, 9% and 10% of total sales, respectively. As of December 31, 2012, the retail segment consisted of 23 company-operated stores in the United States and an Internet business. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with a more complete selection.

Sales of the Company’s other businesses represented 18%, 17% and 18% of total sales in 2012, 2011, and 2010, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2012, the Company had a backlog of $42 million of orders compared with $40 million as of December 31, 2011. This does not include unconfirmed blanket orders from customers, which account for the majority of the Company’s orders, particularly from its larger accounts. All orders are expected to be filled within one year.

As of December 31, 2012, the Company employed 633 persons, of whom 33 were members of collective bargaining units. Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.

Price, quality, service and brand recognition are all important competitive factors in the shoe industry. The Company has a design department that continually reviews and updates product designs. Compliance with environmental regulations historically has not had, and is not expected to have, a material adverse effect on the Company’s results of operations, financial position or cash flows, although there can be no assurances.

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

There are various factors that affect the Company’s business, results of operations and financial condition, many of which are beyond the Company’s control. The following is a description of some of the significant factors that might materially and adversely affect the Company’s business, results of operations and financial condition.

Changes in the U.S. and global economy may adversely affect the Company.

Spending patterns in the footwear market, particularly those in the moderate-priced market in which a good portion of the Company’s products compete, have historically been impacted by consumers’ disposable income. As a result, the success of the Company is impacted by changes in general economic conditions, especially in the United States. Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, employment, consumer confidence, interest rates and taxation. Additionally, the economy and consumer behavior can impact the financial strength and buying patterns of retailers, which can also affect the Company’s results. Continued volatile, unstable or weak economic conditions, or a worsening of conditions, could adversely affect the Company’s sales volume and overall performance.

Changes in the U.S. and global credit markets could adversely affect the Company’s business.

U.S. and global financial markets recently have been, and continue to be, unstable and unpredictable, which has generally resulted in a tightening in the credit markets with heightened lending standards and terms. This volatility and instability in the credit markets pose various risks to the Company, including, among others, negatively impacting retailer and consumer confidence, limiting the Company’s customers’ access to credit markets and interfering with the normal commercial relationships between the Company and its customers. Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

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

The Company’s use of foreign sources of production results in long production and delivery lead times. Therefore, the Company typically forecasts demand at least five months in advance. If the Company’s forecasts are wrong, it could result in the loss of sales if the Company does not have enough product on hand, or in reduced margins if the Company has excess inventory that needs to be sold at discounted prices.

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

Thomas W. Florsheim, Jr., the Company’s Chairman and Chief Executive Officer, and John W. Florsheim, the Company’s President, Chief Operating Officer and Assistant Secretary, have a strong heritage within the Company and the footwear industry. They possess knowledge, relationships and reputations based on their lifetime exposure to and experience in the Company and the industry. The loss of either one or both of the Company’s top executives could have an adverse impact on the Company’s performance.

The cost to provide employee healthcare insurance and/or benefits could increase in the future

The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the United States. It is possible that the ACA will negatively impact the Company’s cost of providing health insurance and/or benefits and may also impact various other aspects of the Company’s business. While the ACA did not have a material impact on the Company in 2012, 2011 or 2010, management is continuing to assess the future impact the ACA could have on the Company’s healthcare benefit costs.

The limited public float and trading volume for the Company’s stock may have an adverse impact on the stock price or make it difficult to liquidate.

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns over 35% of the stock and two institutional shareholders hold significant blocks. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock. Consequently, the Company has a relatively small float and low average daily trading volume, which could affect a shareholder’s ability to sell his stock or the price at which he can sell it. In addition, future sales of substantial amounts of the Company’s common stock in the public market by those larger shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

The Company’s total assets include goodwill and other indefinite-lived intangible assets. If management determines these have become impaired in the future, net income could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in a business combination. Indefinite-lived intangible assets are comprised of certain trademarks on the Company’s principal shoe brands. The Company’s goodwill and trademarks were approximately $46 million as of December 31, 2012, or approximately 16% of total assets.

The Company analyzes goodwill for impairment on an annual basis or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. Impairment may result from, among other things, deterioration in the Company’s performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by the Company, and a variety of other factors. The amount of any quantified impairment must be expensed as a charge to results of operations in the period in which the asset becomes impaired. The Company did not record any charges for impairment of goodwill or trademarks in 2012, 2011, or 2010. Depending on future circumstances, it is possible the Company may never realize the full value of its intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets could have an adverse effect on the Company’s financial condition and results of operations.

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

If the Company is unable to maintain effective internal control over financial reporting, including in connection with changes in accounting rules and standards that apply to it, this could lead to a failure to meet its reporting obligations to the SEC. Such a failure in turn could result in an adverse reaction to the Company in the marketplace or a loss in value of the Company’s common stock, due to a loss of confidence in the reliability of the Company's financial statements.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2012:

		Owned/		Square
Location	Character	Leased		Footage	% Utilized
Glendale, Wisconsin (2)	Two story office and distribution center	Owned		1,025,000	85%

Portland, Oregon (2)	One story office	Leased	(1)	4,100	100%

Montreal, Canada (2)	Multistory office and distribution center	Leased	(1)	75,800	100%

Florence, Italy (3)	Two story office and distribution center	Leased	(1)	15,100	100%

Fairfield Victoria , Australia (3)	Office and distribution center	Leased	(1)	54,000	100%

Strydom Park, South Africa (3)	Distribution center - Apparel	Leased	(1)	3,700	100%

Strydom Park, South Africa (3)	Distribution center - Footwear	Leased	(1)	3,700	100%

Hong Kong, China (3)	Office and distribution center	Leased	(1)	14,000	100%

Shenzhen, China (3)	Office	Leased	(1)	2,600	100%

Donguan City, China (3)	Office	Leased	(1)	3,000	100%

(1)	Not material leases.
(2)	These properties are used principally by the Company's North American wholesale segment.
(3)	These properties are used principally by the Company's other businesses which are not reportable segments.

In addition to the above-described offices and distribution facilities, the Company also operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 14 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3	LEGAL PROCEEDINGS

None

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the executive officers of the Company as of March 1, 2013:

Officer	Age	Office(s)	Executive Officer Since	Business Experience

Thomas W. Florsheim, Jr. (1)	54	Chairman and Chief Executive Officer	1996	Chairman and Chief Executive Officer of the Company - 2002 to present; President and Chief Executive Officer of the Company - 1999 to 2002; President and Chief Operating Officer of the Company - 1996 to 1999; Vice President of the Company - 1988 to 1996

John W. Florsheim (1)	49	President, Chief Operating Officer and Assistant Secretary	1996	President, Chief Operating Officer and Assistant Secretary of the Company - 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company - 1999 to 2002; Executive Vice President of the Company - 1996 to 1999; Vice President of the Company 1994 to 1996

John F. Wittkowske	53	Senior Vice President, Chief Financial Officer and Secretary	1993	Senior Vice President, Chief Financial Officer and Secretary of the Company - 2002 to present; Vice President, Chief Financial Officer and Secretary of the Company - 1995 to 2002; Secretary and Treasurer of the Company 1993 - 1995

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol

“WEYS.”

COMMON STOCK DATA

	2012			2011
			Cash			Cash
	Stock Prices		Dividends	Stock Prices		Dividends
Quarter:	High	Low	Declared	High	Low	Declared
First	$27.25	$22.49	$0.16	$25.68	$22.63	$0.16
Second	$24.71	$22.01	$0.17	$25.00	$22.25	$0.16
Third	$24.90	$22.53	$0.17	$25.89	$20.82	$0.16
Fourth	$25.71	$22.62	$0.34	$25.08	$20.97	$0.16
			$0.84			$0.64

There were 159 holders of record of the Company's common stock as of March 1, 2013.

The stock prices shown above are the high and low actual trades on the NASDAQ for the calendar periods indicated.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2012 with the cumulative return on the NASDAQ Non-Financial Stock Index and the Russell 3000 - RGS Textiles Apparel & Shoe Index. The comparison assumes $100 was invested on December 31, 2007 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2007	2008	2009	2010	2011	2012
Weyco Group, Inc.	100	122	92	101	103	100
NASDAQ Non-Financial Stock Index	100	59	89	105	105	123
Russell 3000 - RGS Textiles Apparel & Shoe Index	100	64	102	138	154	173

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 5,500,000. The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2012.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
10/01/2012 - 10/31/2012	-	$-	-	861,569
11/01/2012 - 11/30/2012	30,382	$23.00	30,382	831,187
12/01/2012 - 12/31/2012	7,662	$22.96	7,662	823,525
Total	38,044	$22.99	38,044

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information for the years ended December 31, 2008 through December 31, 2012.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2012	2011	2010	2009	2008
Net Sales	$293,471	$271,100	$229,231	$225,305	$221,432

Net earnings attributable to Weyco Group, Inc.	$18,957	$15,251	$13,668	$12,821	$17,025

Diluted earnings per share	$1.73	$1.37	$1.19	$1.11	$1.45

Weighted average diluted shares outstanding	10,950	11,159	11,493	11,510	11,757

Cash dividends per share	$0.84	$0.64	$0.63	$0.59	$0.53

Total assets	$285,321	$273,508	$223,435	$207,153	$190,640

Bank borrowings	$45,000	$37,000	$5,000	$-	$1,250

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. As of December 31, 2012, the Company also had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 23 Company-owned retail stores in the United States and an Internet business as of December 31, 2012. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2012. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales in 2012 were $293.5 million, up 8% over last year’s net sales of $271.1 million. Operating earnings were $29.8 million this year, up from $23.2 million in 2011. Consolidated net earnings attributable to Weyco Group, Inc. were $19.0 million in 2012 compared with $15.3 million last year. Diluted earnings per share for the year ended December 31, 2012 were $1.73 per share, up from $1.37 per share in 2011. Earnings for the year included $3.4 million ($2.1 million after tax, or $0.19 per share) of income resulting from a reduction in the estimated liability for future payments to be made as a result of the 2011 acquisition of Bogs.

The majority of the Company’s operations are in its North American wholesale segment, and its consolidated results primarily reflect the results of that business. North American wholesale net sales increased $18.8 million in 2012 compared to 2011. This increase was primarily due to higher sales volumes across all of the Company’s wholesale brands, which included increased Bogs sales volumes due to the takeover of Bogs distribution in Canada during 2012. The 2011 acquisition of Bogs also contributed to the wholesale sales increase, as 2012 net sales included twelve months of Bogs sales while 2011 net sales only included ten months of Bogs sales, based on the March 2, 2011 acquisition date.

The Company’s North American wholesale segment operating earnings increased $6.6 million in 2012 compared to 2011. The increase in operating earnings was due to higher sales volumes as well as an adjustment to reduce the estimated liability for future payments due to the former owners of the BOGS and Rafters brands. See Note 11.

Financial Position Highlights

At December 31, 2012, cash and marketable securities totaled $61.5 million and outstanding debt totaled $45.0 million. At December 31, 2011, cash and marketable securities totaled $61.9 million and outstanding debt totaled $37.0 million. The Company’s main sources of cash in 2012 were from operations, the maturities of marketable securities, and borrowings under the revolving line of credit. The Company’s main uses of cash in 2012 were for the payment of dividends, common stock repurchases, and the payment of an indemnification holdback to the former shareholders of Bogs. The Company also had increased capital expenditures in 2012 due to construction to connect a new building that was acquired in 2011 to the Company’s Glendale, Wisconsin distribution center.

Recent Acquisitions

Bogs

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years (in 2013 and 2016), which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore were to be paid to the seller 18 months from the date of acquisition. This holdback was paid in full to the former shareholders of Bogs in 2012. At the acquisition date, the Company’s estimate of the fair value of the contingent payments was approximately $9.8 million in aggregate. At December 31, 2012, the Company’s estimate of the fair value of the contingent payments was approximately $6.3 million in aggregate. The change in fair value was recognized in earnings. See Note 11 in the Notes to Consolidated Financial Statements.

Bogs operations have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2012 results included Bogs operations for the entire year while 2011 only included Bogs operations from March 2 through December 31, 2011. Bogs net sales were $36.4 million in 2012 compared to $28.0 million in 2011. See Note 3 in the Notes to Consolidated Financial Statements.

On June 1, 2012, the Company took over the sales and distribution of the BOGS and Rafters brands in Canada from a third-party licensee. Consequently, Bogs wholesale net sales increased and its licensing revenues decreased in 2012.

Umi

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable from Umi LLC (“Umi”), a children’s footwear company, for an aggregate price of approximately $2.6 million. The operating results of Umi have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2012 and 2011 results included Umi’s operations for the entire year while 2010 only included Umi’s operations from April 28 through December 31, 2010. See Note 3 in the Notes to Consolidated Financial Statements.

2012 vs. 2011

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2012 and 2011 were as follows:

	Years ended December 31,
	2012	2011	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$217,908	$199,087	9%
North American Retail	24,348	24,740	-2%
Other	51,215	47,273	8%
Total	$293,471	$271,100	8%

Earnings from Operations
North American Wholesale	$22,214	$15,673	42%
North American Retail	1,662	1,554	7%
Other	5,920	5,970	-1%
Total	$29,796	$23,197	28%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2012 and 2011 were as follows:

	Years ended December 31,
	2012	2011	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$59,217	$53,904	10%
Nunn Bush	64,325	63,619	1%
Florsheim	50,055	46,344	8%
BOGS/Rafters	36,428	27,959	30%
Umi	4,543	3,812	19%
Total North American Wholesale	$214,568	$195,638	10%
Licensing	3,340	3,449	-3%
Total North American Wholesale Segment	$217,908	$199,087	9%

The Company’s Stacy Adams and Florsheim brands both had solid sales growth during 2012 with department and chain stores, and Internet and mail order retailers. Nunn Bush net sales were up slightly in 2012. Net sales of the BOGS and Rafters brands increased $8.5 million due mainly to the takeover by the Company of the Canadian distribution of the brands in 2012. Bogs sales in Canada were $6.9 million in 2012. Bogs also had increased sales in the United States due to twelve months of sales in 2012 compared to ten months in 2011 due to the March 2011 acquisition of the brands.

Licensing revenues were down slightly in 2012 as compared to 2011. This resulted from decreased Bogs licensing revenues offset by increased Florsheim revenues. Bogs licensing revenues decreased in 2012 due to the takeover by the Company of the distribution of the BOGS and Rafters brands in Canada, which had previously been licensed to a third party. Florsheim licensing revenues increased due the collection of past due licensing revenues from the Company’s Mexican licensee of amounts that had previously been reserved for.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $22.2 million in 2012 compared with $15.7 million in 2011. The 2012 reduction in the estimated liability for future payments to be made as a result of the Bogs acquisition caused $3.4 million of the increase. The remainder of the increase was achieved through higher sales volumes across all wholesale brands as well as slightly higher gross margins as a percent of net sales, partially offset by higher selling and administrative costs related to the Canadian distribution of Bogs as well as higher pension and advertising expenses in 2012. Wholesale gross earnings were 32.2% of net sales in 2012 compared to 31.8% in 2011.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company’s distribution costs were $10.0 million and $8.6 million in the years ended December 31, 2012 and 2011, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 22% this year compared to 24% in 2011. The decrease in selling and administrative expenses as a percent of net sales was largely due to the impact of the $3.4 million of income from the reduction of the estimated liability for future payments due to the former owners of the BOGS and Rafters brands. The reduction of this liability was primarily due to a decrease in the Company’s estimate of the 2013 contingent payment which was based on 2011 and 2012 gross margin dollars. The Company lowered its estimate of 2012 gross margin dollars relative to its original projections, primarily because sales of Bogs products were less than expected due to the mild winters experienced in the United States since the brands were acquired.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased $392,000 or 2% in 2012 compared to 2011. There were seven fewer stores at December 31, 2012 than at December 31, 2011, as the Company has been closing unprofitable stores. Same store sales, which include retail store sales and Internet sales, were up 8% in 2012. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The increase in same store sales was driven in part by increases in the Company’s Internet business.

Earnings from Operations

Retail earnings from operations increased $108,000 in 2012 compared to 2011. Gross earnings as a percent of net sales were 64% in 2012 and 2011. Selling and administrative expenses for the retail segment decreased in 2012 and were primarily related to rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 57.6% in 2012 and 58.1% in 2011.

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification (ASC) 360, Property Plant and Equipment (“ASC 360”). See Note 2 in the Notes to Consolidated Financial Statements for further information. In 2012 and 2011, impairment charges of $93,000 and $165,000, respectively, were recognized within selling and administrative expenses to write down the fixed assets of certain retail locations that were unprofitable. Those locations have closed or are slated to close when their respective lease terms expire. In 2012, seven retail locations closed and in 2011, five locations closed. In general, earnings from operations for the retail segment have improved as fixed assets have been written down and underperforming stores have closed. In 2013, the Company expects to close three more locations.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2012, net sales of the Company’s other businesses were $51 million, compared with $47 million in 2011. The majority of the increase was at Florsheim Australia, whose wholesale and retail net sales both increased 12%, or $4.7 million collectively. Earnings from operations in the Company’s other businesses were flat.

Other income and expense and taxes

The majority of the Company’s interest income is from its investments in marketable securities. Interest income for 2012 was down approximately $380,000 compared with 2011, primarily due to lower average investment balances this year compared with last year.

Interest expense was $561,000 in 2012 compared with $611,000 in 2011.

The effective tax rate for 2012 was 34.1% compared with 34.3% in 2011.

2011 vs. 2010

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2011 and 2010 were as follows:

	Years ended December 31,
	2011	2010	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$199,087	$166,021	20%
North American Retail	24,740	22,497	10%
Other	47,273	40,713	16%
Total	$271,100	$229,231	18%

Earnings from Operations
North American Wholesale	$15,673	$15,742	0%
North American Retail	1,554	(400)	488%
Other	5,970	3,439	74%
Total	$23,197	$18,781	24%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2011 and 2010 were as follows:

	Years ended December 31,
	2011	2010	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$53,904	$53,392	1%
Nunn Bush	63,619	63,401	0%
Florsheim	46,344	45,883	1%
BOGS/Rafters	27,959	-	n/a
Umi	3,812	1,167	227%
Total North American Wholesale	$195,638	$163,843	19%
Licensing	3,449	2,178	58%
Total North American Wholesale Segment	$199,087	$166,021	20%

Net sales of Stacy Adams and Florsheim grew 1% in 2011 due to slightly higher sales volumes across several trade channels. Nunn Bush net sales remained flat in 2011. Net sales for the BOGS/Rafters brands were $28 million in 2011, following the acquisition of Bogs on March 2, 2011 (see Note 3 of the Notes to Consolidated Financial Statements). Umi was acquired on April 28, 2010. Accordingly, the Company’s 2011 results included Umi’s operations from January 1 through December 31, 2011, while 2010 only included Umi’s operations for the period April 28 through December 31, 2010.

In 2011 and 2010, licensing revenues consisted of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Canada, Mexico and certain overseas markets. In 2011, the Company’s licensing revenues increased 58%, primarily due to the addition of Bogs which contributed $1.2 million in new licensing revenues during the period.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $15.7 million in each of the years 2011 and 2010. Higher net sales in 2011 were offset by slightly lower gross margins and increased selling and administrative costs, which included nonrecurring acquisition and transition costs related to the Bogs acquisition as well as other increased operating costs.

Wholesale gross earnings as a percent of net sales were 31.8% in 2011 compared with 32.5% in 2010. The decrease was due to increased pricing from the Company’s third-party overseas factories resulting primarily from higher labor and material costs.

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

Retail selling and administrative expenses were down approximately $497,000 in 2011 compared with 2010. As a percent of net retail sales, retail selling and administrative expenses were 58% in 2011 compared with 66% in 2010. In 2011 and 2010, impairment charges of $165,000 and $310,000 respectively, were recognized within selling and administrative expenses to write down the fixed assets of certain retail locations that were deemed unprofitable. Those locations have closed or are slated to close when their respective lease terms expire. In 2011, five retail locations closed and in 2010, one location closed. In general, earnings from operations for the retail segment improved as fixed assets were written down and underperforming stores were closed.

Other

In 2011, net sales of the Company’s other operations were $47 million, compared with $41 million in 2010. The majority of the increase was at Florsheim Australia, whose net sales increased $6.5 million, or 20%. In local currency, Florsheim Australia’s sales increased 7%, and the weaker U.S. dollar in 2011 relative to the Australian dollar caused the rest of the sales increase. Earnings from operations in the Company’s other businesses in 2011 were up $2.5 million, due mainly to Florsheim Australia’s increased retail sales and gross earnings as a percent of sales. The improvement in gross earnings was due to the strengthening of the Australian dollar relative to the U.S. dollar, as Florsheim Australia’s purchases of inventory are denominated in U.S. dollars.

Other income and expense and taxes

The majority of the Company’s interest income is from its investments in marketable securities. Interest income for 2011 was down approximately $70,000 compared with 2010, primarily due to a lower average investment balance in 2011 compared with 2010.

Interest expense was $611,000 in 2011 compared with $120,000 in 2010. The increase was due to additional debt outstanding during 2011 following the Bogs acquisition.

The effective tax rate for 2011 was 34.3% compared with 33.7% in 2010. The increase in 2011 was primarily due to higher effective rates at certain of the Company’s foreign businesses.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $25.3 million at December 31, 2012 and $15.1 million at December 31, 2011, and its revolving line of credit. In 2012, the Company generated $18.0 million in cash from operating activities, compared with $17.1 million and $98,000 in 2011 and 2010, respectively. Fluctuations in net cash from operating activities have mainly resulted from changes in net earnings and operating assets and liabilities, and most significantly the year-end inventory and accounts receivable balances.

The Company’s capital expenditures were $9.5 million, $8.2 million and $1.5 million in 2012, 2011 and 2010, respectively. Capital expenditures in 2012 included a project to connect a neighboring building, acquired in December 2011, to the Company’s existing distribution center in Glendale, Wisconsin. This project was completed in the fourth quarter of 2012. The Company expects capital expenditures to decrease to approximately $4 million to $6 million in 2013, and to $1 million to $3 million thereafter.

In 2011, the Company used cash of approximately $30.8 million for its acquisition of Bogs including $3.8 million to repay the debt assumed in the transaction. The Company borrowed a net of $32 million in 2011 under its revolving line of credit to fund the Bogs acquisition and related capital expenditures and inventory purchases. In 2010, the Company used cash of approximately $2.6 million for its acquisition of Umi.

The Company paid cash dividends of $10.9 million, $7.2 million and $7.0 million in 2012, 2011 and 2010, respectively. On December 31, 2012, the Company paid two quarterly cash dividends. The Company accelerated its first and second quarter 2013 dividends, each for $0.17 per share, into 2012 and paid them on December 31st. Both dividends were paid early in anticipation of potential tax law changes effective January 1, 2013. The Company plans to resume its regular quarterly dividend payment schedule in July 2013.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2012, the Company repurchased 285,422 shares for a total cost of $6.6 million. In 2011, the Company repurchased 175,606 shares for a total cost of $4.0 million through its share repurchase program and 400,319 shares for a total cost of $9.0 million in a private transaction. In 2010, the Company repurchased 101,192 shares for a total cost of $2.3 million. At December 31, 2012, the total shares available to purchase under the program was approximately 824,000 shares.

At December 31, 2012, the Company had a $60 million unsecured revolving line of credit with a bank expiring April 30, 2013. The line of credit allows for up to $60 million in borrowings at a rate of LIBOR plus 100 basis points (“LIBOR loans”). At December 31, 2012, outstanding borrowings were $45 million in LIBOR loans at an interest rate of approximately 1.2%. At December 31, 2011, outstanding borrowings were $37 million in LIBOR loans at an interest rate of approximately 1.0%. The Company’s line of credit includes a financial covenant that specifies a minimum level of net worth. As of December 31, 2012, the Company was in compliance with the covenant.

In connection with the Bogs acquisition, the Company held back $2.0 million of the purchase price to be used to help satisfy any claims of indemnification. This holdback amount was paid in full to the former shareholders of Bogs in 2012. The Company also has two contingent payments due to the former shareholders of Bogs in 2013 and 2016. For additional information, see Note 11 in the Notes to Consolidated Financial Statements.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2013, although there can be no assurances.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments

The Company’s significant contractual obligations are its supplemental pension plan, its operating leases, and the contingent payments that may result from the Bogs acquisition, as described above. These obligations are discussed further in the Notes to Consolidated Financial Statements. The Company also has significant obligations to purchase inventory. The pension obligations and contingent consideration were recorded on the Company’s Consolidated Balance Sheets. Future obligations under operating leases are disclosed in Note 14 of the Notes to Consolidated Financial Statements. The table below provides summary information about these obligations as of December 31, 2012.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Pension obligations	$30,951	$373	$788	$848	$28,942
Operating leases	$39,440	9,251	14,269	7,868	8,052
Contingent consideration (undiscounted)	$6,424	1,270	5,154
Purchase obligations*	$50,182	50,182
Total	$126,997	$61,076	$20,211	$8,716	$36,994

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

Sales Returns, Sales Allowances and Doubtful Accounts

The Company records reserves and allowances (“reserves”) for sales returns, sales allowances and discounts, and accounts receivable balances that it believes will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions. The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Historically, actual write-offs against the reserves have been within the Company’s expectations. Changes in these reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates. These changes could impact the Company’s results of operations, financial position and cash flows.

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

Discount Rate – Pension expense and projected benefit obligation both increase as the discount rate is reduced. See Note 12 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 and the funded status of the plans at December 31, 2012 and 2011. The rates are based on the plan’s projected cash flows. The Company utilizes the cash flow matching method, which discounts each year’s projected cash flows at the associated spot interest rate back to the measurement date. A 0.5% decrease in the discount rate would increase annual pension expense and the projected benefit obligation by approximately $416,000 and $4,300,000, respectively.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 7.75% in 2012 and 8.0% in 2011 and 2010. This rate was based on the Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash: 0% - 20%. A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $135,000.

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

The Company conducted its annual impairment test of goodwill as of December 31, 2012. For goodwill impairment testing, the Company determined the applicable reporting unit is its wholesale segment. Fair value of the wholesale segment was estimated based on a weighted analysis of discounted cash flows (“income approach”) and a comparable public company analysis (“market approach”). The rate used in determining discounted cash flows is a rate corresponding to the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The testing determined that the estimated fair value of the wholesale segment substantially exceeded its carrying value therefore there was no impairment of goodwill in 2012.

The Company conducted its annual impairment test of trademarks as of December 31, 2012. The Company uses a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. In fiscal 2012, 2011 and 2010, there was no impairment of the Company’s trademarks.

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

Contingent Consideration

The Company recorded its estimate of the fair value of contingent consideration that may result from the Bogs acquisition. The contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. There are no restrictions as to the amount of consideration that could become payable under the arrangement. The calculation of the 2013 payment has been finalized and the Company will pay the former shareholders of Bogs approximately $1.27 million on or before March 31, 2013. Management estimates that the range of reasonably possible potential amounts for the second payment (due in 2016) will be between $2 million and $8 million. The Company recorded $5.0 million, which is management’s best estimate of the fair value of the second payment.

The Company determined the fair value of the contingent consideration using a probability-weighted model which included estimates related to Bogs future sales levels and gross margins. On a quarterly basis, the Company revalues the obligation and records increases or decreases in its fair value as an adjustment to operating earnings. Changes to the contingent consideration obligation can result from adjustments to the discount rate, accretion of the discount due to the passage of time, or changes in assumptions regarding the future performance of Bogs. The assumptions used to determine the value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense or income recorded in a given period.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes. The Company does not have significant market risk on its marketable securities as those investments consist of high-grade securities and are held to maturity. The Company reviewed its portfolio of investments as of December 31, 2012 and determined that no other-than-temporary market value impairment exists.

The Company is also exposed to market risk related to the assets in its defined benefit pension plan. The Company reduces that risk by having a diversified portfolio of equity, fixed income and alternative investments and periodically reviews this allocation with its investment consultants.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers, Florsheim Australia’s purchases of its inventory in U.S. dollars and the Company’s intercompany loans with Florsheim Australia. At December 31, 2012, Florsheim Australia had forward exchange contracts outstanding to buy $3.5 million U.S. dollars at a total price of approximately $3.4 million Australian dollars. Based on December 31, 2012 exchange rates, there were no significant gains or losses on these contracts. All contracts expire in less than one year. Based on the Company’s outstanding forward contracts and intercompany loans, a 10% appreciation in the U.S. dollar at December 31, 2012 would not have a material effect on the Company’s financial statements.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2012, the Company had $45 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2012 was $435,000. A 10% increase in the Company’s interest rate on borrowings outstanding as of December 31, 2012 would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2012 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Weyco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 14, 2013

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share amounts)

Net sales	$293,471	$271,100	$229,231
Cost of sales	178,584	164,378	138,934
Gross earnings	114,887	106,722	90,297

Selling and administrative expenses	85,090	83,525	71,516
Earnings from operations	29,797	23,197	18,781

Interest income	1,840	2,220	2,291
Interest expense	(561)	(611)	(120)
Other income and (expense), net	(144)	216	345

Earnings before provision for income taxes	30,932	25,022	21,297

Provision for income taxes	10,533	8,581	7,171

Net earnings	20,399	16,441	14,126

Net earnings attributable to noncontrolling interest	1,442	1,190	458

Net earnings attributable to Weyco Group, Inc.	$18,957	$15,251	$13,668

Basic earnings per share	$1.75	$1.38	$1.21
Diluted earnings per share	$1.73	$1.37	$1.19

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)

Net earnings	$20,399	$16,441	$14,126

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	221	(809)	315
Pension liability adjustments	1,147	(4,095)	940
Other comprehensive income (loss)	1,368	(4,904)	1,255

Comprehensive income	21,767	11,537	15,381

Comprehensive income attributable to noncontrolling interest	1,765	701	651

Comprehensive income attributable to Weyco Group, Inc.	$20,002	$10,836	$14,730

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	2012	2011
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$17,288	$10,329
Marketable securities, at amortized cost	8,004	4,745
Accounts receivable, less allowances of $2,419 and $2,359, respectively	49,048	43,636
Accrued income tax receivable	1,136	816
Inventories	65,366	62,689
Deferred income tax benefits	649	395
Prepaid expenses and other current assets	4,953	5,613
Total current assets	146,444	128,223

Marketable securities, at amortized cost	36,216	46,839
Deferred income tax benefits	792	3,428
Property, plant and equipment, net	37,218	31,077
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	18,791	18,081
Total assets	$285,321	$273,508

LIABILITIES AND EQUITY:
Short-term borrowings	$45,000	$37,000
Accounts payable	11,133	12,936
Dividend payable	-	1,742
Accrued liabilities:
Wages, salaries and commissions	3,158	3,094
Taxes other than income taxes	1,225	1,234
Other	9,505	8,889
Total current liabilities	70,021	64,895

Long-term pension liability	27,530	26,344
Other long-term liabilities	6,381	10,879

Equity:
Common stock, $1.00 par value, authorized 24,000,000 shares in 2012 and 2011, issued and outstanding 10,831,290 shares in 2012 and 10,922,461 shares in 2011	10,831	10,922
Capital in excess of par value	26,184	22,222
Reinvested earnings	149,664	146,266
Accumulated other comprehensive loss	(12,514)	(13,419)
Total Weyco Group, Inc. equity	174,165	165,991
Noncontrolling interest	7,224	5,399
Total equity	181,389	171,390
Total liabilities and equity	$285,321	$273,508

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2012, 2011 and 2010

(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, December 31, 2009	$11,333	$16,788	$146,241	$(10,066)	$4,047
Net earnings	-	-	13,668	-	458
Foreign currency translation adjustments	-	-	-	122	193
Pension liability adjustment (net of tax of $601)	-	-	-	940	-
Cash dividends declared ($0.63 per share)	-	-	(7,144)	-	-
Stock options exercised	114	1,088	-	-	-
Issuance of restricted stock	13	(13)	-	-	-
Restricted stock forfeited	(2)	2	-	-	-
Stock-based compensation expense	-	1,128	-	-	-
Income tax benefit from stock options exercised and vesting of restricted stock	-	555	-	-	-
Shares purchased and retired	(102)	-	(2,219)	-	-
Balance, December 31, 2010	$11,356	$19,548	$150,546	$(9,004)	$4,698
Net earnings	-	-	15,251	-	1,190
Foreign currency translation adjustments	-	-	-	(320)	(489)
Pension liability adjustment (net of tax of $2,618)	-	-	-	(4,095)	-
Cash dividends declared ($0.64 per share)	-	-	(7,086)	-	-
Stock options exercised	123	973	-	-	-
Issuance of restricted stock	19	(19)	-	-	-
Stock-based compensation expense	-	1,224	-	-	-
Income tax benefit from stock options exercised and vesting of restricted stock	-	496	-	-	-
Shares purchased and retired	(576)	-	(12,445)	-	-
Balance, December 31, 2011	$10,922	$22,222	$146,266	$(13,419)	$5,399
Net earnings	-	-	18,957	-	1,442
Foreign currency translation adjustments	-	-	-	(102)	323
Pension liability adjustment (net of tax of $734)	-	-	-	1,147	-
Cash dividends declared ($0.84 per share)	-	-	(9,133)	-	-
Cash dividends paid to noncontrolling interest of subsidiary	-	-	-	-	(233)
Increase in ownership interest of noncontrolling interest of subsidiary	-	-	(153)	(140)	293
Stock options exercised	174	2,126	-	-	-
Issuance of restricted stock	20	(20)	-	-	-
Stock-based compensation expense	-	1,201	-	-	-
Income tax benefit from stock options exercised and vesting of restricted stock	-	655	-	-	-
Shares purchased and retired	(285)	-	(6,273)	-	-
Balance, December 31, 2012	$10,831	$26,184	$149,664	$(12,514)	$7,224

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,399	$16,441	$14,126
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation	3,338	2,591	2,700
Amortization	305	253	116
Bad debt expense	175	316	35
Deferred income taxes	1,648	(343)	503
Net gains on remeasurement of contingent consideration	(3,522)	(206)	-
Net foreign currency transaction losses (gains)	138	197	(400)
Stock-based compensation	1,201	1,224	1,128
Pension contributions	-	(1,600)	(1,500)
Pension expense	3,407	2,836	3,248
Net gains on sale of marketable securities	-	(346)	-
Net losses (gains) on disposal of property, plant and equipment	63	(14)	16
Impairment of property, plant and equipment	93	165	310
Increase in cash surrender value of life insurance	(535)	(527)	(515)
Changes in operating assets and liabilities, net of effects from acquisitions -
Accounts receivable	(5,586)	(1,267)	(4,642)
Inventories	(2,676)	(3,667)	(14,889)
Prepaids and other assets	368	(752)	(681)
Accounts payable	(1,802)	2,141	1,031
Accrued liabilities and other	1,293	633	654
Accrued income taxes	(320)	(932)	(1,142)
Net cash provided by operating activities	17,987	17,143	98

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(27,023)	(2,638)
Purchase of marketable securities	(10)	(1,179)	(22,762)
Proceeds from maturities and sales of marketable securities	7,342	12,963	6,375
Proceeds from the sale of property, plant and equipment	-	14	-
Life insurance premiums paid	(155)	(155)	(155)
Purchase of property, plant and equipment	(9,540)	(8,189)	(1,510)
Net cash used for investing activities	(2,363)	(23,569)	(20,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(10,875)	(7,155)	(7,026)
Cash dividends paid to noncontrolling interest of subsidiary	(233)	-	-
Shares purchased and retired	(6,558)	(13,021)	(2,321)
Proceeds from stock options exercised	2,300	1,096	1,202
Payment of indemnification holdback	(2,000)	-	-
Repayment of debt assumed in acquisition	-	(3,814)	-
Net (repayments) borrowings of commercial paper	-	(5,000)	5,000
Proceeds from bank borrowings	33,000	73,000	-
Repayments of bank borrowings	(25,000)	(36,000)	-
Income tax benefits from stock-based compensation	655	496	555
Net cash (used for) provided by financing activities	(8,711)	9,602	(2,590)

Effect of exchange rate changes on cash and cash equivalents	46	3	332

Net increase (decrease) in cash and cash equivalents	$6,959	$3,179	$(22,850)

CASH AND CASH EQUIVALENTS at beginning of year	10,329	7,150	30,000

CASH AND CASH EQUIVALENTS at end of year	$17,288	$10,329	$7,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$8,946	$7,989	$8,472
Interest paid	$442	$457	$118

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

1. NATURE OF OPERATIONS

Weyco Group, Inc. designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. As of December 31, 2012, the Company also had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. As of December 31, 2012, the Company’s retail segment consisted of 23 Company-owned retail stores in the United States and an Internet business. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2012 and 2011, the Company’s cash and cash equivalents included investments in money market accounts and cash deposits at various banks.

Investments - All of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all investments to maturity. See Note 5.

Accounts Receivable – Trade accounts receivable arise from the sale of products on trade credit terms. On a quarterly basis, the Company reviews all significant accounts with past due balances, as well as the collectability of other outstanding trade accounts receivable for possible write-off. It is the Company’s policy to write-off accounts receivable against the allowance account when receivables are deemed to be uncollectible. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. The Company determines the allowance based on known troubled accounts, historical experience and other evidence currently available.

Inventories - Inventories are valued at cost, which is not in excess of market value. The majority of inventories are determined on a last-in, first-out (“LIFO”) basis. Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs. The Company generally takes title to product at the time of shipping. See Note 6.

Property, Plant and Equipment and Depreciation - Property, plant and equipment are stated at cost. Plant and equipment are depreciated using primarily the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 10 years; furniture and fixtures, 5 to 7 years.

Impairment of Long-Lived Assets - Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. To derive the fair value, the Company utilizes the income approach and the fair value determined is categorized as Level 3 in the fair value hierarchy. The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital. For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In conjunction with the Company’s impairment review, the Company’s retail segment recognized an impairment charge of $93,000 in 2012, $165,000 in 2011, and $310,000 in 2010 which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

Goodwill and Intangible Assets – Goodwill represents the excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not subject to amortization. Other intangible assets consist of a non-compete agreement, customer relationships, and trademarks. Intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets which are not amortized are reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. See Note 8.

Life Insurance – Life insurance policies are recorded at the amount that could be realized under the insurance contracts as of the date of financial position. These assets are included within Other Assets in the Consolidated Balance Sheets. See Note 9.

Contingent Consideration – The Company recorded its estimate of the fair value of contingent consideration related to the Bogs acquisition within other short-term accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets. On a quarterly basis, the Company revalues the obligation and records increases or decreases in its fair value as an adjustment to operating earnings. Changes to the contingent consideration obligation can result from adjustments to the discount rate, accretion of the discount due to the passage of time, or changes in assumptions regarding the future performance of Bogs. The assumptions used to determine the fair value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense or income recorded in a given period. See Note 11.

Income Taxes - Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. Interest related to unrecognized tax benefits is classified as interest expense in the Consolidated Statements of Earnings. See Note 13.

Noncontrolling Interest - The Company’s noncontrolling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholders’ ownership interest related to the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific. In accordance with ASC 810, the Company reports its noncontrolling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net earnings attributable to the noncontrolling interest and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings.

In accordance with the subscription agreement entered into in connection with the acquisition of Florsheim Australia Pty Ltd (“Florsheim Australia”) in January 2009, the Company’s equity interest in Florsheim Australia decreases from 60% to 51% of equity issued under the subscription agreement as intercompany loans are paid in accordance with their terms. To date, the Company’s equity interest in Florsheim Australia has decreased from 60% to 55% and the noncontrolling shareholder’s interest has increased from 40% to 45%. This change is reflected in the Consolidated Statements of Equity.

Revenue Recognition - Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company. Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers. All product sales are recorded net of estimated allowances for returns and discounts. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $3.3 million in 2012, $3.4 million in 2011, and $2.2 million in 2010.

Shipping and Handling Fees - The Company classifies shipping and handling fees billed to customers as revenues. The related shipping and handling expenses incurred by the Company are included in selling and administrative expenses and totaled $2.3 million in 2012, $2.2 million in 2011 and $1.4 million in 2010.

Cost of Sales - The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation. Distribution costs included in selling and administrative expenses were $10.0 million in 2012, $8.6 million in 2011 and $7.9 million in 2010.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were $10.1 million, $8.7 million, and $7.9 million in 2012, 2011 and 2010, respectively. All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $4.2 million, $3.3 million, and $3.5 million in 2012, 2011 and 2010, respectively.

Foreign Currency Translations - The Company accounts for currency translations in accordance with ASC 830, Foreign Currency Matters (“ASC 830”) under which non-U.S. subsidiaries’ balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year-end and income and expense accounts are translated at the weighted average rates of exchange in effect during the year. Translation adjustments resulting from this process are recognized as a separate component of accumulated other comprehensive loss, which is a component of equity.

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other income and expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction (losses) gains totaled approximately ($138,000) in 2012, ($197,000) in 2011, and $370,000 in 2010.

Financial Instruments – At December 31, 2012, the Company’s majority owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $3.5 million U.S. dollars at a price of approximately 3.4 million Australian dollars. These contracts all expire in 2013. Based on year-end exchange rates, there were no significant gains or losses on the outstanding contracts.

Earnings Per Share - Basic earnings per share excludes any dilutive effects of restricted stock and options to purchase common stock. Diluted earnings per share includes any dilutive effects of restricted stock and options to purchase common stock. See Note 16.

Comprehensive Income - Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2012	2011
	(Dollars in thousands)
Foreign currency translation adjustments	$681	$923
Pension liability, net of tax	(13,195)	(14,342)
Total accumulated other comprehensive loss	$(12,514)	$(13,419)

The noncontrolling interest as recorded in the Consolidated Balance Sheets at December 31, 2012 and 2011 included foreign currency translation adjustments of approximately $668,000 and $345,000, respectively.

In 2012, the Company adopted new accounting guidance from the Financial Accounting Standards Board (“FASB”) related to the financial statement presentation of comprehensive income. This guidance does not change the nature of or accounting for items reported within comprehensive income, and the adoption of this guidance did not impact the Company’s results of operations or financial condition.

Stock-Based Compensation - At December 31, 2012, the Company had three stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation (“ASC 718”).

Concentration of Credit Risk – The Company had no individual customer accounts receivable balances outstanding at December 31, 2012 and 2011 that represented more than 10% of the Company’s gross accounts receivable balance. Additionally, there were no single customers with sales above 10% of the Company’s total sales in 2012 and 2011. During 2010, one customer represented 12% of the Company’s total sales.

Recent Accounting Pronouncements – In July 2012, the FASB issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets other than goodwill for impairment. The revised guidance allows an entity to perform an initial qualitative assessment, based on the entity’s events and circumstances, to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of this qualitative assessment determine whether it is necessary to perform the quantitative impairment test. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Reclassifications – Certain reclassifications have been made in the prior years’ financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or equity.

3.	ACQUISITIONS

Bogs

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and contingent payments after two and five years (in 2013 and 2016), which are dependent on Bogs achieving certain performance measures. In accordance with the agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company, and any amounts not used therefore were to be paid to the seller 18 months from the date of acquisition. This holdback was paid in full to the former shareholders of Bogs in 2012. At the acquisition date, the Company’s estimate of the fair value of the contingent payments was approximately $9.8 million in aggregate. For more information regarding the contingent payments, including an estimate of the fair value as of December 31, 2012, see Note 11. The acquisition of Bogs was funded with available cash and short-term borrowings under the Company’s borrowing facility.

Bogs designs and markets boots, shoes, and sandals for men, women and children under the BOGS and Rafters brand names. Its products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.

The acquisition of Bogs was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, the total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The Company’s final allocation of the purchase price was as follows (dollars in thousands):

Cash	$317
Accounts receivable, less reserves of $316	3,839
Inventory	2,932
Prepaid expenses	15
Property, plant and equipment, net	7
Goodwill	11,112
Trademark	22,000
Other intangible assets	3,700
Accounts payable	(454)
Accrued liabilities	(561)
$42,907

Other intangible assets consist of customer relationships and a non-compete agreement. Goodwill reflects the excess purchase price over the fair value of net assets, and has been assigned to the Company’s wholesale segment. All of the goodwill is expected to be deductible for tax purposes. For more information on the intangible assets acquired, see Note 8.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2012 results included Bogs operations for the entire year, while 2011 only included Bogs operations from March 2 through December 31, 2011. Bogs net sales were $36.4 million in 2012 compared to $28.0 million in 2011.

Pro Forma Results of Operations

The following table provides consolidated results of operations for Weyco Group, Inc. for 2012 compared to unaudited consolidated pro forma results of operations for 2011, as if Bogs had been acquired on January 1, 2011. The unaudited pro forma results include adjustments to reflect additional amortization of intangible assets, interest expense and a corresponding estimate of the provision for income taxes.

	Year Ended December 31,
	2012	2011
	Actual	Proforma
	(Dollars in thousands)
Net sales	$293,471	$275,467
Net earnings attributable to Weyco Group, Inc.	$18,957	$15,080

The unaudited pro forma information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition of Bogs been effective on January 1, 2011 or the Company’s future results of operations.

Umi

On April 28, 2010, the Company acquired certain assets, including the Umi brand name, intellectual property and accounts receivable, from Umi LLC (“Umi”), a children’s footwear company, for an aggregate price of approximately $2.6 million. The acquisition of Umi was accounted for as a business combination under ASC 805. The Company allocated the purchase price to accounts receivable, trademarks and other assets. The operating results of Umi have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2012 and 2011 results included Umi’s operations for the entire year while 2010 only included Umi’s operations from April 28 through December 31, 2010. Additional disclosures prescribed by ASC 805 have not been provided as the Umi acquisition was not material to the Company’s consolidated financial statements.

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

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of December 31, 2012 and 2011. The estimated market values provided are Level 2 valuations as defined by ASC 820. See Note 4.

	2012		2011
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$8,004	$8,117	$4,745	$4,781
Due from one through five years	25,384	26,620	32,679	34,184
Due from six through ten years	10,832	11,756	14,160	15,216
Total	$44,220	$46,493	$51,584	$54,181

The unrealized gains and losses on investment securities at December 31, 2012 and 2011 were:

	2012		2011
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$2,473	$200	$2,797	$200

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other than temporary. To determine whether a decline in value is other than temporary, the Company evaluates several factors including the nature of the securities held, credit rating or financial condition of the issuers, the extent and duration of the unrealized losses, prevailing market conditions, and whether the Company will more likely than not be required to sell the impaired securities before the amortized cost basis is fully recovered. The Company determined that no other-than-temporary impairment exists for the years ended December 31, 2012, 2011 and 2010.

6.	INVENTORIES

At December 31, 2012 and 2011, inventories consisted of:

	2012	2011
	(Dollars in thousands)
Finished shoes	$82,535	$79,648
LIFO reserve	(17,169)	(16,959)
Total inventories	$65,366	$62,689

Finished shoes included inventory in-transit of $14.3 million and $13.2 million as of December 31, 2012 and 2011, respectively. At December 31, 2012, approximately 89% of the Company’s inventories were valued by the LIFO method of accounting while approximately 11% were valued by the first-in, first-out (“FIFO”) method of accounting. At December 31, 2011, approximately 75% of the Company’s inventories were valued by the LIFO method of accounting while approximately 25% were valued by the FIFO method of accounting.

During 2012, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2012 purchases. The effect of the liquidation decreased cost of goods sold by $104,000 in 2012. During 2011, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2011 purchases. The effect of the liquidation decreased costs of goods sold by $250,000 in 2011. During 2010, there were liquidations of LIFO inventory quantities which resulted in immaterial decreases in cost of goods sold in 2010.

7.	PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2012 and 2011, property, plant and equipment consisted of:

	2012	2011
	(Dollars in thousands)
Land and land improvements	$3,587	$3,400
Buildings and improvements	26,927	22,868
Machinery and equipment	22,456	20,700
Retail fixtures and leasehold improvements	11,994	10,879
Construction in progress	1,692	172
Property, plant and equipment	66,656	58,019
Less: Accumulated depreciation	(29,438)	(26,942)
Property, plant and equipment, net	$37,218	$31,077

8.	INTANGIBLE ASSETS

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following as of December 31, 2012:

		December 31, 2012
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(73)	$127
Customer relationships	15	3,500	(428)	3,072
Total amortizable intangible assets		$3,700	$(501)	$3,199

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following as of December 31, 2011:

		December 31, 2011
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(33)	$167
Customer relationships	15	3,500	(195)	3,305
Total amortizable intangible assets		$3,700	$(228)	$3,472

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

The Company uses a two-step process to test goodwill for impairment. The first step is to compare the applicable reporting unit’s fair value to its carrying value. The Company has determined the applicable reporting unit is its wholesale segment. If the fair value of the wholesale segment is greater than its carrying value, there is no impairment. If the carrying value is greater than the fair value, then the second step must be completed to measure the amount of the impairment, if any. The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference. In fiscal 2012 and 2011, there were no impairment charges recorded for the Company’s goodwill.

The Company tests its trademarks for impairment by comparing the fair value of each trademark to its related carrying value. Fair value is estimated using a discounted cash flow methodology. In fiscal 2012, 2011 and 2010, there were no impairment charges recorded for the Company’s trademarks.

The Company recorded amortization expense for intangible assets of $273,000, $228,000, and $0 in 2012, 2011 and 2010, respectively. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense to be as follows:

Intangible
(Dollars in thousands)	Assets
2013	$273
2014	273
2015	273
2016	240
2017	233
Thereafter	1,907
Total	$3,199

9.	OTHER ASSETS

Other assets included the following amounts at December 31, 2012 and 2011:

	2012	2011
	(Dollars in thousands)
Cash surrender value of life insurance	12,745	12,055
Intangible assets (See Note 8)	3,199	3,472
Other	2,847	2,554
Total other assets	$18,791	$18,081

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company could receive is $15 million in the aggregate.

10.	SHORT-TERM BORROWINGS

At December 31, 2012, the Company had a $60 million unsecured revolving line of credit with a bank expiring April 30, 2013. The line of credit allows for up to $60 million in borrowings at a rate of LIBOR plus 100 basis points (“LIBOR loans”). At December 31, 2012, outstanding borrowings were $45 million in LIBOR loans at an interest rate of approximately 1.2%. At December 31, 2011, outstanding borrowings were $37 million in LIBOR loans at an interest rate of 1.0%.

The Company’s line of credit includes a financial covenant that specifies a minimum level of net worth. As of December 31, 2012, the Company was in compliance with the covenant.

11.	CONTINGENT CONSIDERATION

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of Bogs, with the first payment due in 2013 and the second in 2016. The estimate of contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. In accordance with ASC 805, the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Balance Sheets was as follows:

	December 31,	December 31,
	2012	2011
	(Dollars in thousands)
Current portion	$1,270	$-
Long-term portion	4,991	9,693
Total contingent consideration	$6,261	$9,693

The current portion of contingent consideration is recorded within accrued liabilities in the Consolidated Balance Sheets. The long-term portion is recorded within other long-term liabilities in the Consolidated Balance Sheets. The total contingent consideration has been assigned to the Company’s wholesale segment.

The following table summarizes the activity during 2012 related to the contingent payments as recorded in the Consolidated Statements of Earnings (dollars in thousands):

Beginning balance	$9,693
Net gain on remeasurement of contingent consideration	(3,522)
Interest expense	90
Ending balance	$6,261

The net gain was recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

The reduction of the estimated liability in 2012 was primarily due to a decrease in the 2013 payment as a result of lower Bogs gross margin dollars relative to the Company’s original projections. The calculation of the 2013 payment has been finalized and the Company will pay the former shareholders of Bogs approximately $1,270,000 on or before March 31, 2013.

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820. The fair value measurement was determined using a probability-weighted model which includes various estimates related to Bogs future sales levels and gross margins. As of December 31, 2012, management estimates that the range of reasonably possible potential amounts for the second payment (due in 2016) is between $2 million and $8 million.

12.	EMPLOYEE RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all employees, as well as an unfunded supplemental pension plan for key executives. Retirement benefits are provided based on employees’ years of credited service and average earnings or stated amounts for years of service. Normal retirement age is 65 with provisions for earlier retirement. The plan also has provisions for disability and death benefits. The plan closed to new participants as of August 1, 2011. The Company’s funding policy for the defined benefit pension plan is to make contributions to the plan such that all employees’ benefits will be fully provided by the time they retire. Plan assets are stated at market value and consist primarily of equity securities and fixed income securities, mainly U.S. government and corporate obligations.

The Company follows ASC 715, Compensation – Retirement Benefits (“ASC 715”) which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in their statements of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. In addition, ASC 715 requires employers to measure the funded status of their plans as of the date of their year-end statements of financial position. ASC 715 also requires additional disclosures regarding amounts included in accumulated other comprehensive loss.

The Company’s pension plan’s weighted average asset allocation at December 31, 2012 and 2011, by asset category, was as follows:

	Plan Assets at December 31,
	2012	2011
Asset Category:
Equity Securities	52%	42%
Fixed Income Securities	40%	49%
Other	8%	9%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.75% long-term rate of return on assets assumption.

Assumptions used in determining the funded status at December 31, 2012 and 2011 were:

	2012	2011
Discount rate	4.23%	4.60%
Rate of compensation increase	4.50%	4.50%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2012 and 2011:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2012	2011	2012	2011
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$39,523	$34,407	$13,870	$10,754
Service cost	1,236	977	236	235
Interest cost	1,800	1,807	516	566
Plan amendments	-	-	(1,415)	-
Actuarial loss (gain)	2,532	3,776	(576)	2,494
Benefits paid	(1,639)	(1,444)	(361)	(179)
Projected benefit obligation, end of year	$43,452	$39,523	$12,270	$13,870

Change in plan assets
Fair value of plan assets, beginning of year	26,655	26,193	-	-
Actual return on plan assets	2,932	400	-	-
Administrative expenses	(129)	(94)	-	-
Contributions	-	1,600	361	179
Benefits paid	(1,639)	(1,444)	(361)	(179)
Fair value of plan assets, end of year	$27,819	$26,655	$-	$-
Funded status of plan	$(15,633)	$(12,868)	$(12,270)	$(13,870)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities - other	$-	$-	$(373)	$(394)
Long-term pension liability	(15,633)	(12,868)	(11,897)	(13,476)
Net amount recognized	$(15,633)	$(12,868)	$(12,270)	$(13,870)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $6,735, $6,575, $2,102 and $2,487, respectively	$10,534	$10,283	$3,288	$3,891
Prior service cost, net of income tax benefit of $1, $1, ($402) and $106, respectively	1	2	(628)	166
Net amount recognized	$10,535	$10,285	$2,660	$4,057

The accumulated benefit obligation for the defined benefit pension plan and the supplemental pension plan was $38.2 million and $11.6 million, respectively, at December 31, 2012 and $35.3 million and $12.0 million, respectively, at December 31, 2011.

Assumptions used in determining net periodic pension cost for the years ended December 31, 2012, 2011 and 2010 were:

	2012	2011	2010
Discount rate	4.60%	5.40%	5.95%
Rate of compensation increase	4.50%	4.50%	4.50%
Long-term rate of return on plan assets	7.75%	8.00%	8.00%

The components of net periodic pension cost for the years ended December 31, 2012, 2011 and 2010, were:

	2012	2011	2010
	(Dollars in thousands)
Benefits earned during the period	$1,472	$1,212	$1,187
Interest cost on projected benefit obligation	2,317	2,373	2,449
Expected return on plan assets	(1,994)	(2,021)	(1,836)
Net amortization and deferral	1,612	1,272	1,448
Net pension expense	$3,407	$2,836	$3,248

The Company expects to recognize $1.6 million of amortization of unrecognized loss and $111,000 of amortization of prior service cost as components of net periodic benefit cost in 2013, which are included in accumulated other comprehensive loss at December 31, 2012.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the level of cash contribution that will be required in 2013 to maintain the minimum funding balance is unknown.

Projected benefit payments for the plans as of December 31, 2012 were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2013	$1,834	$373
2014	$1,905	$390
2015	$1,968	$398
2016	$2,057	$421
2017	$2,125	$427
2018 - 2022	$11,990	$2,534

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2012 by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2012
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$10,169	$1,118	$-	$11,287
Preferred stocks	1,038	-	-	1,038
Exchange traded funds	3,194	-	-	3,194
Corporate obligations	-	4,573	-	4,573
State and municipal obligations	-	574	-	574
Foreign obligations	-	16	-	16
Pooled fixed income funds	3,212	-	-	3,212
U.S. government securities	-	1,584	-	1,584
Cash and cash equivalents	2,264	-	-	2,264
Subtotal	19,877	7,865	-	27,742
Other assets (1)				77
Total				$27,819

(1) This category represents trust receivables that are not leveled.

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2011 by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2011
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$8,329	$582	$-	$8,911
Preferred stocks	859	-	-	859
Exchange traded funds	2,180	-	-	2,180
Corporate obligations	-	4,747	-	4,747
State and municipal obligations	-	806	-	806
Foreign obligations	-	51	-	51
Pooled fixed income funds	4,378	-	-	4,378
U.S. government securities	-	2,288	-	2,288
Cash and cash equivalents	2,337	-	-	2,337
Subtotal	18,083	8,474	-	26,557
Other assets (1)				98
Total				$26,655

(1) This category represents trust receivables that are not leveled.

The Company also has a defined contribution plan covering substantially all employees. The Company contributed approximately $221,000, $212,000 and $200,000 in 2012, 2011 and 2010, respectively.

13.	INCOME TAXES

The provision for income taxes included the following components at December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(Dollars in thousands)
Current:
Federal	$6,985	$5,483	$5,228
State	928	951	1,020
Foreign	972	2,490	420
Total	8,885	8,924	6,668
Deferred	1,648	(343)	503
Total provision	$10,533	$8,581	$7,171

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.3	2.5	3.1
Non-taxable municipal bond interest	(1.9)	(2.7)	(3.2)
Foreign income tax rate differences	(2.2)	(1.5)	(0.6)
Other	0.9	1.0	(0.6)
Effective tax rate	34.1%	34.3%	33.7%

The foreign component of pretax net earnings was $6.2 million, $5.3 million and $3.8 million for 2012, 2011 and 2010, respectively. As of December 31, 2012, the total amount of unremitted foreign earnings was $5.7 million. The repatriation of foreign earnings would not have a material impact on the Company’s financial statements.

The components of deferred taxes as of December 31, 2012 and 2011 were as follows:

	2012	2011
	(Dollars in thousands)
Deferred tax benefits:
Accounts receivable reserves	$421	$507
Pension liability	10,882	10,428
Accrued liabilities	1,934	1,727
	13,237	12,662
Deferred tax liabilities:
Inventory and related reserves	(1,316)	(964)
Cash value of life insurance	(3,029)	(2,821)
Property, plant and equipment	(1,713)	(1,516)
Intangible assets	(5,051)	(2,827)
Prepaid and other assets	(268)	(263)
Foreign currency gains on intercompany loans	(419)	(448)
	(11,796)	(8,839)
Net deferred income tax benefits	$1,441	$3,823

The net deferred tax benefit is classified in the Consolidated Balance Sheets as follows:

	2012	2011
	(Dollars in thousands)
Current deferred income tax benefits	$649	$395
Noncurrent deferred income tax benefits	792	3,428
	$1,441	$3,823

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2009	$449
Increases related to current year tax positions	9
Expiration of the statute of limitations for the assessment of taxes	(23)
Favorable settlements of tax positions	(351)
Balance at December 31, 2010	$84
Expiration of the statute of limitations for the assessment of taxes	(84)
Balance at December 31, 2011	$-
Increases related to current year tax positions	124
Balance at December 31, 2012	$124

The Company had unrecognized tax benefits of $124,000 at December 31, 2012. This amount, if recognized, would reduce the Company’s annual effective tax rate. Included in the Consolidated Balance Sheets at December 31, 2012 was a liability for potential interest related to these positions of $2,000. The Company had no unrecognized tax benefits as of December 31, 2011.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2008 through 2012 tax years remain subject to examination by those taxing authorities.

14.	COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases office space in the U.S. and its distribution facilities in Canada and overseas. Total minimum rents were $9.6 million in 2012, $8.3 million in 2011, and $8.4 million in 2010. Percentage rentals were $1.2 million in 2012, $1.2 million in 2011 and $483,000 in 2010.

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, are shown below. Renewal options exist for many long-term leases.

Operating
(Dollars in thousands)	Leases
2013	$9,251
2014	8,202
2015	6,067
2016	4,535
2017	3,333
Thereafter	8,052
Total	$39,440

At December 31, 2012, the Company also had purchase commitments of approximately $50.2 million to purchase inventory, all of which were due in less than one year.

15.	STOCK REPURCHASE PROGRAM

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to purchase shares of its common stock in open market transactions at prevailing prices. In 2012, the Company purchased 285,422 shares at a total cost of $6.6 million through its stock repurchase program. In 2011, the Company purchased 175,606 shares at a total cost of $4.0 million through its stock repurchase program and 400,319 shares at a total cost of $9.0 million in a private transaction. In 2010, the Company purchased 101,192 shares at a total cost of $2.3 million through its stock repurchase program. At December 31, 2012, the Company was authorized to purchase an additional 824,000 shares under the program.

16.	EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$18,957	$15,251	$13,668

Denominator:
Basic weighted average shares outstanding	10,844	11,066	11,293
Effect of dilutive securities:
Employee stock-based awards	106	93	200
Diluted weighted average shares outstanding	10,950	11,159	11,493

Basic earnings per share	$1.75	$1.38	$1.21

Diluted earnings per share	$1.73	$1.37	$1.19

Diluted weighted average shares outstanding for 2012 exclude antidilutive unvested restricted stock and outstanding stock options totaling 874,530 shares at a weighted average price of $24.26. Diluted weighted average shares outstanding for 2011 exclude antidilutive unvested restricted stock and outstanding stock options totaling 834,100 shares at a weighted average price of $24.83.

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. As of December 31, 2012, the Company had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2012 and 2011, there was no single customer with sales above 10% of the Company’s total sales. In 2010, sales to the Company’s largest customer were 12% of total sales.

In the retail segment, the Company operated 23 Company-owned stores in principal cities in the United States and an Internet business as of December 31, 2012. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold in order to provide the consumer with as complete a selection as practically possible.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2012
Product sales	$214,568	$24,348	$51,215	$290,131
Licensing revenues	3,340	-	-	3,340
Net sales	217,908	24,348	51,215	293,471
Depreciation	2,083	544	711	3,338
Earnings from operations	22,214	1,662	5,921	29,797
Total assets	246,523	7,994	30,804	285,321
Capital expenditures	7,235	844	1,461	9,540

2011
Product sales	$195,638	$24,740	$47,273	$267,651
Licensing revenues	3,449	-	-	3,449
Net sales	199,087	24,740	47,273	271,100
Depreciation	1,677	565	349	2,591
Earnings from operations	15,673	1,554	5,970	23,197
Total assets	237,279	7,374	28,855	273,508
Capital expenditures	6,576	249	1,364	8,189

2010
Product sales	$163,843	$22,497	$40,713	$227,053
Licensing revenues	2,178	-	-	2,178
Net sales	166,021	22,497	40,713	229,231
Depreciation	1,614	682	404	2,700
Earnings from operations	15,742	(400)	3,439	18,781
Total assets	189,844	7,572	26,019	223,435
Capital expenditures	298	54	1,158	1,510

All North American corporate office assets are included in the wholesale segment. Transactions between segments primarily consist of sales between the wholesale and retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(Dollars in thousands)
Net Sales:
United States	$225,397	$212,779	$179,129
Canada	16,859	11,049	9,361
Europe	7,230	8,014	8,008
Australia	29,465	25,049	20,073
Asia	8,956	8,277	7,432
South Africa	5,564	5,932	5,228
Total	$293,471	$271,100	$229,231

Long-Lived Assets:
United States	$80,268	$75,293	$34,334
Other	6,009	5,116	4,089
	$86,277	$80,409	$38,423

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), goodwill, trademarks and amortizable intangible assets.

18.	STOCK-BASED COMPENSATION PLANS

At December 31, 2012, the Company had three stock-based compensation plans: the 1997 Stock Option Plan, the 2005 Equity Incentive Plan and the 2011 Incentive Plan (collectively, “the Plans”). Under the Plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant. The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards. Awards are no longer granted under the 1997 and 2005 plans.

Stock options and restricted stock awards were granted on December 1, 2012, 2011 and 2010. Under the 2011 Incentive Plan, stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Under the 1997 and 2005 plans, stock options were valued at fair market value based on the average of the Company’s high and low trade prices on the date of grant. The stock options and restricted stock awards granted in 2012, 2011 and 2010 vest ratably over four years. Stock options granted in 2012 and 2011 expire six years from the date of grant. Stock options granted between 2006 and 2010 expire five years from the date of grant. Stock options granted prior to 2006 expire ten years from the grant date, with the exception of certain incentive stock options, which expired five years from the date of grant. As of December 31, 2012, there were 472,000 shares remaining available for stock-based awards under the 2011 Incentive Plan.

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

In accordance with ASC 718, stock-based compensation expense was recognized in the 2012, 2011 and 2010 consolidated financial statements for stock options and restricted stock awards granted since 2007. An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation, and the estimate was adjusted quarterly to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates. The effect of applying the expense recognition provisions of ASC 718 in 2012, 2011 and 2010 decreased Earnings Before Provision For Income Taxes by approximately $1,201,000, $1,224,000 and $1,128,000, respectively.

As of December 31, 2012, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2009 through 2012 which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years. As of December 31, 2012, there was $987,000 of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2009 through 2012 which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2012, 2011 and 2010:

	2012	2011	2010
Risk-free interest rate	0.51%	0.66%	1.00%
Expected dividend yield	2.89%	2.65%	2.56%
Expected term	4.3 years	4.3 years	3.5 years
Expected volatility	26.4%	29.6%	33.0%

The risk-free interest rate is based on U.S. Treasury bonds with a remaining term equal to the expected term of the award. The expected dividend yield is based on the Company’s expected annual dividend as a percentage of the market value of the Company’s common stock in the year of grant. The expected term of the stock options is determined using historical experience. The expected volatility is based upon historical stock prices over the most recent period equal to the expected term of the award.

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2012		2011		2010
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,307,488	$21.76	1,269,426	$20.25	1,195,276	$18.68
Granted	253,400	23.53	235,700	24.21	192,000	24.49
Exercised	(174,646)	13.17	(122,463)	8.95	(113,500)	10.59
Forfeited or expired	(120,450)	27.37	(75,175)	24.93	(4,350)	26.90
Outstanding at end of year	1,265,792	$22.76	1,307,488	$21.76	1,269,426	$20.25
Exercisable at end of year	706,863	$21.89	821,510	$20.16	848,200	$17.81
Weighted average fair market value of options granted	$3.68		$4.51		$4.97

	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2012	3.1	$2,022,000
Exercisable - December 31, 2012	1.8	$2,010,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 31, 2012 of $23.36 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested - December 31, 2009	349,325	$25.93	$5.00
Granted	192,000	24.49	4.97
Vested	(116,999)	26.33	5.17
Forfeited	(3,100)	26.84	5.00
Non-vested - December 31, 2010	421,226	$25.16	$4.94
Granted	235,700	24.21	4.51
Vested	(145,298)	25.86	5.05
Forfeited	(25,650)	25.62	4.91
Non-vested - December 31, 2011	485,978	$24.46	$4.70
Granted	253,400	23.53	3.68
Vested	(173,824)	25.05	4.73
Forfeited	(6,625)	24.26	4.60
Non-vested - December 31, 2012	558,929	$23.86	$4.23

The following table summarizes information about outstanding and exercisable stock options at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$15.46 to $18.03	318,292	1.22	$17.15	318,292	$17.15
$23.09 to $23.53	423,400	4.31	23.35	127,949	23.09
$24.21 to $30.67	524,100	3.37	25.69	260,622	27.09
	1,265,792	3.14	$22.76	706,863	$21.89

The following table summarizes stock option activity for the years ended December 31:

	2012	2011	2010
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,704	$1,299	$1,443
Cash received from stock option exercises	$2,300	$1,096	$1,202
Income tax benefit from the exercise of stock options	$664	$507	$563
Total fair value of stock options vested	$821	$733	$604

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2010, 2011 and 2012:

Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2009	46,670	$25.56
Issued	12,800	24.49
Vested	(22,372)	25.40
Forfeited	(1,650)	25.00
Non-vested - December 31, 2010	35,448	$24.79
Issued	19,300	24.21
Vested	(16,748)	25.91
Forfeited	-	-
Non-vested - December 31, 2011	38,000	24.47
Issued	19,600	23.53
Vested	(15,025)	24.97
Forfeited	-	-
Non-vested - December 31, 2012	42,575	$23.87

At December 31, 2012, the Company expected 42,575 of shares of restricted stock to vest over a weighted-average remaining contractual term of 3.10 years. These shares had an aggregate intrinsic value of $995,000 at December 31, 2012. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 31, 2012 of $23.36 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was approximately $137,000 in 2012, $158,000 in 2011 and $214,000 in 2010.

19.	QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$75,314	$60,333	$79,473	$78,351	$293,471
Gross earnings	$28,031	$22,878	$30,446	$33,532	$114,887
Net earnings attributable to Weyco Group, Inc.	$3,869	$2,219	$5,192	$7,677	$18,957
Net earnings per share:
Basic	$0.36	$0.20	$0.48	$0.71	$1.75
Diluted	$0.35	$0.20	$0.48	$0.71	$1.73

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$65,146	$56,550	$74,601	$74,803	$271,100
Gross earnings	$24,825	$22,663	$28,540	$30,694	$106,722
Net earnings attributable to Weyco Group, Inc.	$3,372	$1,937	$4,409	$5,533	$15,251
Net earnings per share:
Basic	$0.30	$0.17	$0.40	$0.51	$1.38
Diluted	$0.30	$0.17	$0.40	$0.50	$1.37

20.	VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2009	$1,218	$1,440	$2,658
Add - Additions charged to earnings	35	2,855	2,890
Deduct - Charges for purposes for which reserves were established	(144)	(3,118)	(3,262)
BALANCE, DECEMBER 31, 2010	$1,109	$1,177	$2,286
Add - Additions charged to earnings	316	2,496	2,812
Add - Acquisitions and other adjustments	316	-	316
Deduct - Charges for purposes for which reserves were established	(326)	(2,729)	(3,055)
BALANCE, DECEMBER 31, 2011	$1,415	$944	$2,359
Add - Additions charged to earnings	175	2,954	3,129
Deduct - Charges for purposes for which reserves were established	(319)	(2,750)	(3,069)
BALANCE, DECEMBER 31, 2012	$1,271	$1,148	$2,419

21.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 14, 2013, the date these financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

ITEM 9                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B              OTHER INFORMATION

None.

PART III

ITEM 10              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2013 (the “2013 Proxy Statement”), and is incorporated herein by reference.

ITEM 11             EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2013 Proxy Statement, and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2013 Proxy Statement, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2012:

	(a)	(b)	(c)
Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by shareholders	1,265,792	$22.76	472,000

Equity compensation plans not approved by shareholders	-	-	-

Total	1,265,792	$22.76	472,000

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2013 Proxy Statement, and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2013 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)		Documents filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2012 Annual Report on Form 10-K.
	(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)		List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011

3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007

10.1	Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008

10.2	Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008

10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008

10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008

10.5*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.6*	Employment Agreement - Thomas W. Florsheim, Jr., dated January 1, 2011	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2010

10.7*	Employment Agreement - John W. Florsheim, dated January 1, 2011	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2010

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.8*	Excess Benefits Plan - Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005

10.9*	Pension Plan - Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.10	Deferred Compensation Plan - Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005

10.11	Loan agreement between Weyco Group, Inc. and M&I Marshall & Ilsley Bank dated April 28, 2006	Exhibit 10.9 to Form 10-Q for the Quarter Ended June 30, 2008

10.12	Amendment to loan agreement dated April 30, 2012 which increased the interest rate and extended the revolving maturity date to April 30, 2013	Exhibit 10.1 to Form 10-Q for Quarter Ended March 31, 2012

10.12a	Amendment to loan agreement dated November 2, 2012, which increased the amount of the borrowing facility from $50 million to $60 million	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2012

10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997

10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008

10.15*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003	Exhibit 10.19 to Form 10-K for Year Ended December 31, 2004

10.16*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003	Exhibit 10.20 to Form 10-K for Year Ended December 31, 2004

10.17*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003	Exhibit 10.22 to Form 10-K for Year Ended December 31, 2004

10.18*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005

10.19*	Weyco Group, Inc. 2011 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 3, 2011

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.20a*	Form of incentive stock option agreement for Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19a to Form 10-Q for Quarter Ended March 31, 2011

10.20b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19b to Form 10-Q for Quarter Ended March 31, 2011

10.20c*	Form of restricted stock agreement for the Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19c to Form 10-Q for Quarter Ended March 31, 2011

21	Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm dated March 14, 2013		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/ John F. Wittkowske	March 14, 2013
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 14, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

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

