Form 10-Q
period 2013-03-31
WEYCO GROUP INC
filed 2013-05-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _____________

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

Yes ☐ No ☒

As of April 30, 2013, there were 10,802,916 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$13,782	$17,288
Marketable securities, at amortized cost	7,017	8,004
Accounts receivable, net	56,282	49,048
Accrued income tax receivable	-	1,136
Inventories	53,619	65,366
Deferred income tax benefits	351	649
Prepaid expenses and other current assets	3,318	4,953
Total current assets	134,369	146,444

Marketable securities, at amortized cost	34,369	36,216
Deferred income tax benefits	1,369	792
Property, plant and equipment, net	36,827	37,218
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	18,776	18,791
Total assets	$271,570	$285,321

LIABILITIES AND EQUITY:
Short-term borrowings	$38,000	$45,000
Accounts payable	6,393	11,133
Accrued liabilities	8,900	13,888
Accrued income tax payable	532	-
Total current liabilities	53,825	70,021

Long-term pension liability	27,885	27,530
Other long-term liabilities	6,462	6,381

Equity:
Common stock	10,807	10,831
Capital in excess of par value	29,261	26,184
Reinvested earnings	148,938	149,664
Accumulated other comprehensive loss	(12,685)	(12,514)
Total Weyco Group, Inc. equity	176,321	174,165
Noncontrolling interest	7,077	7,224
Total equity	183,398	181,389
Total liabilities and equity	$271,570	$285,321

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)

Net sales	$73,590	$75,314
Cost of sales	45,891	47,283
Gross earnings	27,699	28,031

Selling and administrative expenses	23,011	22,198
Earnings from operations	4,688	5,833

Interest income	412	483
Interest expense	(127)	(129)
Other income and expense, net	(89)	58

Earnings before provision for income taxes	4,884	6,245

Provision for income taxes	1,759	2,190

Net earnings	3,125	4,055

Net (loss) earnings attributable to noncontrolling interest	(75)	186

Net earnings attributable to Weyco Group, Inc.	$3,200	$3,869

Weighted average shares outstanding
Basic	10,760	10,888
Diluted	10,835	11,028

Earnings per share
Basic	$0.30	$0.36
Diluted	$0.30	$0.35

Cash dividends declared (per share)	$-	$0.16

Comprehensive income	$2,882	$4,890

Comprehensive (loss) income attributable to noncontrolling interest	(147)	645

Comprehensive income attributable to Weyco Group, Inc.	$3,029	$4,245

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,125	$4,055
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	953	800
Amortization	85	94
Bad debt expense	36	78
Deferred income taxes	(428)	(442)
Net gains on remeasurement of contingent consideration	-	(518)
Net foreign currency transaction losses (gains)	124	(51)
Stock-based compensation	316	299
Pension expense	825	989
Net losses (gains) on disposal of property, plant and equipment	3	(3)
Increase in cash surrender value of life insurance	(135)	(135)
Changes in operating assets and liabilities, net of effects from acquisitions -
Accounts receivable	(7,272)	(10,554)
Inventories	11,750	11,351
Prepaids and other assets	1,716	315
Accounts payable	(4,742)	(7,021)
Accrued liabilities and other	(4,341)	(1,155)
Accrued income taxes	1,669	2,233
Net cash provided by operating activities	3,684	335

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	2,819	431
Proceeds from the sale of property, plant and equipment	3	-
Purchase of property, plant and equipment	(564)	(891)
Net cash provided by (used for) investing activities	2,258	(460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	-	(1,748)
Shares purchased and retired	(4,099)	(133)
Proceeds from stock options exercised	2,499	136
Payment of contingent consideration	(1,270)	-
Proceeds from bank borrowings	2,000	2,000
Repayments of bank borrowings	(9,000)	-
Income tax benefits from stock-based compensation	411	22
Net cash (used for) provided by financing activities	(9,459)	277

Effect of exchange rate changes on cash and cash equivalents	11	62

Net (decrease) increase in cash and cash equivalents	$(3,506)	$214

CASH AND CASH EQUIVALENTS at beginning of period	17,288	10,329

CASH AND CASH EQUIVALENTS at end of period	$13,782	$10,543

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$560	$419
Interest paid	$123	$103

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three month period are not necessarily indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$3,200	$3,869

Denominator:
Basic weighted average shares outstanding	10,760	10,888
Effect of dilutive securities:
Employee stock-based awards	75	140
Diluted weighted average shares outstanding	10,835	11,028

Basic earnings per share	$0.30	$0.36

Diluted earnings per share	$0.30	$0.35

Diluted weighted average shares outstanding for the three months ended March 31, 2013 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 853,780 shares of common stock at a weighted average price of $24.81. Diluted weighted average shares outstanding for the three months ended March 31, 2012 exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 717,030 shares of common stock at a weighted average price of $25.67.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all security investments to maturity.

The amortized cost of all marketable securities as of March 31, 2013 and December 31, 2012 as reported in the Consolidated Condensed Balance Sheets (Unaudited) was $41.4 million and $44.2 million, respectively. The estimated fair market value of those marketable securities at March 31, 2013 and December 31, 2012 was $43.5 million and $46.5 million, respectively.

The unrealized gains and losses on investment securities at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$2,268	$200	$2,473	$200

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2013 and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of March 31, 2013:

		March 31, 2013
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(83)	$117
Customer relationships	15	3,500	(486)	3,014
Total amortizable intangible assets		$3,700	$(569)	$3,131

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of December 31, 2012:

		December 31, 2012
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(73)	$127
Customer relationships	15	3,500	(428)	3,072
Total amortizable intangible assets		$3,700	$(501)	$3,199

The Company’s amortizable intangible assets are included within other assets in the Consolidated Condensed Balance Sheets (Unaudited).

5.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2013 and 2012 was:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2013
Product sales	$54,649	$5,748	$12,599	$72,996
Licensing revenues	594	-	-	594
Net sales	$55,243	$5,748	$12,599	$73,590
Earnings from operations	$3,732	$442	$514	$4,688

2012
Product sales	$55,902	$5,660	$13,027	$74,589
Licensing revenues	725	-	-	725
Net sales	$56,627	$5,660	$13,027	$75,314
Earnings from operations	$4,470	$(5)	$1,368	$5,833

6.	Employee Retirement Plans

The components of the Company’s net pension expense were:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Benefits earned during the period	$385	$399
Interest cost on projected benefit obligation	578	602
Expected return on plan assets	(519)	(482)
Net amortization and deferral	381	470
Net pension expense	$825	$989

7.	Stock-Based Compensation Plans

During the three months ended March 31, 2013, the Company recognized approximately $316,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2009 through 2012. During the three months ended March 31, 2012, the Company recognized approximately $299,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2008 through 2011.

The following table summarizes the stock option activity under the Company’s plans for the three month period ended March 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2012	1,265,792	$22.76
Exercised	(148,626)	$16.81
Forfeited or expired	(700)	$24.27
Outstanding at March 31, 2013	1,116,466	$23.55	3.3	$1,760,000
Exercisable at March 31, 2013	557,837	$23.24	1.9	$1,398,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value at March 28, 2013, the last trading day of the quarter, of $24.51 and the exercise price.

The following table summarizes stock option activity for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,055	$57
Cash received from stock option exercises	$2,499	$136
Income tax benefit from the exercise of stock options	$411	$22

The following table summarizes the Company’s restricted stock award activity for three month period ended March 31, 2013:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2012	42,575	$23.87
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2013	42,575	$23.87	2.8	$1,044,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on on March 28, 2013, the last trading day of the quarter, of $24.51 multiplied by the number of non-vested restricted shares outstanding.

8.	Short-Term Borrowings

At March 31, 2013, the Company had a $60 million unsecured revolving line of credit. At the end of the first quarter, the Company had $38 million of bank borrowings outstanding at an interest rate of approximately 1.2%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at March 31, 2013. The line of credit agreement expired on April 30, 2013 and was renewed for another term that expires April 30, 2014, at essentially the same terms as the prior agreement.

9.	Contingent Consideration

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of Bogs, two and five years following the Bogs acquisition date (in 2013 and 2016). The contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. The first payment was paid to the former owners on March 28, 2013. In accordance with ASC 805, the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Condensed Balance Sheets (Unaudited) was as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Current portion	$-	$1,270
Long-term portion	5,003	4,991
Total contingent consideration	$5,003	$6,261

The fair value of the contingent payments was recorded at present value. Accordingly, the two components of the change in contingent consideration between December 31, 2012 and March 31, 2013 were the payment to the former owners of $1,270,000 and interest expense of $12,000.

The current portion of contingent consideration was recorded within accrued liabilities in the Consolidated Condensed Balance Sheets (Unaudited). The long-term portion was recorded within other long-term liabilities in the Consolidated Condensed Balance Sheets (Unaudited).

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

10.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net earnings	$3,125	$4,055
Foreign currency translation adjustments	(476)	549
Pension liability, net of tax of $148 and $183, respectively	233	286
Total comprehensive income	$2,882	$4,890

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Foreign currency translation adjustments	$277	$681
Pension liability, net of tax	(12,962)	(13,195)
Total accumulated other comprehensive loss	$(12,685)	$(12,514)

11.	Equity

A reconciliation of the Company’s equity for the three months ended March 31, 2013 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2012	$10,831	$26,184	$149,664	$(12,514)	$7,224

Net earnings (loss)	-	-	3,200	-	(75)
Foreign currency translation adjustments	-	-	-	(404)	(72)
Pension liability adjustment, net of tax	-	-	-	233	-
Stock options exercised	149	2,350	-	-	-
Stock-based compensation expense	-	316	-	-	-
Income tax benefit from stock options exercised	-	411	-	-	-
Shares purchased and retired	(173)	-	(3,926)	-	-

Balance, March 31, 2013	$10,807	$29,261	$148,938	$(12,685)	$7,077

12.	Subsequent Events

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for $3.4 million. The Company previously leased this facility, which is used as its Canadian office and distribution center.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. As of March 31, 2013, the Company also had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 21 Company-owned retail stores in the United States and an Internet business as of March 31, 2013. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2013 were $73.6 million, down 2% compared to last year’s first quarter net sales of $75.3 million. North American wholesale net sales were down 2% for the quarter. Retail net sales increased 2% this quarter compared to the same period last year. Net sales of the Company’s other businesses decreased 3%.

Consolidated earnings from operations were $4.7 million this quarter compared with $5.8 million for the first quarter of 2012. Gross earnings as a percent of net sales were 37.6% for the first quarter of 2013 and 37.2% for the first quarter of 2012. Selling and administrative expenses were 31% of net sales for the first quarter of 2013 as compared with 29% in 2012. In 2012, selling and administrative expenses were reduced by a $518,000 adjustment to reduce the estimated liability for future payments to be made as a result of the 2011 Bogs acquisition. No significant adjustment to the estimated liability was made in 2013.

The Company’s net earnings attributable to Weyco Group, Inc. in the first quarter 2013 were $3.2 million compared with $3.9 million in the same quarter last year. Diluted earnings per share for the three months ended March 31, 2013 were $0.30 per share compared with $0.35 per share in last year’s first quarter.

Financial Position Highlights

At March 31, 2013, cash and marketable securities totaled $55 million and total outstanding debt was $38 million. At December 31, 2012, cash and marketable securities totaled $62 million and total outstanding debt was $45 million.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		%
	2013	2012	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$55,243	$56,627	-2%
North American Retail	5,748	5,660	2%
Other	12,599	13,027	-3%
Total	$73,590	$75,314	-2%

Earnings from Operations
North American Wholesale	$3,732	$4,470	-17%
North American Retail	442	(5)	*
Other	514	1,368	-62%
Total	$4,688	$5,833	-20%

* - Not meaningful.

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2013 and 2012 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended March 31,		%
	2013	2012	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$18,716	$18,429	2%
Nunn Bush	16,135	18,135	-11%
Florsheim	12,487	12,066	3%
BOGS/Rafters	6,303	5,834	8%
Umi	1,008	1,438	-30%
Total North American Wholesale	$54,649	$55,902	-2%
Licensing	594	725	-18%
Total North American Wholesale Segment	$55,243	$56,627	-2%

The increases in Stacy Adams and Florsheim first quarter net sales were driven by higher sales volumes with national shoe chains. Nunn Bush net sales decreased due to soft sales to department stores in the first quarter 2013. The Company took over the distribution of Bogs in Canada from a third party licensee effective June 1, 2012. As a result, Bogs net sales increased due to sales in Canada in the first quarter of 2013. This increase was partially offset by decreased sales of Bogs in the United States in the first quarter 2013. Management believes that Bogs net sales in the United States decreased because retailers continued to sell inventory carried over from the prior mild winter rather than buying new stock.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $3.7 million in the first quarter of 2013, compared to $4.5 million in 2012. The majority of the decrease in earnings from operations resulted from the impact of the first quarter 2012 adjustment to reduce the estimated liability for future payments related to the 2011 Bogs acquisition. The adjustment reduced first quarter 2012 selling and administrative expenses by $518,000. The first payment was made to the former owners of Bogs in the first quarter of 2013; no significant adjustment to the estimated liability was made in the first quarter of 2013.

Gross earnings were $17.1 million, or 31.0% of net sales in the first quarter of 2013 compared with $17.3 million, or 30.5% in last year’s first quarter.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three-month periods ended March 31, 2013 and 2012 were $2.9 million and $2.5 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 24.5% in the first quarter of 2013 and 23% in the same period last year.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were up 2% in the first quarter of 2013, compared to the same period last year. There were six fewer domestic stores at March 31, 2013 than at March 31, 2012. Same store sales were up 10% for the quarter, with the majority of the increase in the Company’s Internet business. The improvement in same store performance more than offset the sales volume losses from the closed locations.

Earnings from Operations

The North American retail segment had earnings from operations of $442,000 in the first quarter of 2013, compared to a loss of ($5,000) in the first quarter of 2012. This improvement was due to higher same store sales as well as the closing of underperforming stores since March 31, 2012. Gross earnings were 65% of net sales in both the the first quarter of 2013 and 2012.

Selling and administrative expenses were 57% of net sales in the first quarter of 2013 compared with 65% of net sales in 2012. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. The decrease in selling and administrative expenses relative to net sales was mainly due to the closing of unprofitable stores since last year.

Other

The Company’s other net sales decreased 3% for the quarter. The majority of the Company’s other net sales are generated by Florsheim Australia. For the quarter ended March 31, 2013, Florsheim Australia’s net sales decreased 2% compared to the same period last year. This was the result of an increase in Florsheim Australia’s retail net sales of 9%, which was more than offset by a 13% decrease in Florsheim Australia’s wholesale net sales. The increase in retail sales was due to opening a few new locations in Australia and Asia in 2013 compared to 2012, and an increase in same store sales of 8%. The decrease in wholesale sales was mainly due to lower wholesale sales in Australia and Asia.

Collectively, the operating earnings of the Company’s other businesses decreased $854,000 in the first quarter of 2013 compared to 2012. The decrease in operating earnings was mainly due to lower wholesale sales volumes and higher retail selling and administrative expenses. Retail selling and administrative expenses increased due to the additional retail locations in Australia and Asia.

Other income and expense and taxes

Interest income for the first quarter of 2013 was down approximately $71,000 compared to the first quarter of 2012, primarily due to a lower average investment balance this year compared to last year. Interest expense was $127,000 in the first quarter of 2013 compared to $129,000 in 2012.

The Company’s effective tax rate for the quarter ended March 31, 2013 was 36.0% as compared with 35.1% for the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is its cash, short-term marketable securities and its revolving line of credit. During the first three months of 2013, the Company generated $3.7 million of cash from operating activities, had $2.8 million in proceeds from maturities of its marketable securities, and had $2.5 million in proceeds from stock option exercises.

The Company paid no cash dividends in 2013 and $1.7 million during the three months ended March 31, 2012. The Company’s first and second quarter 2013 dividends were accelerated into 2012, and were paid December 31, 2012. The Company plans to resume its regular quarterly dividend payment schedule in July 2013.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first quarter of 2013, the Company repurchased 172,885 shares at a total cost of $4.1 million. As of March 31, 2013, the Company had 650,640 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures were $564,000 in the first three months of 2013. On May 1, 2013, the Company purchased a 50% interest in a building Montreal, Canada for $3.4 million. The Company previously leased this facility, which is used as its Canadian office and distribution center. Management estimates that annual capital expenditures for 2013 are expected to be between $5 million and $6 million.

At March 31, 2013, the Company had a $60 million unsecured revolving line of credit. The Company repaid $7 million net on its line of credit during the first quarter 2013. At the end of the first quarter, the Company had $38 million outstanding under the facility at an interest rate of approximately 1.2%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at March 31, 2013. The line of credit agreement expired on April 30, 2013 and was renewed for another term that expires April 30, 2014 at essentially the same terms as the prior agreement.

In conjunction with the Bogs acquisition, the Company paid contingent consideration of $1,270,000 in March 2013 and a second payment is due in March 2016. See Note 9.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended March 31, 2013.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

1/1/2013 - 1/31/2013	37,515	$22.91	37,515	786,010

2/1/2013 - 2/28/2013	7,762	$22.99	7,762	778,248

3/1/2013 - 3/31/2013	127,608	$23.98	127,608	650,640

Total	172,885	$23.70	172,885

(1)	In April 1998, the Company's Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 5,500,000 shares.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2013

WEYCO GROUP, INC.

/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1 (1)	Ninth Amendment to Second Amended and Restated Credit Agreement, dated April 30, 2013		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consoidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

(1) Represents a non-material amendment to the Amended and Restated Credit Agreement.