Form 10-Q
period 2013-06-30
WEYCO GROUP INC
filed 2013-08-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________________ to _____________________

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

Yes ☐ No ☒

As of August 1, 2013, there were 10,828,541 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$7,048	$17,288
Marketable securities, at amortized cost	6,981	8,004
Accounts receivable, net	42,717	49,048
Accrued income tax receivable	2,628	1,136
Inventories	52,332	65,366
Deferred income tax benefits	396	649
Prepaid expenses and other current assets	5,298	4,953
Total current assets	117,400	146,444

Marketable securities, at amortized cost	30,915	36,216
Deferred income tax benefits	1,440	792
Property, plant and equipment, net	35,706	37,218
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,666	18,791
Total assets	$252,987	$285,321

LIABILITIES AND EQUITY:
Short-term borrowings	$20,000	$45,000
Accounts payable	4,524	11,133
Dividend payable	1,938	-
Accrued liabilities	9,013	13,888
Total current liabilities	35,475	70,021

Long-term pension liability	28,216	27,530
Other long-term liabilities	6,695	6,381

Equity:
Common stock	10,804	10,831
Capital in excess of par value	29,932	26,184
Reinvested earnings	148,696	149,664
Accumulated other comprehensive loss	(13,375)	(12,514)
Total Weyco Group, Inc. equity	176,057	174,165
Noncontrolling interest	6,544	7,224
Total equity	182,601	181,389
Total liabilities and equity	$252,987	$285,321

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Net sales	$65,041	$60,333	$138,631	$135,647
Cost of sales	40,343	37,455	86,234	84,738
Gross earnings	24,698	22,878	52,397	50,909

Selling and administrative expenses	21,018	19,476	44,029	41,674
Earnings from operations	3,680	3,402	8,368	9,235

Interest income	386	483	798	966
Interest expense	(112)	(116)	(239)	(245)
Other expense, net	(538)	(123)	(627)	(65)

Earnings before provision for income taxes	3,416	3,646	8,300	9,891

Provision for income taxes	1,151	1,094	2,910	3,284

Net earnings	2,265	2,552	5,390	6,607

Net earnings (loss) attributable to noncontrolling interest	60	333	(15)	519

Net earnings attributable to Weyco Group, Inc.	$2,205	$2,219	$5,405	$6,088

Weighted average shares outstanding
Basic	10,763	10,865	10,762	10,877
Diluted	10,813	10,982	10,824	11,005

Earnings per share
Basic	$0.20	$0.20	$0.50	$0.56
Diluted	$0.20	$0.20	$0.50	$0.55

Cash dividends declared (per share)	$0.18	$0.17	$0.18	$0.33

Comprehensive income	$982	$2,088	$3,864	$6,978

Comprehensive (loss) income attributable to noncontrolling interest	(533)	151	(680)	796

Comprehensive income attributable to Weyco Group, Inc.	$1,515	$1,937	$4,544	$6,182

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,390	$6,607
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,985	1,603
Amortization	171	184
Bad debt expense	87	152
Deferred income taxes	(727)	(841)
Net gain on remeasurement of contingent consideration	-	(1,219)
Net foreign currency transaction losses	580	90
Stock-based compensation	633	598
Pension contribution	(110)	-
Pension expense	1,796	1,869
Increase in cash surrender value of life insurance	(115)	(115)
Changes in operating assets and liabilities -
Accounts receivable	6,278	5,244
Inventories	12,960	2,082
Prepaids and other assets	99	376
Accounts payable	(6,628)	(8,547)
Accrued liabilities and other	(5,004)	(1,096)
Accrued income taxes	(1,493)	(392)
Net cash provided by operating activities	15,902	6,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(12)	-
Proceeds from maturities of marketable securities	6,308	2,905
Life insurance premiums paid	(155)	(155)
Investment in real estate	(3,206)	-
Purchase of property, plant and equipment	(1,125)	(2,128)
Net cash provided by investing activities	1,810	622

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	-	(3,496)
Shares purchased and retired	(4,623)	(3,812)
Proceeds from stock options exercised	2,828	1,566
Payment of contingent consideration	(1,270)	-
Proceeds from bank borrowings	2,000	9,000
Repayments of bank borrowings	(27,000)	(12,000)
Income tax benefits from stock-based compensation	455	469
Net cash used for financing activities	(27,610)	(8,273)

Effect of exchange rate changes on cash and cash equivalents	(342)	(7)

Net decrease in cash and cash equivalents	$(10,240)	$(1,063)

CASH AND CASH EQUIVALENTS at beginning of period	17,288	10,329

CASH AND CASH EQUIVALENTS at end of period	$7,048	$9,266

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,527	$4,010
Interest paid	$206	$191

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full year.

2.	Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or equity.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$2,205	$2,219	$5,405	$6,088

Denominator:
Basic weighted average shares outstanding	10,763	10,865	10,762	10,877
Effect of dilutive securities:
Employee stock-based awards	50	117	62	128
Diluted weighted average shares outstanding	10,813	10,982	10,824	11,005

Basic earnings per share	$0.20	$0.20	$0.50	$0.56

Diluted earnings per share	$0.20	$0.20	$0.50	$0.55

Diluted weighted average shares outstanding for the three and six months ended June 30, 2013 exclude anti-dilutive stock options totaling 773,150 shares of common stock at a weighted average price of $24.99. Diluted weighted average shares outstanding for the three and six months ended June 30, 2012 exclude anti-dilutive stock options totaling 805,000 shares of common stock at a weighted average price of $25.38.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all security investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$6,981	$7,049	$8,004	$8,117
Due from one through five years	22,569	23,586	25,384	26,620
Due from six through ten years	8,346	8,963	10,832	11,756
Total	$37,896	$39,598	$44,220	$46,493

The unrealized gains and losses on investment securities as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,902	$200	$2,473	$200

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2013 and determined that no other-than-temporary market value impairment exists.

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. This building serves as the Company’s Canadian office and distribution center. This real estate investment was accounted for as an equity-method investment under ASC 323, Investments - Equity Method and Joint Ventures (“ASC 323”) and is included within other assets in the Consolidated Condensed Balance Sheets (Unaudited).

5.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of June 30, 2013:

		June 30, 2013
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(93)	$107
Customer relationships	15	3,500	(545)	2,955
Total amortizable intangible assets		$3,700	$(638)	$3,062

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six months ended June 30, 2013 and 2012 was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2013
Product sales	$46,858	$5,383	$12,174	$64,415
Licensing revenues	626	-	-	626
Net sales	$47,484	$5,383	$12,174	$65,041
Earnings from operations	$2,179	$584	$917	$3,680

2012
Product sales	$43,076	$5,589	$11,129	$59,794
Licensing revenues	539	-	-	539
Net sales	$43,615	$5,589	$11,129	$60,333
Earnings from operations	$2,092	$37	$1,273	$3,402

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2013
Product sales	$101,507	$11,131	$24,773	$137,411
Licensing revenues	1,220	-	-	1,220
Net sales	$102,727	$11,131	$24,773	$138,631
Earnings from operations	$5,911	$1,026	$1,431	$8,368

2012
Product sales	$98,978	$11,249	$24,156	$134,383
Licensing revenues	1,264	-	-	1,264
Net sales	$100,242	$11,249	$24,156	$135,647
Earnings from operations	$6,562	$32	$2,641	$9,235

7.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Benefits earned during the period	$447	$369	$832	$768
Interest cost on projected benefit obligation	608	573	1,186	1,175
Expected return on plan assets	(525)	(492)	(1,044)	(974)
Net amortization and deferral	441	430	822	900
Net pension expense	$971	$880	$1,796	$1,869

The Company expects to make pension contributions totaling approximately $1.6 million during 2013.

8.	Stock-Based Compensation Plans

During the three and six months ended June 30, 2013, the Company recognized approximately $317,000 and $633,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2009 through 2012. During the three and six months ended June 30, 2012, the Company recognized approximately $299,000 and $598,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2008 through 2011.

The following table summarizes the stock option activity under the Company’s plans for the six month period ended June 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2012	1,265,792	$22.76
Exercised	(168,176)	$16.82
Forfeited or expired	(4,700)	$24.07
Outstanding at June 30, 2013	1,092,916	$23.67	3.1	$2,287,000
Exercisable at June 30, 2013	537,787	$23.47	1.8	$1,543,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 28, 2013, the last trading day of the quarter, of $25.20 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option activity for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$111	$1,147	$1,166	$1,204
Cash received from stock option exercises	$329	$1,430	$2,828	$1,566
Income tax benefit from the exercise of stock options	$44	$447	$455	$469

The following table summarizes the Company’s restricted stock award activity for six month period ended June 30, 2013:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2012	42,575	$23.87
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2013	42,575	$23.87	2.6	$1,073,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on on June 28, 2013, the last trading day of the quarter, of 25.20 multiplied by the number of non-vested restricted shares outstanding.

9.	Short-Term Borrowings

At June 30, 2013, the Company had a $60 million unsecured revolving line of credit, with $20 million of bank borrowings outstanding at an interest rate of approximately 1.2%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at June 30, 2013. The line of credit agreement expired on April 30, 2013 and was renewed for another term that expires on April 30, 2014, at essentially the same terms as the prior agreement.

10.	Contingent Consideration

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of The Combs Company (“Bogs”) two and five years following the Bogs acquisition date (in 2013 and 2016). The estimate of contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. The first payment was paid to the former owners on March 28, 2013. In accordance with ASC 805, the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Condensed Balance Sheets (Unaudited) was as follows:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Current portion	$-	$1,270
Long-term portion	5,015	4,991
Total contingent consideration	$5,015	$6,261

The fair value of the contingent payments was recorded at present value. Accordingly, the two components of the change in contingent consideration between December 31, 2012 and June 30, 2013 were the payment to the former owners of $1,270,000 and interest expense of $24,000.

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

11.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net earnings	$2,265	$2,552	$5,390	$6,607
Foreign currency translation adjustments	(1,551)	(743)	(2,027)	(194)
Pension liability, net of tax of $172, $178, $320, and $361, respectively	268	279	501	565
Total comprehensive income	$982	$2,088	$3,864	$6,978

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Foreign currency translation adjustments	$(681)	$681
Pension liability, net of tax	(12,694)	(13,195)
Total accumulated other comprehensive loss	$(13,375)	$(12,514)

12.	Equity

A reconciliation of the Company’s equity for the six months ended June 30, 2013 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2012	$10,831	$26,184	$149,664	$(12,514)	$7,224

Net earnings	-	-	5,405	-	(15)
Foreign currency translation
adjustments	-	-	-	(1,362)	(665)
Pension liability adjustment,
net of tax	-	-	-	501	-
Cash dividends declared	-	-	(1,945)	-	-
Stock options exercised	168	2,660	-	-	-
Stock-based compensation
expense	-	633	-	-	-
Income tax benefit from
stock options exercised	-	455	-	-	-
Shares purchased and retired	(195)	-	(4,428)	-	-

Balance, June 30, 2013	$10,804	$29,932	$148,696	$(13,375)	$6,544

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. As of June 30, 2013, the Company also had licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 19 Company-owned retail stores in the United States and an Internet business as of June 30, 2013. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Second Quarter Highlights

Consolidated net sales for the second quarter of 2013 were $65.0 million, up 8% over last year’s second quarter net sales of $60.3 million. Earnings from operations increased 8% to $3.7 million this quarter, from $3.4 million in 2012. Consolidated net earnings attributable to Weyco Group, Inc. and diluted earnings per share were flat at $2.2 million and $0.20 per share, respectively, for the second quarter of 2013 compared to the same period in 2012. Earnings for last year’s second quarter included approximately $700,000 ($410,000 after tax, or $0.04 per diluted share) of income resulting from a reduction in the contingent consideration liability. See Note 10.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $3.9 million this quarter compared to the same period last year. This increase was primarily due to higher sales of the Nunn Bush and Florsheim brands.

Excluding the $700,000 prior year adjustment, consolidated earnings from operations would have been up approximately $1 million, or 57%, for the quarter. This increase was driven by strong performance in the Company’s wholesale and retail segments, offset by lower earnings from operations from the Company’s other businesses.

Year to Date Highlights

Consolidated net sales for the first half of 2013 were $138.6 million, up 2% over last year’s year to date net sales of $135.6 million. Earnings from operations decreased 9% to $8.4 million in the first six months of 2013, from $9.2 million in 2012. Consolidated net earnings attributable to Weyco Group, Inc. for the six months ended June 30, 2013 were $5.4 million, compared to $6.1 million last year. Diluted earnings per share to date through June 30, 2013 were $0.50 per share, down from $0.55 per share for the same period in 2012. Last year’s year to date earnings included approximately $1.2 million ($710,000 after tax, or $0.06 per diluted share) of income resulting from the contingent consideration adjustments described above.

The majority of the increase in consolidated net sales for the six months ended June 30, 2013 came from Company’s wholesale segment. Wholesale net sales increased $2.5 million in the first six months of 2013, compared to the same period last year. This increase was primarily due to higher sales volumes across several of the Company’s major wholesale brands, and increased Bogs sales volumes in Canada due to the takeover of Bogs Canadian distribution in June 2012.

Excluding the $1.2 million prior year adjustment, consolidated earnings from operations would have been up approximately $400,000 in the first six months of 2013, compared to the same period in 2012. This increase was driven by strong performance in the Company’s wholesale and retail segments, offset by lower earnings from operations from the Company’s other businesses.

Financial Position Highlights

At June 30, 2013 cash and marketable securities totaled $45 million and outstanding debt totaled $20 million. At December 31, 2012, cash and marketable securities totaled $62 million and outstanding debt totaled $45 million. The Company’s main sources of cash for the first six months of 2013 were from operations, the maturities of marketable securities and proceeds from stock options exercised. The Company’s main uses of cash during the year to date period were for common stock repurchases, payments on the revolving line of credit, and a payment to the former shareholders of Bogs. The Company also paid approximately $3.2 million for a 50% interest in a building in Montreal, Canada on May 1, 2013.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$47,484	$43,615	9%	$102,727	$100,242	2%
North American Retail	5,383	5,589	-4%	11,131	11,249	-1%
Other	12,174	11,129	9%	24,773	24,156	3%
Total	$65,041	$60,333	8%	$138,631	$135,647	2%

Earnings from Operations
North American Wholesale	$2,179	$2,092	4%	$5,911	$6,562	-10%
North American Retail	584	37	*	1,026	32	*
Other	917	1,273	-28%	1,431	2,641	-46%
Total	$3,680	$3,402	8%	$8,368	$9,235	-9%

* Not meaningful.

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2013 and 2012 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$13,484	$13,172	2%	$32,200	$31,601	2%
Nunn Bush	17,132	15,410	11%	33,267	33,545	-1%
Florsheim	12,406	10,550	18%	24,893	22,616	10%
BOGS/Rafters	3,245	3,538	-8%	9,548	9,372	2%
Umi	591	406	46%	1,599	1,844	-13%
Total North American Wholesale	$46,858	$43,076	9%	$101,507	$98,978	3%
Licensing	626	539	16%	1,220	1,264	-3%
Total North American Wholesale
Segment	$47,484	$43,615	9%	$102,727	$100,242	2%

The increase in Nunn Bush second quarter net sales was primarily due to higher sales volumes at department stores and national shoe chains. The increases in Florsheim second quarter and year to date net sales were also driven by higher sales at department stores and national shoe chains. The Company took over the distribution of Bogs in Canada from a third-party licensee effective June 1, 2012. As a result, Bogs net sales increased due to having new sales in Canada for six months in 2013, compared to one month of such sales in 2012. This increase was largely offset by decreased sales of Bogs in the United States in 2013. Management believes that Bogs net sales in the United States decreased because retailers continued to sell inventory carried over from the prior mild winter rather than buying new stock.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $2.2 million in the second quarter of 2013, compared to $2.1 million in 2012. For the six months ended June 30, 2013, earnings from operations for the wholesale segment were $5.9 million, down from $6.6 million in the same period last year. Last year’s earnings from operations for the three and six months ended June 30, 2012 included approximately $700,000 and $1.2 million, respectively, of income resulting from the contingent consideration adjustments described above. No significant adjustment was made to the contingent consideration in the first six months of 2013.

Wholesale gross earnings increased by $1.4 million and $1.3 million for the three and six months ended June 30, 2013, respectively, due to higher sales volumes and higher gross earnings as a percent of net sales. Wholesale gross earnings were 29.9% of net sales in the second quarter of 2013 compared with 29.3% in last year’s second quarter. For the six months ended June 30, wholesale gross earnings were 30.5% of net sales in 2013 compared with 30.0% in 2012.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three month periods ended June 30, 2013 and 2012 were $2.6 million and $2.4 million, respectively. For the six month periods ended June 30, 2013 and 2012, distribution costs were $5.5 million and $4.9 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 26% this quarter compared with 25% in the same quarter last year. For the six months ended June 30, wholesale selling and administrative expenses were 25% of net sales in 2013 and 24% of net sales in 2012. Last year’s selling and administrative expenses for the three and six months ended June 30, 2012 were reduced by the contingent consideration adjustments described above. Excluding these adjustments, selling and administrative expenses as a percent of net sales for the quarter and year to date periods would have been flat between years.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased approximately $200,000 or 4% in the second quarter of 2013, compared to the same period last year and decreased approximately $100,000 or 1% for the six months ended June 30, 2013 compared to the same period last year. There were seven fewer domestic retail stores at June 30, 2013 than at June 30, 2012, as the Company has been closing unprofitable stores. Same store sales were up 6% for the quarter and up 8% for the first half of 2013, primarily due to increased sales volumes in the Company’s Internet business.

Earnings from Operations

Retail earnings from operations increased by $550,000 and $1 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. These increases were due to higher same store sales as well as the closing of underperforming stores since June 30, 2012. Gross earnings as a percent of net sales increased to 65% this quarter, from 64% in last year’s second quarter. For the six months ended June 30, retail gross earnings as a percent of net sales were 65% in 2013, compared to 64% in 2012.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 55% in the second quarter of 2013 and 64% in last year’s second quarter. To date in 2013, selling and administrative expenses were 56% of net sales compared to 64% of net sales in the first half of 2012. The decreases in selling and administrative expenses relative to net sales for the quarter and six months ended June 30 were primarily due to the closing of unprofitable stores since last year.

Other

The Company’s other net sales increased 9% for the quarter and 3% for the first half of the year compared to the same periods last year. The majority of the Company’s other net sales were generated by Florsheim Australia. For the quarter and six months ended June 30, 2013, Florsheim Australia’s net sales were up 7% and 3%, respectively. The quarter and year to date increases were achieved through higher sales in Florsheim Australia’s retail business, slightly offset by lower sales in Florsheim Australia’s wholesale business. Florsheim Australia’s retail net sales were up 13% and 10%, respectively, for the three and six months ended June 30, 2013, compared to 2012. Florsheim Australia’s wholesale net sales were down 1% and 8%, respectively, for the three and six months ended June 30, 2013, compared to 2012. Florsheim Europe’s net sales increased for the quarter and first six months of 2013 due to higher wholesale sales.

Collectively, the earnings from operations of the Company’s other businesses for the quarter and six months ended June 30, 2013 decreased approximately $350,000 and $1.2 million, respectively, compared to 2012. These decreases were mainly due to higher retail selling and administrative expenses. Retail selling and administrative expenses increased due to new retail locations in Australia and Asia. There were also higher selling and administrative expenses in Florsheim Australia’s wholesale business to accommodate the Bogs expansion in Australia.

Other income and expense and taxes

Interest income for the quarter and six months ended June 30, 2013 was down approximately $100,000 and $170,000, respectively, compared to the same periods last year, primarily due to a lower average investment balance this year compared to last year. Interest expense was relatively flat for the quarter and year to date periods. Other expense for the quarter and six months ended June 30, 2013 increased approximately $420,000 and $560,000, respectively, compared to the same periods last year, primarily due to foreign exchange losses resulting from the revaluation of intercompany loans between the Company’s North American wholesale segment and Florsheim Australia.

The Company’s effective tax rate for the quarter ended June 30, 2013 was 34% as compared to 30% for the same period in 2012. The effective tax rate for the six months ended June 30 was 35% in 2013 and 33% in 2012. The higher effective tax rates for the quarter and year to date periods were primarily due to lower percentages of tax free municipal bond income relative to pretax earnings in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and revolving line of credit. During the first six months of 2013, the Company generated $15.9 million of cash from operating activities compared with $6.6 million in the same period one year ago. The increase between years was primarily due to changes in operating assets and liabilities, and most significantly in the inventory balance.

The Company paid no cash dividends in 2013 and $3.5 million during the six months ended June 30, 2012. The dividends which typically would have been paid in the first half of 2013 were accelerated into 2012 and were paid on December 31, 2012. The Company resumed its regular quarterly dividend payment schedule in July 2013.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first half of 2013, the Company repurchased 195,050 shares at a total cost of $4.6 million. As of June 30, 2013, the Company had 628,475 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $4.3 million in the first six months of 2013, including the purchase of a 50% interest in a building located in Montreal, Canada for approximately $3.2 million. This building serves as the Company’s Canadian office and distribution center. Management estimates that annual capital expenditures for 2013 will be between $5 million and $6 million.

At June 30, 2013, the Company had a $60 million unsecured revolving line of credit. The Company repaid a net of $25 million on its line of credit during the first six months of 2013. At the end of the second quarter, the Company had $20 million of bank borrowings outstanding at an interest rate of approximately 1.2%. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at June 30, 2013. The line of credit agreement expired on April 30, 2013 and was renewed for another term that expires April 30, 2014, at essentially the same terms as the prior agreement.

The Company made a contingent consideration payment of approximately $1,270,000 in the first quarter of 2013. A second contingent consideration payment is due to the former shareholders of Bogs in March 2016. See Note 10.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended June 30, 2013.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

4/1/2013 - 4/30/2013	13,165	$23.56	13,165	637,475

5/1/2013 - 5/31/2013	9,000	$23.88	9,000	628,475

6/1/2013 - 6/30/2013	-	$-	-	628,475

Total	22,165	$23.69	22,165

(1)	In April 1998, the Company's Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 5,500,000 shares.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 7, 2013	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1 (1)	Ninth Amendment to Second Amended and Restated Credit Agreement, dated April 30, 2013	Exhibit 10.1 to Form 10-Q filed May 9, 2013

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consoidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

(1) Represents a non-material amendment to the Amended and Restated Credit Agreement