Form 10-Q
period 2013-09-30
WEYCO GROUP INC
filed 2013-11-07
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes  ☐  No ☒

 As of October 31, 2013, there were 10,838,791 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$9,750	$17,288
Marketable securities, at amortized cost	5,875	8,004
Accounts receivable, net	62,189	49,048
Accrued income tax receivable	-	1,136
Inventories	52,612	65,366
Deferred income tax benefits	316	649
Prepaid expenses and other current assets	2,885	4,953
Total current assets	133,627	146,444

Marketable securities, at amortized cost	28,285	36,216
Deferred income tax benefits	1,571	792
Property, plant and equipment, net	35,579	37,218
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	20,973	18,791
Total assets	$265,895	$285,321

LIABILITIES AND EQUITY:
Short-term borrowings	$25,000	$45,000
Accounts payable	6,682	11,133
Accrued liabilities	11,617	13,888
Accrued income tax payable	434	-
Total current liabilities	43,733	70,021

Long-term pension liability	27,486	27,530
Other long-term liabilities	6,792	6,381

Equity:
Common stock	10,837	10,831
Capital in excess of par value	31,003	26,184
Reinvested earnings	152,137	149,664
Accumulated other comprehensive loss	(12,695)	(12,514)
Total Weyco Group, Inc. equity	181,282	174,165
Noncontrolling interest	6,602	7,224
Total equity	187,884	181,389
Total liabilities and equity	$265,895	$285,321

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Net sales	$83,108	$79,473	$221,739	$215,120
Cost of sales	51,529	49,027	137,763	133,765
Gross earnings	31,579	30,446	83,976	81,355

Selling and administrative expenses	22,993	22,338	67,022	64,012
Earnings from operations	8,586	8,108	16,954	17,343

Interest income	346	438	1,144	1,404
Interest expense	(75)	(143)	(314)	(388)
Other income and expense, net	(123)	10	(750)	(55)

Earnings before provision for income taxes	8,734	8,413	17,034	18,304

Provision for income taxes	3,133	2,961	6,043	6,245

Net earnings	5,601	5,452	10,991	12,059

Net earnings attributable to noncontrolling interest	209	260	194	779

Net earnings attributable to Weyco Group, Inc.	$5,392	$5,192	$10,797	$11,280

Weighted average shares outstanding
Basic	10,786	10,827	10,770	10,860
Diluted	10,873	10,911	10,840	10,974

Earnings per share
Basic	$0.50	$0.48	$1.00	$1.04
Diluted	$0.50	$0.48	$1.00	$1.03

Cash dividends declared (per share)	$0.18	$0.17	$0.36	$0.50

Comprehensive income	$6,340	$6,058	$10,204	$13,036

Comprehensive income (loss) attributable to noncontrolling interest	268	323	(412)	1,119

Comprehensive income attributable to Weyco Group, Inc.	$6,072	$5,735	$10,616	$11,917

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,991	$12,059
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities -
Depreciation	2,967	2,442
Amortization	280	249
Bad debt expense	121	173
Deferred income taxes	(945)	(1,381)
Net gain on remeasurement of contingent consideration	-	(1,681)
Net foreign currency transaction losses	425	83
Stock-based compensation	948	896
Pension contribution	(1,282)	-
Pension expense	2,766	2,638
Other-than-temporary investment impairment	200	-
Increase in cash surrender value of life insurance	(250)	(250)
Changes in operating assets and liabilities -
Accounts receivable	(13,267)	(15,163)
Inventories	12,648	(145)
Prepaids and other assets	3,303	848
Accounts payable	(4,451)	(3,401)
Accrued liabilities and other	(2,144)	365
Accrued income taxes	1,563	2,217
Net cash provided by (used for) operating activities	13,873	(51)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(22)	-
Proceeds from maturities of marketable securities	9,833	5,947
Life insurance premiums paid	(155)	(155)
Investment in real estate	(3,206)	-
Purchase of property, plant and equipment	(1,912)	(5,411)
Net cash provided by investing activities	4,538	381

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,881)	(5,351)
Shares purchased and retired	(4,623)	(5,684)
Proceeds from stock options exercised	3,558	2,216
Payment of contingent consideration	(1,270)	-
Payment of indemnification holdback	-	(2,000)
Proceeds from bank borrowings	11,000	22,000
Repayments of bank borrowings	(31,000)	(15,000)
Income tax benefits from stock-based compensation	514	643
Net cash used for financing activities	(25,702)	(3,176)

Effect of exchange rate changes on cash and cash equivalents	(247)	46

Net decrease in cash and cash equivalents	$(7,538)	$(2,800)

CASH AND CASH EQUIVALENTS at beginning of period	17,288	10,329

CASH AND CASH EQUIVALENTS at end of period	$9,750	$7,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,784	$4,665
Interest paid	$266	$309

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year.

2.     Reclassifications

Certain reclassifications have been made in the prior year’s financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or equity.

3.    Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$5,392	$5,192	$10,797	$11,280

Denominator:
Basic weighted average shares outstanding	10,786	10,827	10,770	10,860
Effect of dilutive securities:
Employee stock-based awards	87	84	70	114
Diluted weighted average shares outstanding	10,873	10,911	10,840	10,974

Basic earnings per share	$0.50	$0.48	$1.00	$1.04

Diluted earnings per share	$0.50	$0.48	$1.00	$1.03

Diluted weighted average shares outstanding for the three and nine months ended September 30, 2013 exclude anti-dilutive stock options totaling 218,075 shares of common stock at a weighted average price of $27.50. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2012 exclude anti-dilutive stock options totaling 711,330 shares of common stock at a weighted average price of $25.68.

4.    Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all bond investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,875	$5,949	$8,004	$8,117
Due from one through five years	19,941	20,900	25,384	26,620
Due from six through ten years	8,344	8,797	10,832	11,756
Total	$34,160	$35,646	$44,220	$46,493

The unrealized gains and losses on investment securities as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,486	$-	$2,473	$200

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

The Company regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. To determine if a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. In the third quarter of 2013, the Company reviewed its investments and concluded that the unrealized loss on one of its municipal bonds was other-than-temporary. The Company had been monitoring the status of the bond. In September 2013, a public notice was issued by the municipality that caused the Company to doubt the ultimate collectability of the bond. Considering this, all prior public information regarding the bond, and the duration of the loss, the Company determined the unrealized loss on the bond was other-than-temporary. Accordingly, the Company wrote the bond down to fair value and recorded an impairment loss of $200,000. The loss was included within other income and expense, net in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. This building serves as the Company’s Canadian office and distribution center. This real estate investment is accounted for as an equity-method investment under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”) and is included within other assets in the Consolidated Condensed Balance Sheets (Unaudited).

5.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of September 30, 2013:

		September 30, 2013
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(103)	$97
Customer relationships	15	3,500	(603)	2,897
Total amortizable intangible assets		$3,700	$(706)	$2,994

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

6.    Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine months ended September 30, 2013 and 2012 was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2013
Product sales	$63,914	$5,232	$13,124	$82,270
Licensing revenues	838	-	-	838
Net sales	$64,752	$5,232	$13,124	$83,108
Earnings from operations	$7,073	$512	$1,001	$8,586

2012
Product sales	$60,198	$5,521	$12,916	$78,635
Licensing revenues	838	-	-	838
Net sales	$61,036	$5,521	$12,916	$79,473
Earnings from operations	$6,559	$322	$1,227	$8,108

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2013
Product sales	$165,421	$16,363	$37,897	$219,681
Licensing revenues	2,058	-	-	2,058
Net sales	$167,479	$16,363	$37,897	$221,739
Earnings from operations	$12,984	$1,538	$2,432	$16,954

2012
Product sales	$159,175	$16,771	$37,072	$213,018
Licensing revenues	2,102	-	-	2,102
Net sales	$161,277	$16,771	$37,072	$215,120
Earnings from operations	$13,121	$355	$3,867	$17,343

7.    Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Benefits earned during the period	$447	$352	$1,279	$1,120
Interest cost on projected benefit obligation	608	571	1,794	1,746
Expected return on plan assets	(525)	(510)	(1,569)	(1,484)
Net amortization and deferral	440	356	1,262	1,256
Net pension expense	$970	$769	$2,766	$2,638

The Company made approximately $1.3 million in pension contributions during the nine months ended September 30, 2013. No additional cash contributions are expected for the remainder of 2013.

8.    Stock-Based Compensation Plans

During the three and nine months ended September 30, 2013, the Company recognized approximately $315,000 and $948,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2009 through 2012. During the three and nine months ended September 30, 2012, the Company recognized approximately $298,000 and $896,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2008 through 2011.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2012	1,265,792	$22.76
Exercised	(201,251)	$17.68
Forfeited or expired	(7,250)	$24.91
Outstanding at September 30, 2013	1,057,291	$23.71	2.9	$5,136,000
Exercisable at September 30, 2013	503,712	$23.55	1.5	$2,664,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on September 30, 2013, the last trading day of the quarter, of $28.32 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes stock option activity for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$151	$446	$1,317	$1,650
Cash received from stock option exercises	$730	$650	$3,558	$2,216
Income tax benefit from the exercise of stock options	$59	$174	$514	$643

The following table summarizes the Company’s restricted stock activity for the nine-month period ended September 30, 2013:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2012	42,575	$23.87
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2013	42,575	$23.87	2.4	$1,206,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on September 30, 2013, the last trading day of the quarter, of $28.32 multiplied by the number of non-vested restricted shares outstanding.

9.	Short-Term Borrowings

At September 30, 2013, the Company had a $60 million unsecured revolving line of credit with BMO Harris Bank, N.A. (“BMO Harris Bank”) expiring April 30, 2014. At the end of the third quarter, the Company had $25 million of borrowings outstanding at an interest rate of approximately 1.2%, which was the highest balance during the quarter. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with this covenant at September 30, 2013.

On November 5, 2013, the Company cancelled its line of credit with BMO Harris Bank and concurrently entered into a new $60 million unsecured revolving line of credit with PNC Bank. The new line of credit bears interest at LIBOR plus 0.75% and expires on November 5, 2014. All other terms and conditions of the new line of credit remain essentially the same as the prior agreement, except there are no financial covenants in the new agreement.

10.	Contingent Consideration

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of The Combs Company (“Bogs”). The estimate of contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. The first contingent consideration payment was due in 2013 and was paid on March 28, 2013. The second payment is due in March 2016. In accordance with ASC 805, Business Combinations (“ASC 805”), the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Condensed Balance Sheets (Unaudited) was as follows:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Current portion	$-	$1,270
Long-term portion	5,028	4,991
Total contingent consideration	$5,028	$6,261

The following table summarizes the activity during 2013 related to the contingent payments as recorded in the accompanying unaudited financial statements (dollars in thousands):

Balance as of December 31, 2012	$6,261
Payment to the former shareholders of Bogs	(1,270)
Interest expense	37
Balance as of September 30, 2013	$5,028

The current portion of the contingent consideration was recorded within accrued liabilities in the Consolidated Condensed Balance Sheets (Unaudited). The long-term portion was recorded within other long-term liabilities in the Consolidated Condensed Balance Sheets (Unaudited). The total contingent consideration was assigned to the Company’s wholesale segment.

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

11.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net earnings	$5,601	$5,452	$10,991	$12,059
Foreign currency translation adjustments	470	405	(1,557)	211
Pension liability, net of tax of $172, $129, $492, and $490, respectively	269	201	770	766
Total comprehensive income	$6,340	$6,058	$10,204	$13,036

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Foreign currency translation adjustments	$(270)	$681
Pension liability, net of tax	(12,425)	(13,195)
Total accumulated other comprehensive loss	$(12,695)	$(12,514)

12. Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2013 is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2012	$10,831	$26,184	$149,664	$(12,514)	$7,224

Net earnings	-	-	10,797	-	194
Foreign currency translation adjustments	-	-	-	(951)	(606)
Pension liability adjustment, net of tax	-	-	-	770	-
Cash dividends declared	-	-	(3,896)	-	-
Cash dividends declared to noncontrolling interest	-	-	-	-	(210)
Stock options exercised	201	3,357	-	-	-
Stock-based compensation expense	-	948	-	-	-
Income tax benefit from stock options exercised	-	514	-	-	-
Shares purchased and retired	(195)	-	(4,428)	-	-

Balance, September 30, 2013	$10,837	$31,003	$152,137	$(12,695)	$6,602

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially.  The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.”  Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment.  The Company’s retail segment consisted of 18 Company-owned retail stores and its internet business in the United States as of September 30, 2013.  Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”).  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Third Quarter Highlights

Consolidated net sales for the third quarter of 2013 were $83.1 million, up 5% over last year’s third quarter net sales of $79.5 million. Earnings from operations increased 6% to $8.6 million this quarter, from $8.1 million in 2012. Consolidated net earnings attributable to Weyco Group, Inc. were $5.4 million in 2013, compared to $5.2 million in 2012. Diluted earnings per share increased to $0.50 per share in 2013, from $0.48 per share in the third quarter of 2012. Earnings for last year’s third quarter included approximately $460,000 ($270,000 after tax, or $0.03 per diluted share) of income resulting from a reduction in the contingent consideration liability. See Note 10.

The majority of the increase in consolidated net sales for the third quarter of 2013 came from the Company’s wholesale segment. Wholesale net sales increased $3.7 million this quarter compared to the same period last year. This increase was primarily due to higher sales of the Nunn Bush brand.

Excluding the $460,000 contingent consideration liability adjustment made in the prior year, consolidated earnings from operations would have been up approximately $940,000, or 12% for the quarter. This increase was driven by higher operating earnings in the Company’s wholesale and retail segments, partially offset by lower operating earnings from the Company’s other businesses.

Year to Date Highlights

Consolidated net sales for the first nine months of 2013 were $221.7 million, up 3% over last year’s year to date net sales of $215.1 million. Earnings from operations decreased 2% to $17.0 million in the first nine months of 2013, from $17.3 million in 2012. Consolidated net earnings attributable to Weyco Group, Inc. for the nine months ended September 30, 2013 were $10.8 million, compared to $11.3 million last year. Diluted earnings per share to date through September 30, 2013 were $1.00 per share, down from $1.03 per share for the same period in 2012. Last year’s year to date earnings included approximately $1.7 million ($980,000 after tax, or $0.09 per diluted share) of income resulting from the contingent consideration adjustment described above.

The majority of the increase in consolidated net sales for the nine months ended September 30, 2013 came from the Company’s wholesale segment. Wholesale net sales increased $6.2 million in the first nine months of 2013, compared to the same period last year. This increase was primarily due to higher sales volumes of the Company’s Nunn Bush and Florsheim brands, and increased Bogs sales volumes in Canada due to the takeover of Bogs Canadian distribution in June 2012.

Excluding the $1.7 million contingent consideration liability adjustment made in the prior year, consolidated earnings from operations would have been up approximately $1.3 million, or 8% for the first nine months of 2013, compared to the same period in 2012. This increase was driven by higher operating earnings in the Company’s wholesale and retail segments, partially offset by lower operating earnings from the Company’s other businesses.

Financial Position Highlights

At September 30, 2013, cash and marketable securities totaled $44 million and outstanding debt totaled $25 million. At December 31, 2012, cash and marketable securities totaled $62 million and outstanding debt totaled $45 million.  The Company’s main sources of cash for the first nine months of 2013 were from operations, the maturities of marketable securities and proceeds from stock options exercised. The Company’s main uses of cash during the year to date period were for the payment of dividends, common stock repurchases, and payments on the revolving line of credit. The Company also paid approximately $3.2 million for a 50% interest in a building in Montreal, Canada on May 1, 2013 and had $1.9 million of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$64,752	$61,036	6%	$167,479	$161,277	4%
North American Retail	5,232	5,521	-5%	16,363	16,771	-2%
Other	13,124	12,916	2%	37,897	37,072	2%
Total	$83,108	$79,473	5%	$221,739	$215,120	3%

Earnings from Operations
North American Wholesale	$7,073	$6,559	8%	$12,984	$13,121	-1%
North American Retail	512	322	59%	1,538	355	333%
Other	1,001	1,227	-18%	2,432	3,867	-37%
Total	$8,586	$8,108	6%	$16,954	$17,343	-2%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$13,095	$14,300	-8%	$45,295	$45,901	-1%
Nunn Bush	19,235	13,859	39%	52,501	47,404	11%
Florsheim	14,049	14,350	-2%	38,942	36,965	5%
BOGS/Rafters	16,175	15,564	4%	25,724	24,937	3%
Umi	1,360	2,125	-36%	2,959	3,968	-25%
Total North American Wholesale	$63,914	$60,198	6%	$165,421	$159,175	4%
Licensing	838	838	0%	2,058	2,102	-2%
Total North American Wholesale Segment	$64,752	$61,036	6%	$167,479	$161,277	4%

The decrease in Stacy Adams third quarter net sales was primarily due to lower sales volumes with department stores. The increase in Nunn Bush third quarter and year to date net sales was mainly due to higher third quarter sales volumes with department stores and national shoe chains, driven by increased sales of new casual products. Florsheim’s third quarter net sales decreased due to lower sales volumes with department stores and international retailers. However, Florsheim’s net sales were up on a year to date basis due to higher sales volumes with national shoe chains. The Company took over the distribution of Bogs in Canada from a third-party licensee effective June 1, 2012. As a result, Bogs year to date net sales increased because there were nine months of Canadian operations in 2013, compared to four months in 2012. The increase in Bogs third quarter net sales was largely due to higher sales volumes with internet retailers in the United States.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $7.1 million in the third quarter of 2013, up 8% from $6.6 million in 2012. For the nine months ended September 30, 2013, earnings from operations for the wholesale segment were $13.0 million, down 1% from $13.1 million in the same period last year. Last year’s earnings from operations for the three and nine months ended September 30, 2012 included approximately $460,000 and $1.7 million, respectively, of income resulting from the contingent consideration adjustments described above. Excluding these adjustments, earnings from operations for the wholesale segment would have been up 16% and 13% for the quarter and year to date periods, respectively. No significant adjustments were made to the contingent consideration in the first nine months of 2013.

Wholesale gross earnings increased by $1.3 million and $2.6 million for the three and nine months ended September 30, 2013, respectively, due to higher sales volumes and higher gross earnings as a percent of net sales. Wholesale gross earnings were 32.6% of net sales in the third quarter of 2013 compared with 32.4% in last year’s third quarter. For the nine months ended September 30, wholesale gross earnings were 31.3% of net sales in 2013 compared with 30.9% in 2012.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs).  Distribution costs for the three month periods ended September 30, 2013 and 2012 were $2.7 million and $2.5 million, respectively.  For the nine month periods ended September 30, 2013 and 2012, distribution costs were $8.1 million and $7.5 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation.  As a percent of net sales, wholesale selling and administrative expenses were flat at 22% this quarter compared to the same period last year. For the nine months ended September 30, wholesale selling and administrative expenses were 24% of net sales in 2013 and 23% of net sales in 2012. Last year’s selling and administrative expenses for the three and nine months ended September 30, 2012 were reduced by the contingent consideration adjustments described above. Excluding these adjustments, 2012 selling and administrative expenses as a percent of net sales for the quarter and year to date periods would have been   23% and 24%, respectively.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased approximately $289,000 or 5% for the third quarter of 2013, compared to the same period last year and decreased approximately $408,000 or 2% for the nine months ended September 30, 2013, compared to the same period last year. There were eight fewer domestic stores at September 30, 2013 than at September 30, 2012, as the Company has been closing unprofitable stores. Same store sales were up 7% for the quarter and up 8% for the first nine months of 2013, primarily due to increased sales volumes in the Company’s internet business.

Earnings from Operations

Retail earnings from operations increased by approximately $190,000 and $1.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. These increases were mainly due the closing of underperforming stores since September 30, 2012 and increased internet business. Gross earnings as a percent of net sales increased to 65.7% this quarter, from 64.3% in last year’s third quarter. For the nine months ended September 30, retail gross earnings as a percent of net sales were 65.4% in 2013, compared to 64.4% in 2012.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 56% in the third quarter of 2013 and 58% in last year’s third quarter. To date in 2013, selling and administrative expenses were 56% of net sales, compared to 62% of net sales for the first nine months of 2012. The decreases in selling and administrative expenses relative to net sales for the quarter and nine months ended September 30, 2013 were primarily due to the closing of underperforming stores since last year.

Other

The Company’s other net sales increased 2% for both the quarter and first nine months of 2013 compared to the same periods last year. The quarter and year to date increases were primarily due to higher net sales in Florsheim Europe’s wholesale business. Florsheim Australia’s net sales were down 5% for the quarter and were flat for the first nine months of the year. These quarter and year to date results were achieved through higher net sales in Florsheim Australia’s retail businesses, offset by lower net sales in Florsheim Australia’s wholesale businesses. Florsheim Australia’s retail net sales were up 10% for both the three and nine months ended September 30, 2013, compared to 2012. Florsheim Australia’s wholesale net sales were down 21% and 13%, respectively, for the three and nine months ended September 30, 2013, compared to 2012. In local currency, Florsheim Australia’s retail net sales were up 25% (same store sales up 23%) and 16% (same store sales up 13%), respectively, for the three and nine months ended September 30, while Florsheim Australia’s wholesale net sales were down 11% and 8%, respectively, for the three and nine months ended September 30, compared to the same periods last year. The decrease in U.S. dollars for both periods was caused by the weakening of the Australian dollar relative to the U.S. dollar in 2013.

Collectively, the earnings from operations of the Company’s other businesses for the quarter and nine months ended September 30, 2013 decreased approximately $226,000 and $1.4 million, respectively, compared to the same periods in 2012. The quarter and year to date decreases were primarily due to lower gross margins and higher selling and administrative expenses in Florsheim Australia’s wholesale businesses. The higher costs in Florsheim Australia’s wholesale businesses were to accommodate the BOGS expansion in Australia.

Other income and expense and taxes

Interest income for the quarter and nine months ended September 30, 2013 was down approximately $92,000 and $260,000, respectively, compared to the same periods last year, due to lower average investment balances this year compared to last year. Interest expense was down approximately $68,000 and $74,000 for the quarter and year to date periods, respectively, due to lower average debt balances this year compared to last year.

Other expense for the three months ended September 30, 2013 increased approximately $130,000, mainly due to the recognition of a $200,000 other-than-temporary investment impairment loss during the quarter. For the nine months ended September 30, 2013, other expense increased approximately $700,000, primarily due to the other-than-temporary investment impairment loss as well as foreign exchange losses resulting from the revaluation of intercompany loans between the Company’s North American wholesale segment and Florsheim Australia.

The Company’s effective tax rate for the quarter ended September 30, 2013 was 35.9% as compared to 35.2% for the same period in 2012. The effective tax rate for the nine months ended September 30 was 35.5% in 2013 and 34.1% in 2012. The slightly higher effective tax rates for the quarter and year to date periods were primarily due to lower percentages of tax free municipal bond income relative to pretax earnings in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and revolving line of credit. The Company generated $13.9 million of cash from operating activities during the first nine months of 2013, and used $51,000 of cash in operating activities during the same period one year ago. The increase between years was primarily due to changes in operating assets and liabilities, and most significantly, in the inventory balance.

The Company paid cash dividends of $3.9 million and $5.4 million during the nine months ended September 30, 2013 and 2012, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable.  During the first nine months of 2013, the Company repurchased 195,050 shares at a total cost of $4.6 million. As of September 30, 2013, the Company had 628,475 shares available under its previously announced stock repurchase program.  See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $5.1 million in the first nine months of 2013, including the purchase of a 50% interest in a building located in Montreal, Canada for approximately $3.2 million. This building serves as the Company’s Canadian office and distribution center. Management estimates that annual capital expenditures for 2013 will be less than $6 million.

At September 30, 2013, the Company had a $60 million unsecured revolving line of credit with BMO Harris Bank. The Company repaid a net of $20 million on the line of credit during the first nine months of 2013. At the end of the third quarter, the Company had $25 million of borrowings outstanding at an interest rate of approximately 1.2%, which was the highest balance during the quarter. The Company’s borrowing facility includes one financial covenant that specifies a minimum level of net worth. The Company was in compliance with the covenant at September 30, 2013. On November 5, 2013, the Company cancelled its line of credit with BMO Harris Bank and concurrently entered into a new $60 million unsecured revolving line of credit with PNC Bank. The new line of credit bears interest at LIBOR plus 0.75% and expires on November 5, 2014.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the quarter ended September 30, 2013 from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 5.  Other Information.

On November 5, 2013, the Company entered into a $60 million unsecured revolving line of credit (the “Credit Agreement”) with PNC Bank. Under the terms of the Credit Agreement, amounts outstanding bear interest at LIBOR plus 0.75%. The Credit Agreement expires on November 5, 2014. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed as Exhibit 10.1 and Exhibit 10.2 to this Form 10-Q.

In connection with the entry into the new Credit Agreement described above, the Company cancelled its previous $60 million unsecured revolving line of credit with BMO Harris Bank, N.A. effective November 5, 2013.

Item 6.  Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 7, 2013	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.
(THE “REGISTRANT”)
(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX
TO
CURRENT REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2013

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	PNC Bank Loan Agreement, dated November 5, 2013		X

10.2	PNC Bank Committed Line of Credit Note, dated November 5, 2013		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101
The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith
X