Form 10-K
period 2013-12-31
WEYCO GROUP INC
filed 2014-03-12
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 28, 2013, was $164,195,000. This was based on the closing price of $25.20 per share as reported by NASDAQ on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 3, 2014, there were 10,880,634 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 6, 2014, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K
Year Ended December 31, 2013

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

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business, the distribution of quality and innovative footwear. The Company designs and markets footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Trademarks maintained by the Company on its brands are important to the business. The Company’s products consist primarily of mid-priced leather dress shoes and casual footwear of man-made materials or leather. In addition, the Company added outdoor boots, shoes and sandals in 2011 with the acquisition of the BOGS and Rafters brands. The Company’s footwear is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the general American population.

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

In 2013, 2012 and 2011, sales of the North American wholesale segment, which include both wholesale sales and licensing revenues, constituted approximately 75%, 74% and 74% of total sales, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2013, 2012, and 2011 there were no single customers with sales above 10% of the Company’s total sales. The Company employs traveling salespeople who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With BOGS, there is some seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. As of December 31, 2013, the Company had licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

In 2013, 2012 and 2011, sales of the North American retail segment constituted approximately 8%, 8% and 9% of total sales, respectively. As of December 31, 2013, the retail segment consisted of 17 company-operated stores and an internet business in the United States. Sales in retail stores are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail stores, other branded footwear and accessories are also sold in order to provide the consumer with a more complete selection.

Sales of the Company’s other businesses represented 17%, 18% and 17% of total sales in 2013, 2012, and 2011, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2013, the Company had a backlog of $53 million of orders compared with $42 million as of December 31, 2012. This does not include unconfirmed blanket orders from customers, which account for the majority of the Company’s orders, particularly from its larger accounts. All orders are expected to be filled within one year.

As of December 31, 2013, the Company employed 599 persons, of whom 31 were members of collective bargaining units. Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

The Company’s internet business is subject to the risk of data loss and security breaches.

The Company sells footwear on its websites, and therefore the Company and/or its third party credit card processors must process, store, and transmit large amounts of data, including personal information of its customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of Company technology and systems, could expose the Company or its customers to a risk of loss or misuse of such information, adversely affect the Company’s operating results, result in litigation or potential liability for the Company, and otherwise harm the Company’s business and/or reputation. In order to address these risks, the Company uses third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although the Company has developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

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

The cost to provide employee healthcare insurance and/or benefits could increase in the future.

The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both healthcare services and benefits in the United States. It is possible that the ACA will negatively impact the Company’s cost of providing health insurance and/or benefits and may also impact various other aspects of the Company’s business. While the ACA did not have a material impact on the Company in 2013, 2012 or 2011, management is continuing to assess the future impact the ACA could have on the Company’s healthcare benefit costs.

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

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company’s entire investment portfolio consists of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled approximately $30 million as of December 31,

2013, or approximately 11% of total assets. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

The Company’s total assets include goodwill and other indefinite-lived intangible assets. If management determines these have become impaired in the future, net earnings could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in a business combination. Indefinite-lived intangible assets are comprised of certain trademarks on the Company’s principal shoe brands. The Company’s goodwill and trademarks were approximately $46 million as of December 31, 2013, or approximately 17% of total assets.

The Company analyzes goodwill for impairment on an annual basis or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. Impairment may result from, among other things, deterioration in the Company’s performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by the Company, and a variety of other factors. The amount of any quantified impairment must be expensed as a charge to results of operations in the period in which the asset becomes impaired. The Company did not record any charges for impairment of goodwill or trademarks in 2013, 2012, or 2011. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets could have an adverse effect on the Company’s financial condition and results of operations.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2013:

Location	Character	Owned/ Leased		Square Footage	% Utilized
Glendale, Wisconsin(2)	Two story office and distribution center	Owned		1,025,000	85%
Portland, Oregon(2)	One story office	Leased	(1)	4,100	100%
Montreal, Canada(2)	Multistory office and distribution center	Owned	(4)	75,800	100%
Florence, Italy(3)	Two story office and distribution center	Leased	(1)	15,100	100%
Fairfield Victoria , Australia(3)	Office and distribution center	Leased	(1)	54,000	100%
Strydom Park, South Africa(3)	Distribution center — Apparel	Leased	(1)	3,700	100%
Strydom Park, South Africa(3)	Distribution center — Footwear	Leased	(1)	3,700	100%
Hong Kong, China(3)	Office and distribution center	Leased	(1)	14,000	100%

(1)	Not material leases.
(2)	These properties are used principally by the Company's North American wholesale segment.
(3)	These properties are used principally by the Company's other businesses which are not reportable segments.
(4)	The Company owns a 50% interest in this property. See Note 9 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 14 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3 LEGAL PROCEEDINGS

None

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Officer	Age	Office(s)	Executive Officer Since	Business Experience
Thomas W. Florsheim, Jr.(1)	55	Chairman and Chief Executive Officer	1996	Chairman and Chief Executive Officer of the Company — 2002 to present; President and Chief Executive Officer of the Company — 1999 to 2002; President and Chief Operating Officer of the Company — 1996 to 1999; Vice President of the Company — 1988 to 1996
John W. Florsheim(1)	50	President, Chief Operating Officer and Assistant Secretary	1996	President, Chief Operating Officer and Assistant Secretary of the Company — 2002 to present; Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company — 1999 to 2002; Executive Vice President of the Company — 1996 to 1999; Vice President of the Company 1994 to 1996
John F. Wittkowske	54	Senior Vice President, Chief Financial Officer and Secretary	1993	Senior Vice President,
				Chief Financial Officer and Secretary of the Company — 2002 to present; Vice President, Chief Financial Officer and Secretary of the Company — 1995 to 2002; Secretary and Treasurer of the Company 1993 — 1995

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WEYS.”

COMMON STOCK DATA

	2013			2012
	Stock Prices		Cash Dividends Declared	Stock Prices		Cash Dividends Declared
Quarter:	High	Low		High	Low
First	$24.61	$22.63	$—	$27.25	$22.49	$0.16
Second	$25.31	$22.80	$0.18	$24.71	$22.01	$0.17
Third	$29.83	$24.34	$0.18	$24.90	$22.53	$0.17
Fourth	$29.51	$26.15	$0.18	$25.71	$22.62	$0.34
			$0.54			$0.84

There were 155 holders of record of the Company's common stock as of March 3, 2014.

The stock prices shown above are the high and low actual trades on the NASDAQ for the calendar periods indicated.

No dividends were paid in the first quarter of 2013, as the Company accelerated the timing of this dividend into 2012 in anticipation of potential tax law changes effective January 1, 2013. The Company resumed its regular quarterly dividend payment schedule in the second quarter of 2013.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2013 with the cumulative return on the NASDAQ Non-Financial Stock Index, the NASDAQ-100 Index and the Russell 3000 — RGS Textiles Apparel & Shoe Index. The comparison assumes $100 was invested on December 31, 2008, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

As a result of a change in the total return data made available to the Company through its vendor provider, the Company’s performance graphs going forward will be using a comparable index (the NASDAQ-100 Index), provided by NASDAQ OMX Global Indexes. Information for the NASDAQ Non-Financial Stock Index is provided from December 31, 2008, through December 31, 2013, which is the last day this data will be available by the Company’s vendor provider.

	2008	2009	2010	2011	2012	2013
Weyco Group, Inc.	100	75	82	84	82	103
NASDAQ Non-Financial Stock Index	100	151	179	178	209	293
NASDAQ-100 Global Index	100	155	186	193	228	312
Russell 3000-RGS Textiles Apparel & Shoe Index	100	158	214	239	268	394

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information for the years ended December 31, 2009, through December 31, 2013.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2013	2012	2011	2010	2009
Net Sales	$300,284	$293,471	$271,100	$229,231	$225,305
Net earnings attributable to Weyco Group, Inc.	$17,601	$18,957	$15,251	$13,668	$12,821
Diluted earnings per share	$1.62	$1.73	$1.37	$1.19	$1.11
Weighted average diluted shares
outstanding	10,865	10,950	11,159	11,493	11,510
Cash dividends per share	$0.54	$0.84	$0.64	$0.63	$0.59
Total assets	$267,533	$285,321	$273,508	$223,435	$207,153
Bank borrowings	$12,000	$45,000	$37,000	$5,000	$—

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 17 Company-owned retail stores and an internet business in the United States as of December 31, 2013. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2013. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for 2013 were $300.3 million, up 2% over last year’s net sales of $293.5 million. Earnings from operations were $27.8 million this year, down 7% from $29.8 million in 2012. Consolidated net earnings attributable to Weyco Group, Inc. were $17.6 million in 2013, down 7% as compared to $19.0 million last year. Diluted earnings per share for the year ended December 31, 2013, were $1.62 per share, compared to $1.73 per share in 2012. Earnings for 2012 included approximately $3.5 million ($2.1 million after tax, or $0.19 per diluted share) of income resulting from reductions in the contingent consideration liability that resulted from the 2011 acquisition of The Combs Company (“Bogs”). See Note 11 of the Notes to Consolidated Financial Statements.

The majority of the increase in consolidated net sales for 2013 came from the Company’s wholesale segment. Wholesale net sales increased $7.8 million this year, compared to 2012. This increase was due to higher sales volumes of the Nunn Bush, BOGS and Florsheim brands.

Excluding the $3.5 million Bogs liability adjustment made in the prior year, consolidated earnings from operations would have been up approximately $1.5 million, or 6% for the year. This increase was driven by higher operating earnings in the Company’s wholesale and retail segments, partially offset by lower operating earnings from the Company’s other businesses.

Financial Position Highlights

At December 31, 2013, cash and marketable securities totaled $46.2 million and outstanding debt totaled $12.0 million. At December 31, 2012, cash and marketable securities totaled $61.5 million and outstanding debt totaled $45.0 million. The Company’s main sources of cash in 2013 were from operations, the maturities of marketable securities, and proceeds from stock options exercised. The Company’s main uses of cash in 2013 were for the payment of dividends, common stock repurchases, payments on the revolving line of credit and a payment to the former shareholders of Bogs. The Company also paid approximately $3.2 million for a 50% interest in a building in Montreal, Canada on May 1, 2013 and had $2.7 million of capital expenditures.

Recent Acquisitions

Bogs

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and two contingent payments which are dependent on Bogs achieving certain performance measures. In accordance with the purchase agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company. The holdback was paid in full to the former shareholders of Bogs in 2012. The acquisition of Bogs was funded with available cash and short-term borrowings under the Company’s borrowing facility.

At the acquisition date, the Company’s estimate of the fair value of the two contingent payments was approximately $9.8 million in aggregate. The first contingent payment was due in 2013 and was paid on March 28, 2013, in the amount of $1,270,000. The second payment is due in March 2016. At December 31, 2013, the Company’s estimate of the second payment was approximately $5.1 million. The change in fair value was recognized in earnings. See Note 11 in the Notes to Consolidated Financial Statements.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2013 and 2012 results included Bogs operations for the entire year while 2011 only included Bogs operations from March 2 through December 31, 2011. See Note 3 in the Notes to Consolidated Financial Statements.

On June 1, 2012, the Company took over the sales and distribution of the BOGS and Rafters brands in Canada from a third-party licensee. Consequently, Bogs wholesale net sales increased and its licensing revenues decreased during 2012.

2013 vs. 2012

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2013 and 2012, were as follows:

	Years ended December 31,
	2013	2012	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$225,657	$217,908	4%
North American Retail	23,255	24,348	-4%
Other	51,372	51,215	0%
Total	$300,284	$293,471	2%
Earnings from Operations
North American Wholesale	$20,742	$22,214	-7%
North American Retail	3,018	1,662	82%
Other	3,995	5,920	-33%
Total	$27,755	$29,796	-7%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2013 and 2012, were as follows:

	Years ended December 31,
	2013	2012	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$58,311	$59,217	-2%
Nunn Bush	69,161	64,325	8%
Florsheim	51,832	50,055	4%
BOGS/Rafters	39,682	36,428	9%
Umi	3,473	4,543	-24%
Total North American Wholesale	$222,459	$214,568	4%
Licensing	3,198	3,340	-4%
Total North American Wholesale Segment	$225,657	$217,908	4%

The Stacy Adams brand was down slightly with off-price retailers due to lower levels of closeout inventory in 2013. The Nunn Bush brand was up due to higher sales volumes at department stores and national shoe chains, driven by increased sales of new casual products. Florsheim net sales were up in 2013 due to increased sales across several trade channels. Net sales of the BOGS and Rafters brands increased approximately $3.3 million for the year due to higher sales volumes in both the U.S. and Canada. BOGS net sales in Canada included $1.1 million of additional volume in 2013 due to the takeover of Bogs Canadian distribution in June 2012.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $20.7 million in 2013, down 7% as compared to $22.2 million in 2012. Wholesale gross earnings as a percent of net sales were 32.6% in 2013 and 32.2% in 2012. Last year’s earnings from operations included approximately $3.5 million of income resulting from the Bogs liability adjustments described above. Without these adjustments, earnings from operations for the wholesale segment would have been up 11% in 2013 as compared to 2012, primarily due to the increase in sales and gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). The Company’s distribution costs were $10.8 million and $10.0 million in the years ended December 31, 2013 and 2012, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 24% in 2013 compared to 22% in 2012. Excluding the $3.5 million of prior year adjustments related to the Bogs acquisition, 2012 selling and administrative expenses would have been 24% of net sales.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased $1.1 million or 4% in 2013 compared to 2012. There were six fewer stores at December 31, 2013 than at December 31, 2012,

as the Company has been closing unprofitable stores. Same store sales, which include retail store sales and U.S. internet sales, were up 7% in 2013. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The increase in same store sales was driven in part by an increase in the Company’s U.S. internet business.

Earnings from Operations

Earnings from operations in the North American retail segment increased $1.4 million in 2013 compared to 2012. Retail gross earnings as a percent of net sales were 65.6% in 2013 and 64.5% in 2012. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 53% in 2013 compared to 58% in 2012. The increase in retail earnings from operations was primarily due to the benefit of the closing underperforming stores and increases at both retail stores and the U.S. internet business.

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification (ASC) 360, Property Plant and Equipment (“ASC 360”). See Note 2 in the Notes to Consolidated Financial Statements for further information. In 2012 and 2011, impairment charges of $93,000 and $165,000, respectively, were recognized within selling and administrative expenses to write down the fixed assets of certain retail locations that were deemed unprofitable. Those locations have closed or are slated to close when their respective lease terms expire. No impairment charge was recognized in 2013. In 2013, six retail locations closed and in 2012, seven locations closed. In general, earnings from operations for the retail segment have improved as fixed assets have been written down and underperforming stores have closed. In 2014, the Company does not expect to close any more domestic retail locations.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2013, net sales of the Company’s other businesses were $51.4 million, compared with $51.2 million in 2012. Florsheim Europe’s wholesale business was up for the year, but was offset by lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down $730,000, or 2%, for the year. In local currency, Florsheim Australia’s net sales were up 6% for the year, due to higher sales volumes in its retail businesses, partially offset by lower sales volumes in its wholesale businesses. The decrease in U.S. dollars was caused by the weakening of the Australian dollar relative to the U.S. dollar in 2013. Earnings from operations of these businesses were $4.0 million in 2013, down 33% as compared to $5.9 million last year. This decrease was primarily due to a $2.0 million decline in the operating earnings of Florsheim Australia’s wholesale businesses, resulting from lower sales volumes and increased infrastructure costs to accommodate the Bogs expansion in Australia.

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

Earnings from Operations

Earnings from operations in the North American wholesale segment were $22.2 million in 2012 compared with $15.7 million in 2011. The 2012 reduction in the estimated liability for future payments related to the Bogs acquisition caused $3.5 million of the increase. The remainder of the increase was achieved through higher sales volumes across all wholesale brands as well as slightly higher gross margins as a percent of net sales, partially offset by higher selling and administrative costs related to the Canadian distribution of Bogs and higher pension and advertising expenses in 2012. Wholesale gross earnings were 32.2% of net sales in 2012 compared to 31.8% in 2011.

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

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 22% in 2012 compared to 24% in 2011. The decrease in selling and administrative expenses as a percent of net sales was largely due to the impact of the $3.5 million of income from the reduction of the estimated liability for future payments due to the former owners of the BOGS and Rafters brands. The reduction of this liability was primarily due to a decrease in the Company’s estimate of the 2013 contingent payment which was based on 2011 and 2012 gross margin dollars. The Company lowered its estimate of 2012 gross margin dollars relative to its original projections, primarily because sales of Bogs products were less than expected due to the mild winters experienced in the United States since the brands were acquired.

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

The Company reviews its long-lived assets for impairment in accordance with ASC 360. See Note 2 in the Notes to Consolidated Financial Statements for further information. In 2012 and 2011, impairment charges of $93,000 and $165,000, respectively, were recognized within selling and administrative expenses to write down the fixed assets of certain retail locations that were deemed unprofitable. Those locations have closed or are slated to close when their respective lease terms expire. In 2012, seven retail locations closed and in 2011, five locations closed. In general, earnings from operations for the retail segment have improved as fixed assets have been written down and underperforming stores have closed.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. Net sales of the Company’s other businesses were $51 million in 2013, compared to $47 million in 2011. The majority of the increase was at Florsheim Australia, whose wholesale and retail net sales both increased 12%, or $4.7 million collectively. Earnings from operations in the Company’s other businesses were flat.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is from its investments in marketable securities. Interest income was approximately $1.5 million in 2013, $1.8 million in 2012 and $2.2 million in 2011. The decrease over the three year period was primarily due to lower average investment balances.

Interest expense was approximately $384,000 in 2013, $561,000 in 2012 and $611,000 in 2011. The decrease in 2013 was primarily due to a lower average debt balance in 2013 compared with 2012.

Other (expense) and income was approximately ($653,000) in 2013, ($144,000) in 2012 and $216,000 in 2011. The decrease in 2013 was primarily due to the recognition of a $200,000 other-than-temporary impairment loss on one of the Company’s municipal bond investments, and a $140,000 increase in foreign exchange transaction losses. The foreign exchange transaction losses were primarily due to the revaluation of intercompany loans with Florsheim Australia.

The effective tax rate for 2013 was 35.2% compared with 34.1% in 2012 and 34.3% in 2011. The increase in 2013 was primarily due to higher effective tax rates at the Company’s foreign locations.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $21.2 million at December 31, 2013 and $25.3 million at December 31, 2012, and its revolving line of credit. In 2013, the Company generated $29.8 million in cash from operating activities, compared with $18.0 million and $17.1 million in 2012 and 2011, respectively. Fluctuations in net cash from operating activities have mainly resulted from changes in net earnings and operating assets and liabilities, and most significantly the year-end inventory and accounts receivable balances.

The Company’s capital expenditures were $2.7 million, $9.5 million and $8.2 million in 2013, 2012 and 2011, respectively. In addition, in 2013 the Company purchased a 50% interest in a building in Montreal, Canada for $3.2 million. In 2012, capital expenditures included a project to connect a neighboring building, acquired in 2011, to the Company’s existing office and distribution center in Glendale, Wisconsin. The Company expects capital expenditures to be approximately $2 million to $3 million in 2014.

The Company paid cash dividends of $4.1 million, $11.1 million and $7.2 million in 2013, 2012 and 2011, respectively. On December 31, 2012, the Company paid two quarterly cash dividends, each for $0.17 per share, which typically would have been paid in the first half of 2013. Both dividends were accelerated into 2012 in anticipation of potential tax law changes effective January 1, 2013. The Company resumed its regular quarterly dividend payment schedule in the second quarter of 2013.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2013, the Company repurchased 195,050 shares for a total cost of $4.6 million. In 2012, the Company repurchased 285,422 shares for a total cost of $6.6 million. In 2011, the Company repurchased 175,606 shares for a total cost of $4.0 million through its share repurchase program and 400,319 shares at a total cost of $9.0 million in a private transaction. At December 31, 2013, the remaining total shares available to purchase under the program was approximately 628,000 shares.

At December 31, 2013, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2014. The line of credit bears interest at LIBOR plus 0.75%. At December 31, 2013, outstanding borrowings were $12 million at an interest rate of approximately 0.9%. The highest balance during the year was $45 million. At December 31, 2012, outstanding borrowings were $45 million at an interest rate of approximately 1.2%.

In 2011, the Company used cash of approximately $30.8 million for its Bogs acquisition including $3.8 million to repay the debt assumed in the transaction. The Company borrowed a net of $32 million in 2011 under its revolving line of credit to fund the Bogs acquisition and related capital expenditures and inventory purchases.

In connection with the Bogs acquisition, the Company held back $2.0 million of the purchase price to be used to help satisfy any claims of indemnification. This holdback amount was paid in full to the former shareholders of Bogs in 2012. The Company also had two contingent payments due to the former shareholders of Bogs. The Company made the first contingent consideration payment of approximately $1,270,000 in the first quarter of 2013. The second contingent consideration payment is due in March 2016. For additional information, see Note 11 in the Notes to Consolidated Financial Statements.

As of December 31, 2013, $3.3 million of cash and cash equivalents was held by the Company’s foreign subsidiaries. If these funds are needed for operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. Management believes that under the current tax law, the related tax impact of any such repatriation would not be material to the Company’s financial statements.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, capital expenditures, continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2014, although there can be no assurances.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments

The Company’s significant contractual obligations are its supplemental pension plan, its operating leases, and the contingent consideration that is expected to be paid from the Bogs acquisition. These obligations are discussed further in the Notes to Consolidated Financial Statements. The Company also has significant obligations to purchase inventory. The pension obligations and contingent consideration were recorded on the Company’s Consolidated Balance Sheets. Future obligations under operating leases are disclosed in Note 14 of the Notes to Consolidated Financial Statements. The table below provides summary information about these obligations as of December 31, 2013.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
Pension obligations	$34,957	$384	$815	$884	$32,874
Operating leases	36,255	8,573	11,222	7,032	9,428
Contingent consideration (undiscounted)	5,181	—	5,181	—	—
Purchase obligations*	65,634	65,634	—	—	—
Total	$142,027	$74,591	$17,218	$7,916	$42,302

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

Discount Rate — Pension expense and projected benefit obligation both increase as the discount rate is reduced. See Note 12 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 and the funded status of the plans at December 31, 2013 and 2012. The rates are based on the plan’s projected cash flows. The Company utilizes the cash flow matching method, which discounts each year’s projected cash flows at the associated spot interest rate back to the measurement date. A 0.5% decrease in the discount rate would increase annual pension expense and the projected benefit obligation by approximately $384,000 and $3.8 million, respectively.

Expected Rate of Return — Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 7.75% in 2013 and 2012, and 8.0% in 2011. This rate was based on the Company’s long-term investment policy of equity securities: 20% – 80%; fixed income securities: 20% – 80%; and other, principally cash: 0% – 20%. A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $153,000.

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

The Company conducted its annual impairment test of goodwill as of December 31, 2013. For goodwill impairment testing, the Company determined the applicable reporting unit is its wholesale segment. Fair value of the wholesale segment was estimated based on a weighted analysis of discounted cash flows (“income approach”) and a comparable public company analysis (“market approach”). The rate used in determining discounted cash flows is a rate corresponding to the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The testing determined that the estimated fair value of the wholesale segment substantially exceeded its carrying value therefore there was no impairment of goodwill in 2013.

The Company conducted its annual impairment test of trademarks as of December 31, 2013. The Company uses a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. In fiscal 2013, 2012 and 2011, there was no impairment of the Company’s trademarks.

The Company can make no assurances that the goodwill or trademarks will not be impaired in the future. When preparing a discounted cash flow analysis, the Company makes a number of key estimates and assumptions. The Company estimates the future cash flows based on historical and forecasted revenues and operating costs. This, in turn, involves further estimates such as estimates of future growth rates and inflation rates. The discount rate is based on the estimated weighted average cost of capital for the business and may change from year to year. Weighted average cost of capital includes certain assumptions such as market capital structures, market beta, risk-free rate of return and estimated costs of borrowing. Changes in these key estimates and assumptions, or in other assumptions used in this process, could materially affect the Company’s impairment analysis for a given year. Additionally, since the Company’s goodwill measurement also considers a market approach, changes in comparable public company multiples can also materially impact the Company’s impairment analysis.

Contingent Consideration

The Company recorded its estimate of the fair value of contingent consideration that is expected to be paid from the Bogs acquisition. The contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. There are no restrictions as to the amount of consideration that could become payable under the arrangement. The Company made the first contingent consideration payment of approximately $1,270,000 in the first quarter of 2013. The second and final contingent consideration payment is due in March 2016. Management estimates that the range of reasonably possible potential amounts for the second payment is between $2 million and $7 million. The Company recorded $5.1 million, which is management’s best estimate of the fair value of the second payment.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes. The Company generally does not have significant market risk on its marketable securities as those investments consist of investment-grade securities and are held to maturity. The Company continually assesses its portfolio of investments and in the third quarter of 2013 determined that the unrealized loss on one of its municipal bond investments was other-than-temporary. Accordingly, the Company wrote the bond down to fair value and recorded an impairment loss of $200,000.

The Company is also exposed to market risk related to the assets in its defined benefit pension plan. The Company reduces that risk by having a diversified portfolio of equity and fixed income investments and periodically reviews this allocation with its investment consultants.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers, Florsheim Australia’s purchases of its inventory in U.S. dollars and the Company’s intercompany loans with Florsheim Australia. At December 31, 2013, Florsheim Australia had forward exchange contracts outstanding to buy $6.3 million U.S. dollars at a total price of approximately $6.8 million Australian dollars. Based on December 31, 2013 exchange rates, there were no significant gains or losses on these contracts. All contracts expire in less than one year. Based on the Company’s outstanding forward contracts and intercompany loans, a 10% appreciation in the U.S. dollar at December 31, 2013 would not have a material effect on the Company’s financial statements.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2013, the Company had $12 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2013 was $320,000. A 10% increase in the Company’s interest rate on borrowings outstanding as of December 31, 2013 would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on the assessment, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2013 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 12, 2014

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share amounts)
Net sales	$300,284	$293,471	$271,100
Cost of sales	182,971	178,584	164,378
Gross earnings	117,313	114,887	106,722
Selling and administrative expenses	89,558	85,090	83,525
Earnings from operations	27,755	29,797	23,197
Interest income	1,461	1,840	2,220
Interest expense	(384)	(561)	(611)
Other (expense) and income, net	(653)	(144)	216
Earnings before provision for income taxes	28,179	30,932	25,022
Provision for income taxes	9,930	10,533	8,581
Net earnings	18,249	20,399	16,441
Net earnings attributable to noncontrolling interest	648	1,442	1,190
Net earnings attributable to Weyco Group, Inc.	$17,601	$18,957	$15,251
Basic earnings per share	$1.63	$1.75	$1.38
Diluted earnings per share	$1.62	$1.73	$1.37

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
Net earnings	$18,249	$20,399	$16,441
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,456)	221	(809)
Pension liability adjustments	4,707	1,147	(4,095)
Other comprehensive income (loss)	2,251	1,368	(4,904)
Comprehensive income	20,500	21,767	11,537
Comprehensive (loss) income attributable to noncontrolling interest	(193)	1,765	701
Comprehensive income attributable to Weyco Group, Inc.	$20,693	$20,002	$10,836

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

	2013	2012
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$15,969	$17,288
Marketable securities, at amortized cost	5,196	8,004
Accounts receivable, less allowances of $2,293 and $2,419, respectively	48,530	49,048
Accrued income tax receivable	1,055	1,136
Inventories	63,196	65,366
Deferred income tax benefits	—	649
Prepaid expenses and other current assets	6,136	4,953
Total current assets	140,082	146,444
Marketable securities, at amortized cost	25,024	36,216
Deferred income tax benefits	—	792
Property, plant and equipment, net	35,112	37,218
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,455	18,791
Total assets	$267,533	$285,321
LIABILITIES AND EQUITY:
Short-term borrowings	$12,000	$45,000
Accounts payable	13,956	11,133
Dividend payable	1,949	—
Accrued liabilities:
Wages, salaries and commissions	3,038	3,158
Taxes other than income taxes	1,299	1,225
Other	6,565	9,505
Deferred income tax liabilities	849	—
Total current liabilities	39,656	70,021
Deferred income tax liabilities	1,993	—
Long-term pension liability	21,901	27,530
Other long-term liabilities	6,991	6,381
Equity:
Common stock, $1.00 par value, authorized 24,000,000 shares in 2013 and 2012, issued and outstanding 10,876,166 shares in 2013 and 10,831,290 shares in 2012	10,876	10,831
Capital in excess of par value	31,729	26,184
Reinvested earnings	156,983	149,664
Accumulated other comprehensive loss	(9,422)	(12,514)
Total Weyco Group, Inc. equity	190,166	174,165
Noncontrolling interest	6,826	7,224
Total equity	196,992	181,389
Total liabilities and equity	$267,533	$285,321

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2013, 2012 and 2011
(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, December 31, 2010	$11,356	$19,548	$150,546	$(9,004)	$4,698
Net earnings	—	—	15,251	—	1,190
Foreign currency translation adjustments	—	—	—	(320)	(489)
Pension liability adjustment (net of tax of $2,618)	—	—	—	(4,095)	—
Cash dividends declared ($0.64 per share)	—	—	(7,086)	—	—
Stock options exercised	123	973	—	—	—
Issuance of restricted stock	19	(19)	—	—	—
Stock-based compensation expense	—	1,224	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	496	—	—	—
Shares purchased and retired	(576)	—	(12,445)	—	—
Balance, December 31, 2011	$10,922	$22,222	$146,266	$(13,419)	$5,399
Net earnings	—	—	18,957	—	1,442
Foreign currency translation adjustments	—	—	—	(102)	323
Pension liability adjustment (net of tax of $734)	—	—	—	1,147	—
Cash dividends declared ($0.84 per share)	—	—	(9,133)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(233)
Increase in ownership interest of noncontrolling interest of subsidiary	—	—	(153)	(140)	293
Stock options exercised	174	2,126	—	—	—
Issuance of restricted stock	20	(20)	—	—	—
Stock-based compensation expense	—	1,201	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	655	—	—	—
Shares purchased and retired	(285)	—	(6,273)	—	—
Balance, December 31, 2012	$10,831	$26,184	$149,664	$(12,514)	$7,224
Net earnings	—	—	17,601	—	648
Foreign currency translation adjustments	—	—	—	(1,615)	(841)
Pension liability adjustment (net of tax of $3,010)	—	—	—	4,707	—
Cash dividends declared ($0.54 per share)	—	—	(5,854)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(205)
Stock options exercised	220	3,712	—	—	—
Issuance of restricted stock	20	(20)	—	—	—
Stock-based compensation expense	—	1,283	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	570	—	—	—
Shares purchased and retired	(195)	—	(4,428)	—	—
Balance, December 31, 2013	$10,876	$31,729	$156,983	$(9,422)	$6,826

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,249	$20,399	$16,441
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	3,962	3,338	2,591
Amortization	272	305	253
Bad debt expense	132	175	316
Deferred income taxes	1,268	1,648	(343)
Net losses (gains) on remeasurement of contingent consideration	24	(3,522)	(206)
Net foreign currency transaction losses	279	138	197
Stock-based compensation	1,283	1,201	1,224
Pension contributions	(1,282)	—	(1,600)
Pension expense	3,737	3,407	2,836
Other-than-temporary investment impairment	200	—	—
Net gains on sale of marketable securities	—	—	(346)
Impairment of property, plant and equipment	—	93	165
Increase in cash surrender value of life insurance	(540)	(535)	(527)
Changes in operating assets and liabilities, net of effects from acquisitions –
Accounts receivable	421	(5,586)	(1,267)
Inventories	2,048	(2,676)	(3,667)
Prepaids and other assets	(295)	368	(752)
Accounts payable	2,846	(1,802)	2,141
Accrued liabilities and other	(2,858)	1,356	619
Accrued income taxes	80	(320)	(932)
Net cash provided by operating activities	29,826	17,987	17,143
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(27,023)
Purchase of marketable securities	(122)	(10)	(1,179)
Proceeds from maturities and sales of marketable securities	13,968	7,342	12,963
Life insurance premiums paid	(155)	(155)	(155)
Investment in real estate	(3,206)	—	—
Purchase of property, plant and equipment	(2,699)	(9,540)	(8,175)
Net cash provided by (used for) investing activities	7,786	(2,363)	(23,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,904)	(10,875)	(7,155)
Cash dividends paid to noncontrolling interest of subsidiary	(205)	(233)	—
Shares purchased and retired	(4,623)	(6,558)	(13,021)
Proceeds from stock options exercised	3,932	2,300	1,096
Payment of contingent consideration	(1,270)	—	—
Payment of indemnification holdback	—	(2,000)	—
Repayment of debt assumed in acquisition	—	—	(3,814)
Net repayments of commercial paper	—	—	(5,000)
Proceeds from bank borrowings	11,000	33,000	73,000
Repayments of bank borrowings	(44,000)	(25,000)	(36,000)
Income tax benefits from stock-based compensation	570	655	496
Net cash (used for) provided by financing activities	(38,500)	(8,711)	9,602
Effect of exchange rate changes on cash and cash equivalents	(431)	46	3
Net (decrease) increase in cash and cash equivalents	$(1,319)	$6,959	$3,179
CASH AND CASH EQUIVALENTS at beginning of year	17,288	10,329	7,150
CASH AND CASH EQUIVALENTS at end of year	$15,969	$17,288	$10,329
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$7,807	$8,946	$7,989
Interest paid	$335	$442	$457

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

1. NATURE OF OPERATIONS

Weyco Group, Inc. designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. As of December 31, 2013, the Company’s retail segment consisted of 17 Company-owned retail stores and an internet business in the United States. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2013 and 2012, the Company’s cash and cash equivalents included investments in money market accounts and cash deposits at various banks.

Investments — All of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all bond investments to maturity. See Note 5.

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
Years Ended December 31, 2013, 2012 and 2011

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

Property, Plant and Equipment and Depreciation — Property, plant and equipment are stated at cost. Plant and equipment are depreciated using primarily the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 5 years; furniture and fixtures, 5 to 7 years.

Impairment of Long-Lived Assets — Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. To derive the fair value, the Company utilizes the income approach and the fair value determined is categorized as Level 3 in the fair value hierarchy. The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital. For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the case of its retail stores, the Company groups assets at the individual store level. In connection with the Company’s impairment review, the Company’s retail segment recognized an impairment charge of $93,000 in 2012 and $165,000 in 2011, which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings. No impairment charge was recognized in 2013.

Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not subject to amortization. Other intangible assets consist of trademarks, customer relationships, and a non-compete agreement. Intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets which are not amortized are reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. See Note 8.

Life Insurance — Life insurance policies are recorded at the amount that could be realized under the insurance contracts as of the date of financial position. These assets are included within other assets in the Consolidated Balance Sheets. See Note 9.

Contingent Consideration — The Company recorded its estimate of the fair value of contingent consideration related to the Bogs acquisition within other short-term accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets. On a quarterly basis, the Company revalues the obligation and records increases or decreases in its fair value as an adjustment to operating earnings. Changes to the contingent consideration obligation can result from adjustments to the discount rate, accretion of the discount due to the passage of time, or changes in assumptions regarding the future performance of Bogs. The assumptions used to determine the fair value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense or income recorded in a given period. See Note 11.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Income Taxes — Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. Interest related to unrecognized tax benefits is classified as interest expense in the Consolidated Statements of Earnings. See Note 13.

Noncontrolling Interest — The Company’s noncontrolling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholder’s ownership interest related to the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific. In accordance with ASC 810, the Company reports its noncontrolling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net earnings attributable to the noncontrolling interest and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings.

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

Revenue Recognition — Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company. Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers. All product sales are recorded net of estimated allowances for returns and discounts. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $3.2 million in 2013, $3.3 million in 2012, and $3.4 million in 2011.

Shipping and Handling Fees — The Company classifies shipping and handling fees billed to customers as revenues. The related shipping and handling expenses incurred by the Company are included in selling and administrative expenses and totaled $2.7 million in 2013, $2.3 million in 2012, and $2.2 million in 2011.

Cost of Sales — The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses — Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation. Distribution costs included in selling and administrative expenses were $10.8 million in 2013, $10.0 million in 2012, and $8.6 million in 2011.

Advertising Costs — Advertising costs are expensed as incurred. Total advertising costs were $11.4 million, $10.5 million, and $8.7 million in 2013, 2012 and 2011, respectively. All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $4.3 million, $4.0 million, and $3.3 million in 2013, 2012 and 2011, respectively.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Foreign Currency Transactions — Gains and losses from foreign currency transactions are included in other income and expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction losses totaled approximately $279,000 in 2013, $138,000 in 2012, and $197,000 in 2011.

Financial Instruments — At December 31, 2013, the Company’s majority owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $6.3 million U.S. dollars at a price of approximately $6.8 million Australian dollars. These contracts all expire in 2014. Based on year-end exchange rates, there were no significant gains or losses on the outstanding contracts.

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

Comprehensive Income — Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2013	2012
	(Dollars in thousands)
Foreign currency translation adjustments	$(934)	$681
Pension liability, net of tax	(8,488)	(13,195)
Total accumulated other comprehensive loss	$(9,422)	$(12,514)

The noncontrolling interest as recorded in the Consolidated Balance Sheets at December 31, 2013 and 2012 included foreign currency translation adjustments of approximately ($33,000) and $668,000, respectively.

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the year ended December 31, 2013:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning Balance	$681	$(13,195)	$(12,514)
Other comprehensive (loss) income before reclassifications	(1,615)	3,669	2,054
Amounts reclassified from accumulated other comprehensive loss	—	1,038	1,038
Net current period other comprehensive (loss) income	(1,615)	4,707	3,092
Ending Balance	$(934)	$(8,488)	$(9,422)

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2013 and 2012:

	Amounts reclassified from other accumulated comprehensive loss for the year ended December 31,		Affected line item in the statement where net income is presented
	2013	2012
Amortization of defined benefit pension items
Prior service cost	(111)	(111)	(1)
Actuarial losses	1,813	1,723	(1)
Total before tax	1,702	1,612
Tax benefit	(664)	(629)
Net of tax	1,038	983

(1)	These amounts were included in the computation of net periodic pension cost. See Note 12 for additional details.

Stock-Based Compensation — At December 31, 2013, the Company had three stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation (“ASC 718”). The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk — The Company had no individual customer accounts receivable balances outstanding at December 31, 2013 and 2012 that represented more than 10% of the Company’s gross accounts receivable balance. Additionally, there were no single customers with sales above 10% of the Company’s total sales in 2013, 2012 and 2011.

Recent Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net earnings or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net earnings must be cross-referenced to other disclosures that provide additional detail. This standard was effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company’s adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Reclassifications — Certain immaterial items on the Consolidated Statements of Cash Flows were reclassified in the prior years’ financial statements to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net earnings or equity.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

3. ACQUISITIONS

Bogs

On March 2, 2011, the Company acquired 100% of the outstanding shares of The Combs Company (“Bogs”) from its former shareholders for $29.3 million in cash plus assumed debt of approximately $3.8 million and two contingent payments which are dependent on Bogs achieving certain performance measures. In accordance with the purchase agreement, $2.0 million of the cash portion of the purchase price was held back to be used to help satisfy any claims of indemnification by the Company. The holdback was paid in full to the former shareholders of Bogs in 2012. The acquisition of Bogs was funded with available cash and short-term borrowings under the Company’s borrowing facility.

At the acquisition date, the Company’s estimate of the fair value of the two contingent payments was approximately $9.8 million in aggregate. The first contingent payment was due in 2013 and was paid on March 28, 2013 in the amount of $1,270,000. The second payment is due in March 2016. For more information regarding the contingent payments, including an estimate of the fair value of the second payment as of December 31, 2013, see Note 11.

Bogs designs and markets boots, shoes, and sandals for men, women and children under the BOGS and Rafters brand names. Its products are sold across the agricultural, industrial, outdoor specialty, outdoor sport, lifestyle and fashion markets.

The acquisition of Bogs was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). Under ASC 805, the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The Company’s final allocation of the purchase price was as follows (dollars in thousands):

Cash	$317
Accounts receivable	3,839
Inventory	2,932
Prepaid expenses	15
Property, plant and equipment, net	7
Goodwill	11,112
Trademark	22,000
Other intangible assets	3,700
Accounts payable	(454)
Accrued liabilities	(561)
$42,907

Other intangible assets consist of customer relationships and a non-compete agreement. Goodwill reflects the excess purchase price over the fair value of net assets, and has been assigned to the Company’s wholesale segment. All of the goodwill is expected to be deductible for tax purposes. For more information on the intangible assets acquired, see Note 8.

The operating results of Bogs have been consolidated into the Company’s wholesale segment since the date of acquisition. Accordingly, the Company’s 2013 and 2012 results included Bogs operations for the entire year while 2011 only included Bogs operations from March 2 through December 31, 2011. Bogs wholesale net sales were $39.7 million in 2013, $36.4 million in 2012, and $28.0 million in 2011. There were also Bogs net sales included in the Company’s retail and other operating segments totaling $2.4 million in 2013 and $1.4 million in 2012.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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

5. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of December 31, 2013 and 2012. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2013		2012
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,196	$5,264	$8,004	$8,117
Due from one through five years	17,636	18,527	25,384	26,620
Due from six through ten years	7,388	7,777	10,832	11,756
Total	$30,220	$31,568	$44,220	$46,493

The unrealized gains and losses on investment securities at December 31, 2013 and 2012 were:

	2013		2012
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$1,348	$—	$2,473	$200

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. In the third quarter of 2013, as part of this review, the Company concluded that the unrealized loss on one of its municipal bonds was other-than-temporary.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

5. INVESTMENTS  – (continued)

The Company had been monitoring the status of the bond. In September 2013, a public notice was issued by the municipality that caused the Company to doubt the ultimate collectability of the full amount of the bond. Considering this, all prior public information regarding the bond, and the duration of the loss, the Company determined the unrealized loss on the bond was other-than-temporary. Accordingly, the Company wrote the bond down to fair value and recorded an impairment loss of $200,000. The loss was included within other (expense) and income, net in the Consolidated Statements of Earnings.

6. INVENTORIES

At December 31, 2013 and 2012, inventories consisted of:

	2013	2012
	(Dollars in thousands)
Finished shoes	$80,876	$82,535
LIFO reserve	(17,680)	(17,169)
Total inventories	$63,196	$65,366

Finished shoes included inventory in-transit of $22.5 million and $14.3 million as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, approximately 89% of the Company’s inventories were valued by the LIFO method of accounting while approximately 11% were valued by the first-in, first-out (“FIFO”) method of accounting.

During 2013, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2013 purchases. The effect of the liquidation decreased cost of goods sold by $64,000 in 2013. During 2012, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2012 purchases. The effect of the liquidation decreased cost of goods sold by $104,000 in 2012. During 2011, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2011 purchases. The effect of the liquidation decreased costs of goods sold by $250,000 in 2011.

7. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2013 and 2012, property, plant and equipment consisted of:

	2013	2012
	(Dollars in thousands)
Land and land improvements	$3,607	$3,587
Buildings and improvements	26,900	26,927
Machinery and equipment	24,502	22,456
Retail fixtures and leasehold improvements	11,825	11,994
Construction in progress	252	1,692
Property, plant and equipment	67,086	66,656
Less: Accumulated depreciation	(31,974)	(29,438)
Property, plant and equipment, net	$35,112	$37,218

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

8. INTANGIBLE ASSETS

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following as of December 31, 2013:

	Weighted Average Life (Years)	December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$—	$11,112
Trademarks		34,748	—	34,748
Total indefinite-lived intangible assets		$45,860	$—	$45,860
Amortizable intangible assets:
Non-compete agreement	5	$200	$(113)	$87
Customer relationships	15	3,500	(661)	2,839
Total amortizable intangible assets		$3,700	$(774)	$2,926

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following as of December 31, 2012:

		December 31, 2012
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$—	$11,112
Trademarks		34,748	—	34,748
Total indefinite-lived intangible assets		$45,860	$—	$45,860
Amortizable intangible assets:
Non-compete agreement	5	$200	$(73)	$127
Customer relationships	15	3,500	(428)	3,072
Total amortizable intangible assets		$3,700	$(501)	$3,199

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

The Company uses a two-step process to test goodwill for impairment. The first step is to compare the applicable reporting unit’s fair value to its carrying value. The Company has determined the applicable reporting unit is its wholesale segment. If the fair value of the wholesale segment is greater than its carrying value, there is no impairment. If the carrying value is greater than the fair value, then the second step must be completed to measure the amount of the impairment, if any. The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference. To date, the Company has never recorded an impairment charge on this goodwill.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

8. INTANGIBLE ASSETS  – (continued)

The Company tests its trademarks for impairment by comparing the fair value of each trademark to its related carrying value. Fair value is estimated using a discounted cash flow methodology. To date, the Company has never recorded an impairment charge on these trademarks.

The Company recorded amortization expense for intangible assets of $273,000, $273,000 and $228,000 in 2013, 2012 and 2011, respectively. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense to be as follows:

(Dollars in thousands)	Intangible Assets
2014	$273
2015	273
2016	240
2017	233
2018	233
Thereafter	1,674
Total	$2,926

9. OTHER ASSETS

Other assets included the following amounts at December 31, 2013 and 2012:

	2013	2012
	(Dollars in thousands)
Cash surrender value of life insurance	13,440	12,745
Intangible assets (See Note 8)	2,926	3,199
Investment in real estate	3,112	—
Other	1,977	2,847
Total other assets	$21,455	$18,791

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $15.2 million in aggregate as of December 31, 2013.

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The building, which was classified as an investment in real estate in the above table, serves as the Company’s Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”).

10. SHORT-TERM BORROWINGS

At December 31, 2013, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2014. The line of credit bears interest at LIBOR plus 0.75%. At December 31, 2013, outstanding borrowings were $12 million at an interest rate of approximately 0.9%. The highest balance during the year was $45 million. At December 31, 2012, outstanding borrowings were $45 million at an interest rate of approximately 1.2%.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

11. CONTINGENT CONSIDERATION

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of Bogs. The estimate of contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011 and December 31, 2015. The first contingent payment was due in 2013 and was paid on March 28, 2013 in the amount of $1,270,000. The second payment is due in March 2016. In accordance with ASC 805, the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Balance Sheets was as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Current portion	$—	$1,270
Long-term portion	5,064	4,991
Total contingent consideration	$5,064	$6,261

The current portion of contingent consideration was included within other accrued liabilities in the Consolidated Balance Sheets. The long-term portion was recorded within other long-term liabilities in the Consolidated Balance Sheets. The total contingent consideration has been assigned to the Company’s wholesale segment.

The following table summarizes the activity during 2013 and 2012 related to the contingent payments as recorded in the Consolidated Statements of Earnings (dollars in thousands):

	2013	2012
Beginning balance	$6,261	$9,693
Payment of contingent consideration	(1,270)	—
Net losses (gains) on remeasurement of contingent consideration	24	(3,522)
Interest expense	49	90
Ending balance	$5,064	$6,261

The net losses (gains) on remeasurement of contingent consideration were recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820. The fair value measurement was determined using a probability-weighted model which includes various estimates related to Bogs future sales levels and gross margins. As of December 31, 2013, management estimates that the range of reasonably possible potential amounts for the second payment is between $2 million and $7 million.

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

12. EMPLOYEE RETIREMENT PLANS  – (continued)

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

The Company’s pension plan’s weighted average asset allocation at December 31, 2013 and 2012, by asset category, was as follows:

	Plan Assets at December 31,
	2013	2012
Asset Category:
Equity Securities	56%	52%
Fixed Income Securities	35%	40%
Other	9%	8%
Total	100%	100%

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

Assumptions used in determining the funded status at December 31, 2013 and 2012 were:

	2013	2012
Discount rate	5.03%	4.23%
Rate of compensation increase	4.50%	4.50%

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

12. EMPLOYEE RETIREMENT PLANS  – (continued)

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2013 and 2012:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2013	2012	2013	2012
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$43,452	$39,523	$12,270	$13,870
Service cost	1,406	1,236	320	236
Interest cost	1,832	1,800	570	516
Plan amendments	—	—	—	(1,415)
Actuarial (gain) loss	(3,466)	2,532	(468)	(576)
Benefits paid	(1,754)	(1,639)	(355)	(361)
Projected benefit obligation, end of year	$41,470	$43,452	$12,337	$12,270
Change in plan assets
Fair value of plan assets, beginning of year	27,819	26,655	—	—
Actual return on plan assets	4,316	2,932	—	—
Administrative expenses	(141)	(129)	—	—
Contributions	1,282	—	355	361
Benefits paid	(1,754)	(1,639)	(355)	(361)
Fair value of plan assets, end of year	$31,522	$27,819	$—	$—
Funded status of plan	$(9,948)	$(15,633)	$(12,337)	$(12,270)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities – other	$—	$—	$(384)	$(373)
Long-term pension liability	(9,948)	(15,633)	(11,953)	(11,897)
Net amount recognized	$(9,948)	$(15,633)	$(12,337)	$(12,270)
Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $4,054, $6,735, $1,729 and $2,102, respectively	$6,341	$10,534	$2,705	$3,288
Prior service cost (credit), net of income tax benefit (liability) of $1, $1, ($358) and ($402), respectively	1	1	(559)	(628)
Net amount recognized	$6,342	$10,535	$2,146	$2,660

The actuarial gain recognized in 2013 resulted from an increase in the discount rate that was used to determine the funded status of the plan. The accumulated benefit obligation for the defined

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

12. EMPLOYEE RETIREMENT PLANS  – (continued)

benefit pension plan and the supplemental pension plan was $36.3 million and $11.3 million, respectively, at December 31, 2013 and $38.2 million and $11.6 million, respectively, at December 31, 2012.

Assumptions used in determining net periodic pension cost for the years ended December 31, 2013, 2012 and 2011 were:

	2013	2012	2011
Discount rate	4.23%	4.60%	5.40%
Rate of compensation increase	4.50%	4.50%	4.50%
Long-term rate of return on plan assets	7.75%	7.75%	8.00%

The components of net periodic pension cost for the years ended December 31, 2013, 2012 and 2011, were:

	2013	2012	2011
	(Dollars in thousands)
Benefits earned during the period	$1,726	$1,472	$1,212
Interest cost on projected benefit obligation	2,403	2,317	2,373
Expected return on plan assets	(2,094)	(1,994)	(2,021)
Net amortization and deferral	1,702	1,612	1,272
Net pension expense	$3,737	$3,407	$2,836

The Company expects to recognize expense of $901,000 due to the amortization of unrecognized loss and income of ($112,000) due to the amortization of prior service cost as components of net periodic benefit cost in 2014, which are included in accumulated other comprehensive loss at December 31, 2013.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the level of cash contribution that will be required in 2014 to maintain the minimum funding balance is unknown.

Projected benefit payments for the plans as of December 31, 2013 were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2014	$1,927	$384
2015	$1,993	$394
2016	$2,098	$421
2017	$2,174	$430
2018	$2,277	$454
2019 – 2023	$12,855	$2,941

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

12. EMPLOYEE RETIREMENT PLANS  – (continued)

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2013 by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2013
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$13,339	$1,470	$—	$14,809
Preferred stocks	786	—	—	786
Exchange traded funds	2,761	—	—	2,761
Corporate obligations	—	4,636	—	4,636
State and municipal obligations	—	538	—	538
Pooled fixed income funds	4,150	—	—	4,150
U.S. government securities	—	838	—	838
Cash and cash equivalents	2,927	—	—	2,927
Subtotal	23,963	7,482	—	31,445
Other assets(1)				77
Total				$31,522

(1)	This category represents trust receivables that are not leveled.

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2012 by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2012
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$10,169	$1,118	$—	$11,287
Preferred stocks	1,038	—	—	1,038
Exchange traded funds	3,194	—	—	3,194
Corporate obligations	—	4,573	—	4,573
State and municipal obligations	—	574	—	574
Foreign obligations	—	16	—	16
Pooled fixed income funds	3,212	—	—	3,212
U.S. government securities	—	1,584	—	1,584
Cash and cash equivalents	2,264	—	—	2,264
Subtotal	19,877	7,865	—	27,742
Other assets(1)				77
Total				$27,819

(1)	This category represents trust receivables that are not leveled.

The Company also has a defined contribution plan covering substantially all employees. The Company contributed approximately $227,000, $221,000 and $212,000 in 2013, 2012 and 2011, respectively.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

13. INCOME TAXES

The provision for income taxes included the following components at December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$6,449	$6,985	$5,483
State	940	928	951
Foreign	1,273	972	2,490
Total	8,662	8,885	8,924
Deferred	1,268	1,648	(343)
Total provision	$9,930	$10,533	$8,581

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.6	2.3	2.5
Non-taxable municipal bond interest	(1.7)	(1.9)	(2.7)
Foreign income tax rate differences	(0.9)	(2.2)	(1.5)
Other	0.2	0.9	1.0
Effective tax rate	35.2%	34.1%	34.3%

The foreign component of pretax net earnings was $4.2 million, $6.2 million and $5.3 million for 2013, 2012 and 2011, respectively. As of December 31, 2013, the total amount of unremitted foreign earnings was $6.2 million. A deferred tax liability has not been recorded on these unremitted earnings because the Company intends to permanently reinvest such earnings outside of the U.S. Future dividends, if any, would be paid only out of current year earnings in the year earned. If the remaining unremitted foreign earnings at December 31, 2013 were to be repatriated in the future, the related deferred tax liability would not have a material impact on the Company’s financial statements.

The components of deferred taxes as of December 31, 2013 and 2012 were as follows:

	2013	2012
	(Dollars in thousands)
Deferred tax benefits:
Accounts receivable reserves	$440	$421
Pension liability	8,691	10,882
Accrued liabilities	2,164	1,934
	11,295	13,237
Deferred tax liabilities:
Inventory and related reserves	(2,601)	(1,316)
Cash value of life insurance	(3,240)	(3,029)
Property, plant and equipment	(1,757)	(1,713)
Intangible assets	(5,948)	(5,051)
Prepaid and other assets	(264)	(268)
Foreign currency gains on intercompany loans	(327)	(419)
	(14,137)	(11,796)
Net deferred income tax benefits	$(2,842)	$1,441

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

13. INCOME TAXES  – (continued)

The net deferred tax (liabilities) benefits are classified in the Consolidated Balance Sheets as follows:

	2013	2012
	(Dollars in thousands)
Current deferred income tax (liabilities) benefits	$(849)	$649
Noncurrent deferred income tax (liabilities) benefits	(1,993)	792
	$(2,842)	$1,441

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2010	$84
Expiration of the statute of limitations for the assessment of taxes	(84)
Balance at December 31, 2011	$—
Increases related to current year tax positions	124
Balance at December 31, 2012	$124
Increases related to current year tax positions	—
Balance at December 31, 2013	$124

The Company had unrecognized tax benefits of $124,000 at December 31, 2013. This amount, if recognized, would reduce the Company’s annual effective tax rate. Included in the Consolidated Balance Sheets at December 31, 2013 was a liability for potential interest related to these positions of $5,000. The Company had unrecognized tax benefits of $124,000 at December 31, 2012. This amount, if recognized, would reduce the Company’s annual effective tax rate. Included in the Consolidated Balance Sheets at December 31, 2012 was a liability for potential interest related to these positions of $2,000. The Company had no unrecognized tax benefits as of December 31, 2011.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2009 through 2013 tax years remain subject to examination by those taxing authorities.

14. COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases office space in the U.S. and its distribution facilities in Canada and overseas. Total minimum rents were $9.5 million in 2013, $9.6 million in 2012 and $8.3 million in 2011. Percentage rentals were $430,000 in 2013, $1.2 million in 2012 and $1.2 million in 2011.

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013, are shown below. Renewal options exist for many long-term leases.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

14. COMMITMENTS  – (continued)

(Dollars in thousands)	Operating Leases
2014	$8,573
2015	6,280
2016	4,942
2017	3,810
2018	3,222
Thereafter	9,428
Total	$36,255

At December 31, 2013, the Company also had purchase commitments of approximately $65.6 million to purchase inventory, all of which were due in less than one year.

15. STOCK REPURCHASE PROGRAM

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to purchase shares of its common stock in open market transactions at prevailing prices. In 2013, the Company purchased 195,050 shares at a total cost of $4.6 million through its stock repurchase program. In 2012, the Company purchased 285,422 shares at a total cost of $6.6 million through its stock repurchase program. In 2011, the Company purchased 175,606 shares at a total cost of $4.0 million through its stock repurchase program and 400,319 shares at a total cost of $9.0 million in a private transaction. At December 31, 2013, the Company was authorized to purchase an additional 628,000 shares under the program.

16. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$17,601	$18,957	$15,251
Denominator:
Basic weighted average shares outstanding	10,779	10,844	11,066
Effect of dilutive securities:
Employee stock-based awards	86	106	93
Diluted weighted average shares outstanding	10,865	10,950	11,159
Basic earnings per share	$1.63	$1.75	$1.38
Diluted earnings per share	$1.62	$1.73	$1.37

Diluted weighted average shares outstanding for 2013 exclude antidilutive unvested restricted stock and outstanding stock options totaling 353,000 shares at a weighted average price of $26.85. Diluted weighted average shares outstanding for 2012 exclude antidilutive unvested restricted stock and outstanding stock options totaling 874,530 shares at a weighted average price of $24.26.

Unvested restricted stock awards provide holders with dividend rights prior to vesting, however, such rights are forfeitable if the awards do not vest. As a result, unvested restricted stock awards are not participating securities and are excluded from the computation of earnings per share.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2013, 2012 and 2011, there was no single customer with sales above 10% of the Company’s total sales.

In the retail segment, the Company operated 17 Company-owned stores in principal cities and an internet business in the United States as of December 31, 2013. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2013
Product sales	$222,459	$23,255	$51,372	$297,086
Licensing revenues	3,198	—	—	3,198
Net sales	225,657	23,255	51,372	300,284
Depreciation	2,481	538	943	3,962
Earnings from operations	20,742	3,018	3,995	27,755
Total assets	230,509	7,412	29,612	267,533
Capital expenditures	790	34	1,875	2,699
2012
Product sales	$214,568	$24,348	$51,215	$290,131
Licensing revenues	3,340	—	—	3,340
Net sales	217,908	24,348	51,215	293,471
Depreciation	2,083	544	711	3,338
Earnings from operations	22,214	1,662	5,921	29,797
Total assets	246,523	7,994	30,804	285,321
Capital expenditures	7,235	844	1,461	9,540
2011
Product sales	$195,638	$24,740	$47,273	$267,651
Licensing revenues	3,449	—	—	3,449
Net sales	199,087	24,740	47,273	271,100
Depreciation	1,677	565	349	2,591
Earnings from operations	15,673	1,554	5,970	23,197
Total assets	237,279	7,374	28,855	273,508
Capital expenditures	6,562	249	1,364	8,175

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

17. SEGMENT INFORMATION  – (continued)

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(Dollars in thousands)
Net Sales:
United States	$231,729	$225,397	$212,779
Canada	17,183	16,859	11,049
Europe	8,117	7,230	8,014
Australia	29,318	29,465	25,049
Asia	9,484	8,956	8,277
South Africa	4,453	5,564	5,932
Total	$300,284	$293,471	$271,100
Long-Lived Assets:
United States	$77,755	$80,268	$75,293
Other	9,255	6,009	5,116
	$87,010	$86,277	$80,409

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), goodwill, trademarks and amortizable intangible assets.

18. STOCK-BASED COMPENSATION PLANS

At December 31, 2013, the Company had three stock-based compensation plans: the 1997 Stock Option Plan, the 2005 Equity Incentive Plan and the 2011 Incentive Plan (collectively, “the Plans”). Under the Plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant. The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards. Awards are no longer granted under the 1997 and 2005 plans.

Stock options and restricted stock awards were granted on December 2, 2013, and on December 1, 2012 and 2011. Under the 2011 Incentive Plan, stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Under the 1997 and 2005 plans, stock options were valued at fair market value based on the average of the Company’s high and low trade prices on the date of grant. The stock options and restricted stock awards granted in 2013, 2012 and 2011 vest ratably over four years. Stock options granted between 2013 and 2011 expire six years from the date of grant. Stock options granted between 2006 and 2010 expire five years from the date of grant. Stock options granted prior to 2006 expire ten years from the grant date, with the exception of certain incentive stock options, which expired five years from the date of grant. As of December 31, 2013, there were 118,300 shares remaining available for stock-based awards under the 2011 Incentive Plan.

In accordance with ASC 718, stock-based compensation expense was recognized in the 2013, 2012 and 2011 consolidated financial statements for stock options and restricted stock awards granted since 2007. An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation, and the estimate was adjusted quarterly to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates. The effect of

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

18. STOCK-BASED COMPENSATION PLANS  – (continued)

applying the expense recognition provisions of ASC 718 in 2013, 2012 and 2011 decreased Earnings Before Provision For Income Taxes by approximately $1,283,000, $1,201,000 and $1,224,000, respectively.

As of December 31, 2013, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2010 through 2013 which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years. As of December 31, 2013, there was $1.2 million of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2010 through 2013 which is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	1.10%	0.51%	0.66%
Expected dividend yield	2.53%	2.89%	2.65%
Expected term	4.3 years	4.3 years	4.3 years
Expected volatility	16.2%	26.4%	29.6%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2013		2012		2011
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,265,792	$22.76	1,307,488	$21.76	1,269,426	$20.25
Granted	333,300	28.50	253,400	23.53	235,700	24.21
Exercised	(219,526)	17.91	(174,646)	13.17	(122,463)	8.95
Forfeited or expired	(118,700)	30.30	(120,450)	27.37	(75,175)	24.93
Outstanding at end of year	1,260,866	$24.41	1,265,792	$22.76	1,307,488	$21.76
Exercisable at end of year	581,081	$22.39	706,863	$21.89	821,510	$20.16
Weighted average fair market value of options granted	$2.77		$3.68		$4.51

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

18. STOCK-BASED COMPENSATION PLANS  – (continued)

	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2013	3.7	$6,330,000
Exercisable – December 31, 2013	2.2	$4,092,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 31, 2013 of $29.43 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested – December 31, 2010	421,226	$25.16	$4.94
Granted	235,700	24.21	4.51
Vested	(145,298)	25.86	5.05
Forfeited	(25,650)	25.62	4.91
Non-vested – December 31, 2011	485,978	$24.46	$4.70
Granted	253,400	23.53	3.68
Vested	(173,824)	25.05	4.73
Forfeited	(6,625)	24.26	4.60
Non-vested – December 31, 2012	558,929	$23.86	$4.23
Granted	333,300	28.50	2.77
Vested	(207,044)	23.83	4.42
Forfeited	(5,400)	23.95	4.28
Non-vested – December 31, 2013	679,785	$26.14	$3.46

The following table summarizes information about outstanding and exercisable stock options at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$15.46 to $18.03	135,966	1.20	$17.71	135,966	$17.71
$23.09 to $23.53	400,775	3.41	23.36	212,068	23.22
$24.21 to $28.50	724,125	4.37	26.25	233,047	24.36
	1,260,866	3.72	$24.41	581,081	$22.39

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

18. STOCK-BASED COMPENSATION PLANS  – (continued)

The following table summarizes stock option activity for the years ended December 31:

	2013	2012	2011
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,506	$1,704	$1,299
Cash received from stock option exercises	$3,932	$2,300	$1,096
Income tax benefit from the exercise of stock options	$588	$664	$507
Total fair value of stock options vested	$915	$821	$733

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2011, 2012 and 2013:

Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2010	35,448	$24.79
Issued	19,300	24.21
Vested	(16,748)	25.91
Forfeited	—	—
Non-vested – December 31, 2011	38,000	$24.47
Issued	19,600	23.53
Vested	(15,025)	24.97
Forfeited	—	—
Non-vested – December 31, 2012	42,575	23.87
Issued	20,400	28.50
Vested	(15,475)	23.85
Forfeited	—	—
Non-vested – December 31, 2013	47,500	$25.86

At December 31, 2013, the Company expected 47,500 of shares of restricted stock to vest over a weighted-average remaining contractual term of 3.02 years. These shares had an aggregate intrinsic value of $1,398,000 at December 31, 2013. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 31, 2013 of $29.43 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was approximately $177,000 in 2013, $137,000 in 2012, and $158,000 in 2011.

19. QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$73,590	$65,041	$83,108	$78,545	$300,284
Gross earnings	$27,699	$24,698	$31,579	$33,337	$117,313
Net earnings attributable to Weyco Group, Inc.	$3,200	$2,205	$5,392	$6,804	$17,601
Net earnings per share:
Basic	$0.30	$0.20	$0.50	$0.63	$1.63
Diluted	$0.30	$0.20	$0.50	$0.62	$1.62

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

19. QUARTERLY FINANCIAL DATA (Unaudited) – (continued)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$75,314	$60,333	$79,473	$78,351	$293,471
Gross earnings	$28,031	$22,878	$30,446	$33,532	$114,887
Net earnings attributable to Weyco Group, Inc.	$3,869	$2,219	$5,192	$7,677	$18,957
Net earnings per share:
Basic	$0.36	$0.20	$0.48	$0.71	$1.75
Diluted	$0.35	$0.20	$0.48	$0.71	$1.73

20. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful Accounts	Returns and Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2010	$1,109	$1,177	$2,286
Add – Additions charged to earnings	316	2,496	2,812
Add – Acquisitions and other adjustments	316	—	316
Deduct – Charges for purposes for which reserves were established	(326)	(2,729)	(3,055)
BALANCE, DECEMBER 31, 2011	$1,415	$944	$2,359
Add – Additions charged to earnings	175	2,954	3,129
Deduct – Charges for purposes for which reserves were established	(319)	(2,750)	(3,069)
BALANCE, DECEMBER 31, 2012	$1,271	$1,148	$2,419
Add – Additions charged to earnings	132	2,974	3,106
Deduct – Charges for purposes for which reserves were established	(170)	(3,062)	(3,232)
BALANCE, DECEMBER 31, 2013	$1,233	$1,060	$2,293

21. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 12, 2014, the date these financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2014 (the “2014 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2014 Proxy Statement in sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Director Compensation,” and “Corporate Governance and Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2014 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,260,866	$24.41	118,300
Equity compensation plans not approved by shareholders	—	—	—
Total	1,260,866	$24.41	118,300

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2014 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2014 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements — See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2013 Annual Report on Form 10-K.
(2)	Financial Statement Schedules — Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.
(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004
3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007
10.1	Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008
10.2	Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008
10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008
10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008
10.4a	Loan Modification Agreement dated December 6, 2012 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd		X
10.5*	Consulting Agreement — Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001
10.6*	Employment Agreement (Renewal) — Thomas W. Florsheim, Jr., dated January 1, 2014		X

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.7*	Employment Agreement (Renewal) — John W. Florsheim, dated January 1, 2014		X
10.8*	Excess Benefits Plan — Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005
10.9*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006
10.10*	Deferred Compensation Plan — Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005
10.11	PNC Bank Loan Agreement, dated November 5, 2013	Exhibit 10.1 to Form 10-Q for the Quarter Ended September 30, 2013
10.12	PNC Bank Committed Line of Credit Note, dated November 5, 2013	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2013
10.13*	1997 Stock Option Plan	Exhibit 10.13 to Form 10-K for Year Ended December 31, 1997
10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008
10.15*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Robert Feitler, dated May 19, 2003	Exhibit 10.19 to Form 10-K for Year Ended December 31, 2004
10.16*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Thomas W. Florsheim, Sr., dated May 19, 2003	Exhibit 10.20 to Form 10-K for Year Ended December 31, 2004
10.17*	Weyco Group, Inc. Director Nonqualified Stock Option Agreement Frederick P. Stratton, Jr., dated May 19, 2003	Exhibit 10.22 to Form 10-K for Year Ended December 31, 2004
10.18*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005
10.19*	Weyco Group, Inc. 2011 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 3, 2011
10.20a*	Form of incentive stock option agreement for Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19a to Form 10-Q for Quarter Ended March 31, 2011
10.20b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19b to Form 10-Q for Quarter Ended March 31, 2011
10.20c*	Form of restricted stock agreement for the Weyco Group, Inc. 2011 Incentive Plan	Exhibit 10.19c to Form 10-Q for Quarter Ended March 31, 2011

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
21	Subsidiaries of the Registrant		X
23.1	Consent of Independent Registered Public Accounting Firm dated March 12, 2014		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X
101	The following financial information from Weyco Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
By /s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary	March 12, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 12, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

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