Form 10-Q
period 2014-03-31
WEYCO GROUP INC
filed 2014-05-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2014, there were 10,880,534 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The consolidated condensed financial statements included herein have been prepared by Weyco Group, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$16,142	$15,969
Marketable securities, at amortized cost	5,544	5,196
Accounts receivable, net	53,921	48,530
Accrued income tax receivable	-	1,055
Inventories	49,823	63,196
Prepaid expenses and other current assets	3,520	6,136
Total current assets	128,950	140,082

Marketable securities, at amortized cost	25,822	25,024
Property, plant and equipment, net	34,653	35,112
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,309	21,455
Total assets	$256,594	$267,533

LIABILITIES AND EQUITY:
Short-term borrowings	$8,991	$12,000
Accounts payable	6,411	13,956
Dividend payable	-	1,949
Accrued liabilities	9,912	10,902
Accrued income tax payable	85	-
Deferred income tax liabilities	1,149	849
Total current liabilities	26,548	39,656

Deferred income tax liabilities	1,776	1,993
Long-term pension liability	22,295	21,901
Other long-term liabilities	7,052	6,991

Equity:
Common stock	10,881	10,876
Capital in excess of par value	32,238	31,729
Reinvested earnings	158,151	156,983
Accumulated other comprehensive loss	(9,380)	(9,422)
Total Weyco Group, Inc. equity	191,890	190,166
Noncontrolling interest	7,033	6,826
Total equity	198,923	196,992
Total liabilities and equity	$256,594	$267,533

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)

Net sales	$74,929	$73,590
Cost of sales	47,565	45,891
Gross earnings	27,364	27,699

Selling and administrative expenses	22,494	23,011
Earnings from operations	4,870	4,688

Interest income	289	412
Interest expense	(42)	(127)
Other expense, net	(115)	(89)

Earnings before provision for income taxes	5,002	4,884

Provision for income taxes	1,752	1,759

Net earnings	3,250	3,125

Net earnings (loss) attributable to noncontrolling interest	45	(75)

Net earnings attributable to Weyco Group, Inc.	$3,205	$3,200

Weighted average shares outstanding
Basic	10,833	10,760
Diluted	10,930	10,835

Earnings per share
Basic	$0.30	$0.30
Diluted	$0.29	$0.30

Cash dividends declared (per share)	$0.18	$-

Comprehensive income	$3,454	$2,882

Comprehensive income (loss) attributable to noncontrolling interest	207	(147)

Comprehensive income attributable to Weyco Group, Inc.	$3,247	$3,029

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,250	$3,125
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation	953	953
Amortization	54	85
Bad debt expense	112	36
Deferred income taxes	7	(428)
Net foreign currency transaction losses	65	124
Stock-based compensation	338	316
Pension expense	678	825
Increase in cash surrender value of life insurance	(135)	(135)
Changes in operating assets and liabilities -
Accounts receivable	(5,528)	(7,272)
Inventories	13,422	11,750
Prepaids and other assets	2,799	1,716
Accounts payable	(7,551)	(4,742)
Accrued liabilities and other	(1,309)	(4,338)
Accrued income taxes	1,146	1,669
Net cash provided by operating activities	8,301	3,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(3,528)	-
Proceeds from maturities of marketable securities	2,416	2,819
Purchase of property, plant and equipment	(300)	(561)
Net cash (used for) provided by investing activities	(1,412)	2,258

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(3,899)	-
Shares purchased and retired	(81)	(4,099)
Proceeds from stock options exercised	165	2,499
Payment of contingent consideration	-	(1,270)
Proceeds from bank borrowings	4,815	2,000
Repayments of bank borrowings	(7,824)	(9,000)
Income tax benefits from stock-based compensation	14	411
Net cash used for financing activities	(6,810)	(9,459)

Effect of exchange rate changes on cash and cash equivalents	94	11

Net increase (decrease) in cash and cash equivalents	$173	$(3,506)

CASH AND CASH EQUIVALENTS at beginning of period	15,969	17,288

CASH AND CASH EQUIVALENTS at end of period	$16,142	$13,782

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$490	$560
Interest paid	$30	$123

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three month period ended March 31, 2014, are not necessarily indicative of the results for the full year.

2.	Reclassifications

Certain immaterial line items on the prior year’s Consolidated Condensed Statements of Cash Flows (Unaudited) related to net losses (gains) on disposals and proceeds from the sale of property, plant and equipment were consolidated into other line items to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or equity.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$3,205	$3,200

Denominator:
Basic weighted average shares outstanding	10,833	10,760
Effect of dilutive securities:
Employee stock-based awards	97	75
Diluted weighted average shares outstanding	10,930	10,835

Basic earnings per share	$0.30	$0.30

Diluted earnings per share	$0.29	$0.30

Diluted weighted average shares outstanding for the three months ended March 31, 2014, exclude anti-dilutive stock options totaling 331,800 shares of common stock at a weighted average price of $28.50. Diluted weighted average shares outstanding for the three months ended March 31, 2013, exclude anti-dilutive stock options totaling 853,780 shares of common stock at a weighted average price of $24.81.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all bond investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of March 31, 2014, and December 31, 2013.

	March 31, 2014		December 31, 2013
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,544	$5,608	$5,196	$5,264
Due from one through five years	15,498	16,372	17,636	18,527
Due from six through ten years	9,829	10,269	7,388	7,777
Due from eleven through twenty years	495	491	-	-
Total	$31,366	$32,740	$30,220	$31,568

The unrealized gains and losses on investment securities at March 31, 2014, and at December 31, 2013, were as follows:

	March 31, 2014		December 31, 2013
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,395	$21	$1,348	$-

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2014, and determined that no other-than-temporary market value impairment exists.

5.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of March 31, 2014:

		March 31, 2014
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(123)	$77
Customer relationships	15	3,500	(719)	2,781
Total amortizable intangible assets		$3,700	$(842)	$2,858

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of December 31, 2013:

		December 31, 2013
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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2014 and 2013, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2014
Product sales	$56,061	$5,206	$13,013	$74,280
Licensing revenues	649	-	-	649
Net sales	$56,710	$5,206	$13,013	$74,929
Earnings from operations	$3,568	$418	$884	$4,870

2013
Product sales	$54,649	$5,748	$12,599	$72,996
Licensing revenues	594	-	-	594
Net sales	$55,243	$5,748	$12,599	$73,590
Earnings from operations	$3,732	$442	$514	$4,688

7.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Benefits earned during the period	$391	$385
Interest cost on projected benefit obligation	663	578
Expected return on plan assets	(573)	(519)
Net amortization and deferral	197	381
Net pension expense	$678	$825

8.	Stock-Based Compensation Plans

During the three months ended March 31, 2014, the Company recognized approximately $338,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2010 through 2013. During the three months ended March 31, 2013, the Company recognized approximately $316,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2009 through 2012.

The following table summarizes the Company’s stock option activity for the three month period ended March 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2013	1,260,866	$24.41
Exercised	(7,550)	$21.83
Forfeited or expired	-	$-
Outstanding at March 31, 2014	1,253,316	$24.42	3.5	$3,744,000
Exercisable at March 31, 2014	573,531	$22.39	1.9	$2,653,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the closing price of the Company's stock on March 31, 2014, the last trading day of the quarter, of $27.02 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$37	$1,055
Cash received from stock option exercises	$165	$2,499
Income tax benefit from the exercise of stock options	$14	$411

The following table summarizes the Company’s restricted stock award activity for three month period ended March 31, 2014:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2013	47,500	$25.86
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2014	47,500	$25.86	2.8	$1,283,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the closing price of the Company's stock on March 31, 2014, the last trading day of the quarter, of $27.02 multiplied by the number of non-vested restricted shares outstanding.

9.	Short-Term Borrowings

At March 31, 2014, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2014. The line of credit bears interest at LIBOR plus 0.75%. At March 31, 2014, outstanding borrowings were approximately $9 million at an interest rate of 0.90%. The highest balance on the line of credit during the quarter was $12 million.

10.	Contingent Consideration

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of The Combs Company (“Bogs”) related to the Company’s acquisition of Bogs in 2011. The estimate of contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first contingent payment was due in 2013 and was paid on March 28, 2013, in the amount of $1,270,000. The second payment is due in March 2016. In accordance with ASC 805, Business Combinations (“ASC 805”), the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Condensed Balance Sheets (Unaudited) was approximately $5.1 million as of March 31, 2014, and December 31, 2013. The balance was recorded within other long-term liabilities in the Consolidated Condensed Balance Sheets (Unaudited).

The following table summarizes the activity during 2014 related to the contingent payments as recorded in the Consolidated Statements of Earnings (dollars in thousands):

2014
Beginning balance	$5,064
Interest expense	13
Ending balance	$5,077

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

11.	Financial Instruments

At March 31, 2014, the Company’s majority-owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $6.8 million U.S. dollars at a price of approximately $7.6 million Australian dollars. During the first quarter of 2014, the Company also entered into forward exchange contracts to buy $8.0 million Canadian dollars at a price of approximately $7.2 million U.S. dollars. Based on quarter-end exchange rates, there were no significant gains or losses on the outstanding contracts.

12.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2014 and 2013, was as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net earnings	$3,250	$3,125
Foreign currency translation adjustments	84	(476)
Pension liability, net of tax of $77 and $148, respectively	120	233
Total comprehensive income	$3,454	$2,882

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Foreign currency translation adjustments	$(1,012)	$(934)
Pension liability, net of tax	(8,368)	(8,488)
Total accumulated other comprehensive loss	$(9,380)	$(9,422)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2014:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning Balance, December 31, 2013	$(934)	$(8,488)	$(9,422)
Other comprehensive loss before reclassifications	(78)	-	(78)
Amounts reclassified from accumulated other comprehensive loss	-	120	120
Net current period other comprehensive (loss) income	(78)	120	42
Ending Balance, March 31, 2014	$(1,012)	$(8,368)	$(9,380)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2014:

	Amounts reclassified from other accumulated comprehensive loss for the three months ended March 31, 2014	Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(28)	(1)
Actuarial losses	225	(1)
Total before tax	197
Tax benefit	(77)
Net of tax	$120

(1)	These amounts were included in the computation of net periodic pension cost. See Note 7 for additional details.

13.	Equity

A reconciliation of the Company’s equity for the three months ended March 31, 2014, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2013	$10,876	$31,729	$156,983	$(9,422)	$6,826

Net earnings	-	-	3,205	-	45
Foreign currency translation
adjustments	-	-	-	(78)	162
Pension liability adjustment,
net of tax	-	-	-	120	-
Cash dividends declared	-	-	(1,959)	-	-
Stock options exercised	8	157	-	-	-
Stock-based compensation
expense	-	338	-	-	-
Income tax benefit from
stock options exercised	-	14	-	-	-
Shares purchased and retired	(3)	-	(78)	-	-

Balance, March 31, 2014	$10,881	$32,238	$158,151	$(9,380)	$7,033

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 17 Company-owned retail stores and an internet business in the United States as of March 31, 2014. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2014 were $74.9 million, up 2% over last year’s first quarter net sales of $73.6 million. Earnings from operations increased 4% to $4.9 million this quarter, from $4.7 million in 2013. Consolidated net earnings attributable to Weyco Group, Inc. were flat at $3.2 million in the first quarters of 2014 and 2013. Diluted earnings per share were $0.29 for the three months ended March 31, 2014, compared to $0.30 per share in last year’s first quarter.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $1.5 million this quarter, compared to the same period last year. This increase was primarily due to higher sales of the BOGS, Florsheim and Nunn Bush brands.

Consolidated earnings from operations increased $182,000 for the quarter. Earnings from operations in the Company’s wholesale and retail segments were down slightly for the quarter, however, Florsheim Australia’s earnings from operations increased due to improved performance of its retail businesses.

Financial Position Highlights

At March 31, 2014, cash and marketable securities totaled $47.5 million and outstanding debt totaled $9.0 million. At December 31, 2013, cash and marketable securities totaled $46.2 million and outstanding debt totaled $12.0 million. The Company’s main source of cash for the first three months of 2014 was from operations. The Company’s main uses of cash during the three month period were for the purchase of marketable securities, payment of dividends, and payments on the revolving line of credit. The Company also had $300,000 of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,		%
	2014	2013	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$56,710	$55,243	3%
North American Retail	5,206	5,748	-9%
Other	13,013	12,599	3%
Total	$74,929	$73,590	2%

Earnings from Operations
North American Wholesale	$3,568	$3,732	-4%
North American Retail	418	442	-5%
Other	884	514	72%
Total	$4,870	$4,688	4%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2014 and 2013, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended March 31,		%
	2014	2013	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$17,761	$18,716	-5%
Nunn Bush	16,612	16,135	3%
Florsheim	12,998	12,487	4%
BOGS/Rafters	7,767	6,303	23%
Umi	923	1,008	-8%
Total North American Wholesale	$56,061	$54,649	3%
Licensing	649	594	9%
Total North American Wholesale Segment	$56,710	$55,243	3%

The decrease in Stacy Adams first quarter net sales was primarily due to lower sales with national shoe chains. Net sales of the Nunn Bush brand were up due to increased sales with national shoe chains. Florsheim’s net sales were up due to higher sales volumes with department stores, national shoe chains and internet retailers. The increase in BOGS/Rafters net sales was primarily due to higher sales volumes of BOGS winter boots as a result of the long, harsh winter. In the first quarter of 2014, BOGS net sales were up mainly with internet retailers.

Within the Company’s portfolio of brands, Stacy Adams and Umi are the brands most impacted by the timing of Easter. Easter was three weeks later in 2014 than in 2013, which caused Easter shipments to fall more in April this year versus March last year. As of the end of April 2014, Stacy Adams had already made up a significant portion of the year-to-date shortfall, and Umi had exceeded last year’s year-to-date shipments.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $3.6 million in the first quarter of 2014, compared to $3.7 million in 2013. Wholesale gross earnings were $17.2 million, or 30.4% of net sales, in the first quarter of 2014, compared with $17.1 million, or 31.0% of net sales, in last year’s first quarter. The decrease in gross earnings as a percent of net sales was partially due to the weaker Canadian dollar relative to the U.S. dollar in 2014.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs for the three-month periods ended March 31, 2014 and 2013, were $2.8 million and $2.9 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 24% in the first quarter of 2014 and 25% in the same period last year.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased $542,000, or 9%, in the first quarter of 2014, compared to the same period last year. There were six fewer domestic retail stores during the first quarter of 2014 than there were in last year’s first quarter, as the Company has been closing unprofitable stores. Same store sales, which include retail store sales and U.S. internet sales, were down 1% for the quarter.

Earnings from Operations

Earnings from operations in the North American retail segment decreased 5% to $418,000 in the first quarter of 2014, compared to $442,000 in the first quarter of 2013. Retail gross earnings were 65.2% of net sales in the first quarter of 2014, up from 65.0% of net sales in 2013. Selling and administrative expenses were flat at 57% of net sales in the first quarters of 2014 and 2013. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. The decrease in retail earnings from operations was primarily due to lower sales volumes.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. Net sales of the Company’s other businesses were $13.0 million in the first quarter of 2014, up 3% as compared to $12.6 million in 2013. The majority of the Company’s other net sales were generated by Florsheim Australia. For the quarter ended March 31, 2014, Florsheim Australia’s net sales were up 1% for the quarter; however, in local currency, its net sales were up 17%. This increase was due to higher sales volumes in both its retail businesses, where same store sales were up 19%, and its wholesale businesses, where sales were up 13%. The increase was only 1% in U.S. dollars due to the weaker Australian dollar relative to the U.S. dollar in 2014.

Collectively, the operating earnings of the Company’s other businesses were $884,000 this quarter, up 72% as compared to $514,000 in the first quarter of 2013. This increase was primarily due to improved performance of Florsheim Australia’s retail businesses.

Other income and expense and taxes

Interest income for the first quarter of 2014 was down approximately $123,000 compared to the first quarter of 2013, due to a lower average investment balance this year compared to last year. Interest expense was down $85,000 for the quarter, due to a lower average debt balance this year compared to last year.

The Company’s effective tax rate for the quarter ended March 31, 2014, was 35.0% as compared with 36.0% for the same period of 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $8.3 million of cash from operating activities during the first three months of 2014, compared to $3.7 million in the same period one year ago. The increase between years was primarily due to changes in operating assets and liabilities, and most significantly, in the accounts receivable, accrued liabilities and inventory balances.

The Company paid $3.9 million of cash dividends in the first quarter of 2014. No dividends were paid in the first quarter of 2013, as the Company accelerated the timing of those dividends into 2012 in anticipation of tax law changes effective January 1, 2013. The Company resumed its regular quarterly dividend payment schedule in the second quarter of 2013.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first quarter of 2014, the Company repurchased 3,282 shares at a total cost of $81,000. As of March 31, 2014, the Company had 625,193 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures were $300,000 in the first three months of 2014. Management estimates that annual capital expenditures for 2014 will be between $2 million and $3 million.

At March 31, 2014, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2014. The line of credit bears interest at LIBOR plus 0.75%. The Company repaid a net of $3 million on the line of credit during the first three months of 2014. At March 31, 2014, outstanding borrowings were approximately $9 million at an interest rate of approximately 0.90%. The highest balance on the line of credit during the quarter was $12 million.

The Company made a contingent consideration payment of $1,270,000 in the first quarter of 2013. The second contingent consideration payment is due in March 2016. See Note 10.

As of March 31, 2014, $3.6 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the quarter ended March 31, 2014, from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended March 31, 2014.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

1/1/2014 - 1/31/2014	-	$-	-	628,475

2/1/2014 - 2/28/2014	3,282	$24.93	3,282	625,193

3/1/2014 - 3/31/2014	-	$-	-	625,193

Total	3,282	$24.93	3,282

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

Dated: May 8, 2014

WEYCO GROUP, INC.

/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and
Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		☒

31.2	Certification of Chief Financial Officer		☒

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		☒

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith