Form 10-Q
period 2014-06-30
WEYCO GROUP INC
filed 2014-08-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐   No ☒

As of August 1, 2014, there were 10,822,329 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$11,222	$15,969
Marketable securities, at amortized cost	4,602	5,196
Accounts receivable, net	41,115	48,530
Accrued income tax receivable	3,016	1,055
Inventories	63,392	63,196
Prepaid expenses and other current assets	3,757	6,136
Total current assets	127,104	140,082

Marketable securities, at amortized cost	29,685	25,024
Property, plant and equipment, net	34,239	35,112
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,407	21,455
Total assets	$258,295	$267,533

LIABILITIES AND EQUITY:
Short-term borrowings	$10,820	$12,000
Accounts payable	6,410	13,956
Dividend payable	-	1,949
Accrued liabilities	9,599	10,902
Deferred income tax liabilities	1,371	849
Total current liabilities	28,200	39,656

Deferred income tax liabilities	1,953	1,993
Long-term pension liability	21,179	21,901
Other long-term liabilities	7,325	6,991

Equity:
Common stock	10,860	10,876
Capital in excess of par value	33,018	31,729
Reinvested earnings	157,171	156,983
Accumulated other comprehensive loss	(8,814)	(9,422)
Total Weyco Group, Inc. equity	192,235	190,166
Noncontrolling interest	7,403	6,826
Total equity	199,638	196,992
Total liabilities and equity	$258,295	$267,533

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Net sales	$62,863	$65,041	$137,792	$138,631
Cost of sales	38,646	40,343	86,211	86,234
Gross earnings	24,217	24,698	51,581	52,397

Selling and administrative expenses	20,830	21,018	43,324	44,029
Earnings from operations	3,387	3,680	8,257	8,368

Interest income	306	386	595	798
Interest expense	(29)	(112)	(71)	(239)
Other income (expense), net	75	(538)	(40)	(627)

Earnings before provision for income taxes	3,739	3,416	8,741	8,300

Provision for income taxes	1,238	1,151	2,990	2,910

Net earnings	2,501	2,265	5,751	5,390

Net earnings (loss) attributable to noncontrolling interest	294	60	339	(15)

Net earnings attributable to Weyco Group, Inc.	$2,207	$2,205	$5,412	$5,405

Weighted average shares outstanding
Basic	10,822	10,763	10,827	10,762
Diluted	10,907	10,813	10,919	10,824

Earnings per share
Basic	$0.20	$0.20	$0.50	$0.50
Diluted	$0.20	$0.20	$0.50	$0.50

Cash dividends declared (per share)	$0.19	$0.18	$0.37	$0.18

Comprehensive income	$3,143	$982	$6,597	$3,864

Comprehensive income (loss) attributable to noncontrolling interest	370	(533)	577	(680)

Comprehensive income attributable to Weyco Group, Inc.	$2,773	$1,515	$6,020	$4,544

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,751	$5,390
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,888	1,985
Amortization	151	171
Bad debt expense	152	87
Deferred income taxes	344	(727)
Net foreign currency transaction (gains) losses	(4)	580
Stock-based compensation	676	633
Pension contribution	(1,300)	(110)
Pension expense	1,106	1,796
Increase in cash surrender value of life insurance	(115)	(115)
Changes in operating assets and liabilities -
Accounts receivable	7,236	6,278
Inventories	(143)	12,960
Prepaid expenses and other assets	2,514	99
Accounts payable	(7,541)	(6,628)
Accrued liabilities and other	(998)	(5,004)
Accrued income taxes	(1,953)	(1,493)
Net cash provided by operating activities	7,764	15,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(7,427)	(12)
Proceeds from maturities of marketable securities	3,382	6,308
Life insurance premiums paid	(155)	(155)
Investment in real estate	-	(3,206)
Purchases of property, plant and equipment	(725)	(1,125)
Net cash (used for) provided by investing activities	(4,925)	1,810

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(5,954)	-
Shares purchased and retired	(1,249)	(4,623)
Proceeds from stock options exercised	608	2,828
Payment of contingent consideration	-	(1,270)
Proceeds from bank borrowings	33,999	2,000
Repayments of bank borrowings	(35,179)	(27,000)
Income tax benefits from stock-based compensation	37	455
Net cash used for financing activities	(7,738)	(27,610)

Effect of exchange rate changes on cash and cash equivalents	152	(342)

Net decrease in cash and cash equivalents	$(4,747)	$(10,240)

CASH AND CASH EQUIVALENTS at beginning of period	15,969	17,288

CASH AND CASH EQUIVALENTS at end of period	$11,222	$7,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,498	$4,527
Interest paid	$46	$206

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$2,207	$2,205	$5,412	$5,405

Denominator:
Basic weighted average shares outstanding	10,822	10,763	10,827	10,762
Effect of dilutive securities:
Employee stock-based awards	85	50	92	62
Diluted weighted average shares outstanding	10,907	10,813	10,919	10,824

Basic earnings per share	$0.20	$0.20	$0.50	$0.50

Diluted earnings per share	$0.20	$0.20	$0.50	$0.50

Diluted weighted average shares outstanding for the three and six months ended June 30, 2014, exclude anti-dilutive stock options totaling 330,200 shares of common stock at a weighted average price of $28.50. Diluted weighted average shares outstanding for the three and six months ended June 30, 2013, exclude anti-dilutive stock options totaling 773,150 shares of common stock at a weighted average price of $24.99.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all security investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of June 30, 2014, and December 31, 2013.

	June 30, 2014		December 31, 2013
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$4,602	$4,635	$5,196	$5,264
Due from one through five years	17,228	18,158	17,636	18,527
Due from six through ten years	11,341	11,751	7,388	7,777
Due from eleven through twenty years	1,116	1,121	-	-
Total	$34,287	$35,665	$30,220	$31,568

The unrealized gains and losses on investment securities at June 30, 2014, and at December 31, 2013, were as follows:

	June 30, 2014		December 31, 2013
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,385	$(7)	$1,348	$-

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2014, and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of June 30, 2014:

		June 30, 2014
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(133)	$67
Customer relationships	15	3,500	(778)	2,722
Total amortizable intangible assets		$3,700	$(911)	$2,789

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six months ended June 30, 2014 and 2013, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2014
Product sales	$44,106	$5,276	$12,834	$62,216
Licensing revenues	647	-	-	647
Net sales	$44,753	$5,276	$12,834	$62,863
Earnings from operations	$1,739	$563	$1,085	$3,387

2013
Product sales	$46,858	$5,383	$12,174	$64,415
Licensing revenues	626	-	-	626
Net sales	$47,484	$5,383	$12,174	$65,041
Earnings from operations	$2,179	$584	$917	$3,680

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2014
Product sales	$100,167	$10,482	$25,847	$136,496
Licensing revenues	1,296	-	-	1,296
Net sales	$101,463	$10,482	$25,847	$137,792
Earnings from operations	$5,308	$980	$1,969	$8,257

2013
Product sales	$101,507	$11,131	$24,773	$137,411
Licensing revenues	1,220	-	-	1,220
Net sales	$102,727	$11,131	$24,773	$138,631
Earnings from operations	$5,911	$1,026	$1,431	$8,368

6.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Benefits earned during the period	$240	$447	$631	$832
Interest cost on projected benefit obligation	630	608	1,292	1,186
Expected return on plan assets	(598)	(525)	(1,171)	(1,044)
Net amortization and deferral	156	441	354	822
Net pension expense	$428	$971	$1,106	$1,796

7.	Stock-Based Compensation Plans

During the three and six months ended June 30, 2014, the Company recognized approximately $338,000 and $676,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2010 through 2013. During the three and six months ended June 30, 2013, the Company recognized approximately $317,000 and $633,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2009 through 2012.

The following table summarizes the stock option activity under the Company’s plans for the six-month period ended June 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2013	1,260,866	$24.41
Issued	-	$-
Exercised	(31,875)	$19.08
Forfeited or expired	(4,450)	$25.55
Outstanding at June 30, 2014	1,224,541	$24.54	3.3	$3,870,000
Exercisable at June 30, 2014	549,206	$22.58	1.8	$2,653,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 30, 2014, the last trading day of the quarter, of $27.41 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option activity for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$59	$111	$96	$1,166
Cash received from stock option exercises	$443	$329	$608	$2,828
Income tax benefit from the exercise of stock options	$24	$44	$37	$455

The following table summarizes the Company’s restricted stock award activity for six-month period ended June 30, 2014:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2013	47,500	$25.86
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2014	47,500	$25.86	2.5	$1,302,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on June 30, 2014, the last trading day of the quarter, of $27.41 multiplied by the number of non-vested restricted shares outstanding.

8.	Short-Term Borrowings

At June 30, 2014, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2014. The line of credit bears interest at LIBOR plus 0.75%. At June 30, 2014, outstanding borrowings were approximately $10.8 million at an interest rate of 0.90%. The highest balance on the line of credit during the quarter was approximately $12.2 million.

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

The Company’s estimate of the fair value of the contingent payments as recorded in the Consolidated Condensed Balance Sheets (Unaudited) was approximately $5.1 million as of June 30, 2014, and December 31, 2013. The balance was recorded within other long-term liabilities in the Consolidated Condensed Balance Sheets (Unaudited).

The following table summarizes the activity during 2014 related to the contingent payments as recorded in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited) (dollars in thousands):

2014
Beginning balance, December 31, 2013	$5,064
Interest expense	26
Ending balance, June 30, 2014	$5,090

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

10.	Financial Instruments

At June 30, 2014, the Company had forward exchange contracts outstanding to sell $14.0 million Canadian dollars at a price of approximately $12.6 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $6.6 million U.S. dollars at a price of approximately $7.3 million Australian dollars. Based on quarter-end exchange rates, there were no significant gains or losses on the outstanding contracts.

11.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2014 and 2013, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net earnings	$2,501	$2,265	$5,751	$5,390
Foreign currency translation adjustments	546	(1,551)	630	(2,027)
Pension liability, net of tax of $61, $172, $138, and $320, respectively	96	268	216	501
Total comprehensive income	$3,143	$982	$6,597	$3,864

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Foreign currency translation adjustments	$(542)	$(934)
Pension liability, net of tax	(8,272)	(8,488)
Total accumulated other comprehensive loss	$(8,814)	$(9,422)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the six months ended June 30, 2014:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning Balance, December 31, 2013	$(934)	$(8,488)	$(9,422)
Other comprehensive income before reclassifications	392	-	392
Amounts reclassified from accumulated other comprehensive loss	-	216	216
Net current period other comprehensive income	392	216	608
Ending Balance, June 30, 2014	$(542)	$(8,272)	$(8,814)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the six months ended June 30, 2014:

	Amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2014	Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(55)	(1)
Actuarial losses	409	(1)
Total before tax	354
Tax benefit	(138)
Net of tax	$216

(1)	These amounts were included in the computation of net periodic pension cost. See Note 7 for additional details.

12.	Equity

A reconciliation of the Company’s equity for the six months ended June 30, 2014, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2013	$10,876	$31,729	$156,983	$(9,422)	$6,826

Net earnings	-	-	5,412	-	339
Foreign currency translation adjustments	-	-	-	392	238
Pension liability adjustment, net of tax	-	-	-	216	-
Cash dividends declared	-	-	(4,023)	-	-
Stock options exercised	32	576	-	-	-
Stock-based compensation expense	-	676	-	-	-
Income tax benefit from stock options exercised	-	37	-	-	-
Shares purchased and retired	(48)	-	(1,201)	-	-

Balance, June 30, 2014	$10,860	$33,018	$157,171	$(8,814)	$7,403

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 17 Company-owned retail stores in the United States and an internet business as of June 30, 2014. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Second Quarter Highlights

Consolidated net sales for the second quarter of 2014 were $62.9 million, down 3% from last year’s second quarter net sales of $65.0 million. Earnings from operations were $3.4 million this quarter, a decrease of 8% compared to $3.7 million in 2013. Consolidated net earnings attributable to Weyco Group, Inc. and diluted earnings per share were flat at $2.2 million and $0.20 per share, respectively, for the second quarters of both 2014 and 2013.

The majority of the decrease in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales decreased $2.7 million this quarter, compared to the same period last year. This decrease was primarily due to lower sales of the Nunn Bush and Florsheim brands, partially offset by higher sales of the BOGS brand.

Consolidated earnings from operations decreased $300,000 for the quarter. Earnings from operations in the Company’s wholesale and retail segments were down for the quarter, however, Florsheim Australia’s earnings from operations increased due to improved performance of its retail businesses.

Year-to-Date Highlights

Consolidated net sales for the first half of 2014 were $137.8 million, down 1% from net sales of $138.6 million in the first half of 2013. Earnings from operations were $8.3 million in the first six months of 2014, a decrease of 1% as compared to $8.4 million in 2013. Consolidated net earnings attributable to Weyco Group, Inc. and diluted earnings per share were flat at $5.4 million and $0.50 per share, respectively, for the six month periods ended June 30, 2014 and 2013.

The majority of the decrease in consolidated net sales for the six months ended June 30, 2014, came from Company’s wholesale segment. Wholesale net sales decreased $1.3 million in the first six months of 2014, compared to the same period last year. This decrease was primarily due to lower sales of the Nunn Bush, Stacy Adams and Florsheim brands, partially offset by higher sales of the BOGS brand.

Consolidated earnings from operations decreased $100,000 for the six months ended June 30, 2014. Earnings from operations in the Company’s wholesale and retail segments were down for the year-to-date period, however, Florsheim Australia’s earnings from operations increased due to improved performance of its retail businesses.

Financial Position Highlights

At June 30, 2014, cash and marketable securities totaled $45.5 million and outstanding debt totaled $10.8 million. At December 31, 2013, cash and marketable securities totaled $46.2 million and outstanding debt totaled $12.0 million. The Company’s main source of cash for the first six months of 2014 was from operations. The Company’s main uses of cash during the year-to-date period were for payments of cash dividends and purchases of marketable securities.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$44,753	$47,484	-6%	$101,463	$102,727	-1%
North American Retail	5,276	5,383	-2%	10,482	11,131	-6%
Other	12,834	12,174	5%	25,847	24,773	4%
Total	$62,863	$65,041	-3%	$137,792	$138,631	-1%

Earnings from Operations
North American Wholesale	$1,739	$2,179	-20%	$5,308	$5,911	-10%
North American Retail	563	584	-4%	980	1,026	-4%
Other	1,085	917	18%	1,969	1,431	38%
Total	$3,387	$3,680	-8%	$8,257	$8,368	-1%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2014 and 2013, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$13,498	$13,484	0%	$31,259	$32,200	-3%
Nunn Bush	14,112	17,132	-18%	30,724	33,267	-8%
Florsheim	11,436	12,406	-8%	24,434	24,893	-2%
BOGS/Rafters	4,405	3,245	36%	12,172	9,548	27%
Umi	655	591	11%	1,578	1,599	-1%
Total North American Wholesale	$44,106	$46,858	-6%	$100,167	$101,507	-1%
Licensing	647	626	3%	1,296	1,220	6%
Total North American Wholesale Segment	$44,753	$47,484		$101,463	$102,727

Stacy Adams year-to-date net sales were down due mainly to lower sales volumes with department stores and national shoe chains. The decreases in Nunn Bush and Florsheim second quarter and year-to-date net sales were primarily due to lower sales volumes with department stores and off-price retailers. BOGS net sales for the quarter and year-to-date periods were up across all major distribution categories. In general, BOGS first quarter sales increased due to higher sales of winter boots and BOGS second quarter sales were up due to higher sales of rain boots. Based on increased backlogs as of June 30, 2014 compared to the same date last year, management is anticipating continued growth in sales of BOGS products during the second half of 2014.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $1.7 million in the second quarter of 2014, compared to $2.2 million in the second quarter of 2013. Wholesale gross earnings were $13.6 million, or 30.5% of net sales, in the second quarter of 2014, compared to $14.2 million, or 29.9% of net sales, in last year’s second quarter. The decrease in wholesale earnings from operations for the quarter ended June 30, 2014, was due to lower sales partially offset by higher gross margins.

For the six months ended June 30, 2014, earnings from operations for the wholesale segment were $5.3 million, down from $5.9 million in the same period last year. Wholesale gross earnings were $30.9 million, or 30.4% of net sales, for the six months ended June 30, 2014, compared to $31.3 million, or 30.5% of net sales, in the same period last year. The decrease in wholesale earnings from operations for the year-to-date period was mainly due to lower sales.

The Company’s gross margins for the wholesale segment improved in the second quarter, and were relatively flat for the year-to-date period, compared to the same periods last year. The Company continues to face upward cost pressures, primarily due to increasing labor and material prices, however, the Company has selectively raised its wholesale prices to offset the effect of these increasing costs. Overall, the Company expects wholesale gross margins to remain flat or slightly improve in the second half of 2014.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.6 million for each of the three month periods ended June 30, 2014 and 2013. For the six month periods ended June 30, 2014 and 2013, distribution costs were $5.4 million and $5.5 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 27% this quarter compared with 26% in the same quarter last year. For the six months ended June 30, wholesale selling and administrative expenses were 26% of net sales in 2014 and 25% of net sales in 2013.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased $107,000, or 2%, in the second quarter of 2014, compared to the second quarter of 2013 and decreased $649,000, or 6%, for the six months ended June 30, 2014, compared to the same period last year. There were two fewer domestic retail stores at June 30, 2014, than at June 30, 2013, as the Company has been closing unprofitable stores. Same store sales were up 4% for the quarter and 2% for the first half of 2014, as compared to the same periods in 2013, due mainly to increases in the Company’s internet business.

Earnings from Operations

Retail earnings from operations decreased by $21,000 and $46,000 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Gross earnings as a percent of net sales were flat at 65.4% in the second quarters of 2014 and 2013. For the six months ended June 30, retail gross earnings as a percent of net sales were 65.3% in 2014, compared to 65.2% in 2013.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were flat at 55% and 56%, respectively, for the three and six month periods ended June 30, 2014, compared to the same periods last year.

Other

The Company’s other net sales were $12.8 million in the second quarter of 2014, up 5% as compared to $12.2 million in 2013. The majority of the Company’s other net sales are generated by Florsheim Australia. Florsheim Australia’s net sales were up 3% for the quarter; however, in local currency, its net sales were up 10%. This increase was primarily due to higher sales volumes in its retail businesses, where same store sales were up 17% for the quarter. The increase was only 3% in U.S. dollars due to the weaker Australian dollar relative to the U.S. dollar in 2014. Florsheim Europe’s net sales were up 26% for the quarter due to higher wholesale sales.

For the six months ended June 30, 2014, other net sales increased 4% to $25.8 million, from $24.8 million in the same period last year. This increase was primarily due to higher net sales in Florsheim Europe’s wholesale business, where sales were up 15%, and at Florsheim Australia, where sales were up 2% for the year-to-date period. In local currency, Florsheim Australia’s net sales were up 13% for the first six months of 2014, due to higher sales volumes in both its retail businesses, where same store sales were up 18%, and its wholesale businesses, where sales were up 6%. The increase in Florsheim Australia’s net sales was only 2% in U.S. dollars due to the weaker Australian dollar relative to the U.S. dollar in 2014.

Collectively, the operating earnings of the Company’s other businesses were $1.1 million this quarter, up 18% as compared to $917,000 in the second quarter of 2013. This increase was primarily due to increased sales. For the six months ended June 30, 2014, operating earnings of the Company’s other businesses were $2.0 million, up 38% as compared to $1.4 million in the same period last year. This increase was primarily due to increased sales and lower selling and administrative expenses.

Other income and expense and taxes

Interest income for the quarter and six months ended June 30, 2014, was down approximately $80,000 and $203,000, respectively, compared to the same periods last year, due to lower average investment balances this year compared to last year. Interest expense for the three and six months ended June 30, 2014, was down approximately $83,000 and $168,000, respectively, compared to the same periods in 2013, due to lower average debt balances this year compared to last year.

Other income (expense) improved by approximately $613,000 and $587,000, respectively, for the quarter and six months ended June 30, 2014, compared to the same periods last year. Last year’s other expense included foreign exchange losses resulting from the revaluation of intercompany loans between the Company’s North American wholesale segment and Florsheim Australia. This year the Australian dollar has stabilized against the U.S. dollar, which resulted in insignificant foreign exchange gains.

The Company’s effective tax rate for the quarter ended June 30, 2014, was 33% as compared to 34% for the same period in 2013. The effective tax rate for the six months ended June 30 was 34% in 2014 and 35% in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and revolving line of credit. During the first six months of 2014, the Company generated $7.8 million of cash from operating activities compared with $15.9 million in the same period of 2013. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory. The Company has been increasing its BOGS inventory levels in order to accommodate expected sales growth in the second half of 2014. The third and fourth quarters constitute the main selling season for BOGS products.

The Company paid $6.0 million of cash dividends in the first six months of 2014. No dividends were paid in the first half of 2013, as the Company accelerated the timing of two quarterly dividend payments into 2012. In addition, the dividends declared in the second quarter of 2014 were paid out on June 30, 2014. The dividends declared in the second quarter of 2013 were paid out on July 1, 2013.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first half of 2014, the Company repurchased 48,224 shares at a total cost of $1.2 million. As of June 30, 2014, the Company had 580,251 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $725,000 in the first six months of 2014. Management estimates that annual capital expenditures for 2014 will be between $1.5 million and $2.5 million.

At June 30, 2014, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2014. The line of credit bears interest at LIBOR plus 0.75%. The Company repaid a net of $1.2 million on the line of credit during the first six months of 2014. At June 30, 2014, outstanding borrowings were $10.8 million at an interest rate of 0.90%. The highest balance on the line of credit during the quarter was approximately $12.2 million.

The Company made a contingent consideration payment of $1,270,000 in the first quarter of 2013. A second contingent consideration payment is due to the former shareholders of Bogs in March 2016. See Note 10 of the accompanying consolidated condensed financial statements.

At June 30, 2014, approximately $3.0 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the six months ended June 30, 2014, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three-month period ended June 30, 2014.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

4/1/2014 - 4/30/2014	310	$25.03	310	624,883

5/1/2014 - 5/31/2014	32,615	$25.71	32,615	592,268

6/1/2014 - 6/30/2014	12,017	$26.68	12,017	580,251

Total	44,942	$25.97	44,942

(1)	In April 1998, the Company's Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 5,500,000 shares.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 7, 2014	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X