Form 10-Q
period 2014-09-30
WEYCO GROUP INC
filed 2014-11-06
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

As of October 31, 2014, there were 10,778,001 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$11,728	$15,969
Marketable securities, at amortized cost	4,119	5,196
Accounts receivable, net	63,016	48,530
Accrued income tax receivable	22	1,055
Inventories	64,154	63,196
Prepaid expenses and other current assets	4,834	6,136
Total current assets	147,873	140,082

Marketable securities, at amortized cost	26,523	25,024
Property, plant and equipment, net	34,062	35,112
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,340	21,455
Total assets	$275,658	$267,533

LIABILITIES AND EQUITY:
Short-term borrowings	$24,287	$12,000
Accounts payable	8,359	13,956
Dividend payable	-	1,949
Accrued liabilities	11,152	10,902
Deferred income tax liabilities	1,171	849
Total current liabilities	44,969	39,656

Deferred income tax liabilities	1,834	1,993
Long-term pension liability	21,468	21,901
Other long-term liabilities	7,488	6,991

Equity:
Common stock	10,806	10,876
Capital in excess of par value	34,003	31,729
Reinvested earnings	157,989	156,983
Accumulated other comprehensive loss	(9,764)	(9,422)
Total Weyco Group, Inc. equity	193,034	190,166
Noncontrolling interest	6,865	6,826
Total equity	199,899	196,992
Total liabilities and equity	$275,658	$267,533

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)

Net sales	$87,425	$83,108	$225,217	$221,739
Cost of sales	55,004	51,529	141,215	137,763
Gross earnings	32,421	31,579	84,002	83,976

Selling and administrative expenses	23,402	22,993	66,726	67,022
Earnings from operations	9,019	8,586	17,276	16,954

Interest income	297	346	892	1,144
Interest expense	(52)	(75)	(123)	(314)
Other expense, net	(221)	(123)	(261)	(750)

Earnings before provision for income taxes	9,043	8,734	17,784	17,034

Provision for income taxes	3,498	3,133	6,488	6,043

Net earnings	5,545	5,601	11,296	10,991

Net earnings attributable to noncontrolling interest	27	209	366	194

Net earnings attributable to Weyco Group, Inc.	$5,518	$5,392	$10,930	$10,797

Weighted average shares outstanding
Basic	10,775	10,786	10,810	10,770
Diluted	10,870	10,873	10,902	10,840

Earnings per share
Basic	$0.51	$0.50	$1.01	$1.00
Diluted	$0.51	$0.50	$1.00	$1.00

Cash dividends declared (per share)	$0.19	$0.18	$0.56	$0.36

Comprehensive income	$4,226	$6,340	$10,823	$10,204

Comprehensive (loss) income attributable to noncontrolling interest	(342)	268	235	(412)

Comprehensive income attributable to Weyco Group, Inc.	$4,568	$6,072	$10,588	$10,616

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,296	$10,991
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities -
Depreciation	2,775	2,967
Amortization	263	280
Bad debt expense	195	121
Deferred income taxes	(47)	(945)
Net foreign currency transaction losses	174	425
Stock-based compensation	1,046	948
Pension contribution	(1,300)	(1,282)
Pension expense	1,659	2,766
Other-than-temporary investment impairment	-	200
Increase in cash surrender value of life insurance	(250)	(250)
Changes in operating assets and liabilities -
Accounts receivable	(14,702)	(13,267)
Inventories	(1,039)	12,648
Prepaid expenses and other assets	1,556	3,303
Accounts payable	(5,594)	(4,451)
Accrued liabilities and other	(418)	(2,144)
Accrued income taxes	1,010	1,563
Net cash (used for) provided by operating activities	(3,376)	13,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(7,427)	(22)
Proceeds from maturities of marketable securities	7,001	9,833
Life insurance premiums paid	(155)	(155)
Investment in real estate	-	(3,206)
Purchase of property, plant and equipment	(1,908)	(1,912)
Net cash (used for) provided by investing activities	(2,489)	4,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,999)	(3,881)
Shares purchased and retired	(3,996)	(4,623)
Proceeds from stock options exercised	1,226	3,558
Payment of contingent consideration	-	(1,270)
Proceeds from bank borrowings	70,757	11,000
Repayments of bank borrowings	(58,470)	(31,000)
Income tax benefits from stock-based compensation	85	514
Net cash provided by (used for) financing activities	1,603	(25,702)

Effect of exchange rate changes on cash and cash equivalents	21	(247)

Net decrease in cash and cash equivalents	$(4,241)	$(7,538)

CASH AND CASH EQUIVALENTS at beginning of period	15,969	17,288

CASH AND CASH EQUIVALENTS at end of period	$11,728	$9,750

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,501	$4,784
Interest paid	$84	$266

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results for the full year.

2.	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as codified in Accounting Standards Codification 606. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this update require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

3.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$5,518	$5,392	$10,930	$10,797

Denominator:
Basic weighted average shares outstanding	10,775	10,786	10,810	10,770
Effect of dilutive securities:
Employee stock-based awards	95	87	92	70
Diluted weighted average shares outstanding	10,870	10,873	10,902	10,840

Basic earnings per share	$0.51	$0.50	$1.01	$1.00

Diluted earnings per share	$0.51	$0.50	$1.00	$1.00

Diluted weighted average shares outstanding for the three and nine months ended September 30, 2014, exclude anti-dilutive unvested restricted stock and outstanding stock options totaling 681,600 shares of common stock at a weighted average price of $27.74. Diluted weighted average shares outstanding for the three and nine months ended September 30, 2013, exclude anti-dilutive stock options totaling 218,075 shares of common stock at a weighted average price of $27.50.

4.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”), as the Company has the intent and ability to hold all security investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of as of September 30, 2014, and December 31, 2013.

	September 30, 2014		December 31, 2013
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$4,119	$4,192	$5,196	$5,264
Due from one through five years	15,413	16,315	17,636	18,527
Due from six through ten years	10,367	10,773	7,388	7,777
Due from eleven through twenty years	743	749	-	-
Total	$30,642	$32,029	$30,220	$31,568

The unrealized gains and losses on investment securities at September 30, 2014, and at December 31, 2013, were as follows:

	September 30, 2014		December 31, 2013
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,388	$(1)	$1,348	$-

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2014, and determined that no other-than-temporary market value impairment exists.

5.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of September 30, 2014:

		September 30, 2014
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(143)	$57
Customer relationships	15	3,500	(836)	2,664
Total amortizable intangible assets		$3,700	$(979)	$2,721

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine months ended September 30, 2014 and 2013, was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2014
Product sales	$67,354	$5,357	$14,001	$86,712
Licensing revenues	713	-	-	713
Net sales	$68,067	$5,357	$14,001	$87,425
Earnings from operations	$7,445	$638	$936	$9,019

2013
Product sales	$63,914	$5,232	$13,124	$82,270
Licensing revenues	838	-	-	838
Net sales	$64,752	$5,232	$13,124	$83,108
Earnings from operations	$7,073	$512	$1,001	$8,586

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2014
Product sales	$167,521	$15,839	$39,848	$223,208
Licensing revenues	2,009	-	-	2,009
Net sales	$169,530	$15,839	$39,848	$225,217
Earnings from operations	$12,752	$1,619	$2,905	$17,276

2013
Product sales	$165,421	$16,363	$37,897	$219,681
Licensing revenues	2,058	-	-	2,058
Net sales	$167,479	$16,363	$37,897	$221,739
Earnings from operations	$12,984	$1,538	$2,432	$16,954

7.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Benefits earned during the period	$316	$447	$947	$1,279
Interest cost on projected benefit obligation	647	608	1,939	1,794
Expected return on plan assets	(586)	(525)	(1,757)	(1,569)
Net amortization and deferral	176	440	530	1,262
Net pension expense	$553	$970	$1,659	$2,766

The Company made $1.3 million in pension contributions during the nine months ended September 30, 2014. No additional cash contributions are expected for the remainder of 2014.

8.	Stock-Based Compensation Plans

During the three and nine months ended September 30, 2014, the Company recognized approximately $370,000 and $1,046,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2010 through 2014. During the three and nine months ended September 30, 2013, the Company recognized approximately $315,000 and $948,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2009 through 2012.

The following table summarizes the stock option activity under the Company’s plans for the nine-month period ended September 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2013	1,260,866	$24.41
Granted	331,600	$27.04
Exercised	(59,100)	$20.74
Forfeited or expired	(11,800)	$25.49
Outstanding at September 30, 2014	1,521,566	$25.11	3.7	$1,742,000
Exercisable at September 30, 2014	519,981	$22.57	1.5	$1,321,000

*	The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on September 30, 2014, the last trading day of the quarter, of $25.11 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option activity for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$146	$151	$242	$1,317
Cash received from stock option exercises	$618	$730	$1,226	$3,558
Income tax benefit from the exercise of stock options	$48	$59	$85	$514

The following table summarizes the Company’s restricted stock award activity for the nine-month period ended September 30, 2014:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2013	47,500	$25.86
Issued	24,400	27.04
Vested	-	-
Forfeited	-	-
Non-vested at September 30, 2014	71,900	$26.26	2.8	$1,805,000

*	The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on September 30, 2014, the last trading day of the quarter, of $25.11 multiplied by the number of non-vested restricted shares outstanding.

9.	Short-Term Borrowings

At September 30, 2014, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2014. The line of credit bears interest at LIBOR plus 0.75%. At September 30, 2014, outstanding borrowings were approximately $24.3 million at an interest rate of 0.90%. The highest balance on the line of credit during the quarter was approximately $24.3 million. The line of credit agreement was set to expire on November 5, 2014, but was renewed for another term that expires on November 5, 2015, on the same terms as the prior agreement.

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

The Company’s estimate of the fair value of the contingent payments was approximately $5.1 million as of September 30, 2014, and December 31, 2013. The balance was recorded within other long-term liabilities in the Consolidated Condensed Balance Sheets (Unaudited).

The following table summarizes the activity during 2014 related to the contingent payments as recorded in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited) (dollars in thousands):

2014
Beginning balance, December 31, 2013	$5,064
Interest expense	38
Ending balance, September 30, 2014	$5,102

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

11.	Financial Instruments

At September 30, 2014, the Company had forward exchange contracts outstanding to sell $13.0 million Canadian dollars at a price of approximately $11.8 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $4.4 million U.S. dollars at a price of approximately $4.9 million Australian dollars. Based on quarter-end exchange rates, the Company recorded gains of approximately $200,000 related to the Australian contracts and there were no significant gains or losses on the Canadian contracts.

The Company determines the fair value of forward exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable inputs in markets that are not active and thus represent a level 2 valuation as defined by ASC 820.

12.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2014 and 2013, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net earnings	$5,545	$5,601	$11,296	$10,991
Foreign currency translation adjustments	(1,426)	470	(796)	(1,557)
Pension liability, net of tax of $69, $172, $207, and $492, respectively	107	269	323	770
Total comprehensive income	$4,226	$6,340	$10,823	$10,204

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Foreign currency translation adjustments	$(1,599)	$(934)
Pension liability, net of tax	(8,165)	(8,488)
Total accumulated other comprehensive loss	$(9,764)	$(9,422)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the nine months ended September 30, 2014:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2013	$(934)	$(8,488)	$(9,422)
Other comprehensive income before reclassifications	(665)	-	(665)
Amounts reclassified from accumulated other comprehensive loss	-	323	323
Net current period other comprehensive income	(665)	323	(342)
Ending balance, September 30, 2014	$(1,599)	$(8,165)	$(9,764)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the nine months ended September 30, 2014:

	Amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2014	Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(84)	(1)
Actuarial losses	614	(1)
Total before tax	530
Tax benefit	(207)
Net of tax	$323

(1)	These amounts were included in the computation of net periodic pension cost. See Note 7 for additional details.

13.	Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2014, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2013	$10,876	$31,729	$156,983	$(9,422)	$6,826

Net earnings	-	-	10,930	-	366
Foreign currency translation adjustments	-	-	-	(665)	(131)
Pension liability adjustment, net of tax	-	-	-	323	-
Cash dividends declared	-	-	(6,081)	-	-
Cash dividends declared to noncontrolling interest	-	-	-	-	(196)
Stock options exercised	59	1,167	-	-	-
Issuance of restricted stock	24	(24)
Stock-based compensation expense	-	1,046	-	-	-
Income tax benefit from stock options exercised	-	85	-	-	-
Shares purchased and retired	(153)	-	(3,843)	-	-

Balance, September 30, 2014	$10,806	$34,003	$157,989	$(9,764)	$6,865

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 17 Company-owned retail stores and an internet business in the United States as of September 30, 2014. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Third Quarter Highlights

Consolidated net sales for the third quarter of 2014 were $87.4 million, up 5% over last year’s third quarter net sales of $83.1 million. Earnings from operations increased 5% to $9.0 million this quarter, from $8.6 million in 2013. Consolidated net earnings attributable to Weyco Group, Inc. were $5.5 million in 2014, up 2% as compared to $5.4 million in 2013. Diluted earnings per share increased to $0.51 per share in the third quarter of 2014, from $0.50 per share in the third quarter of 2013.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased approximately $3.3 million this quarter, compared to the same period last year. This increase was primarily due to higher sales of the BOGS and Stacy Adams brands, partially offset by decreased sales of the Company’s other brands.

Consolidated earnings from operations were up approximately $400,000 for the quarter, compared to the same period last year, primarily due to the increase in wholesale net sales.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2014 were $225.2 million, up 2% over last year’s year-to-date net sales of $221.7 million. Earnings from operations increased 2% to $17.3 million in the first nine months of 2014, from $17.0 million in 2013. Consolidated net earnings attributable to Weyco Group, Inc. for the nine months ended September 30, 2014, were $10.9 million, up 1% as compared to $10.8 million last year. Diluted earnings per share were flat at $1.00 per share for each of the nine month periods ended September 30, 2014 and 2013.

Approximately half of the increase in consolidated net sales for the nine months ended September 30, 2014, came from the Company’s wholesale segment. Wholesale net sales increased $2.1 million in the first nine months of 2014, compared to the same period last year. This increase was primarily due to higher sales of the BOGS brand, partially offset by lower sales of the Nunn Bush and Florsheim brands. Florsheim Australia’s net sales were also up for the first nine months of this year, due to higher net sales in both its wholesale and retail businesses.

Consolidated earnings from operations were up approximately $300,000 for the nine months ended September 30, 2014, compared to the same period last year. Earnings from operations in the Company’s wholesale segment were down slightly for the year-to-date period. This decrease was primarily due to lower gross margins in the Company’s Canadian business, caused by the weakening of the Canadian dollar relative to the U.S. dollar in 2014. Florsheim Australia’s earnings from operations were up for the year-to-date period, mainly due to improved performance of its wholesale businesses.

Financial Position Highlights

At September 30, 2014, cash and marketable securities totaled $42.4 million and outstanding debt totaled $24.3 million. At December 31, 2013, cash and marketable securities totaled $46.2 million and outstanding debt totaled $12.0 million. During the first nine months of 2014, the Company drew down $12.3 million on its revolving line of credit and received $1.2 million from stock option exercises. The Company paid dividends of $8.0 million, spent $4.0 million on purchases of Company stock, and its operations resulted in a net $3.4 million use of cash. The Company also had $1.9 million of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$68,067	$64,752	5%	$169,530	$167,479	1%
North American Retail	5,357	5,232	2%	15,839	16,363	-3%
Other	14,001	13,124	7%	39,848	37,897	5%
Total	$87,425	$83,108	5%	$225,217	$221,739	2%

Earnings from Operations
North American Wholesale	$7,445	$7,073	5%	$12,752	$12,984	-2%
North American Retail	638	512	25%	1,619	1,538	5%
Other	936	1,001	-6%	2,905	2,432	19%
Total	$9,019	$8,586	5%	$17,276	$16,954	2%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2014 and 2013, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$14,352	$13,095	10%	$45,611	$45,295	1%
Nunn Bush	16,929	19,235	-12%	47,652	52,501	-9%
Florsheim	12,787	14,049	-9%	37,221	38,942	-4%
BOGS/Rafters	22,123	16,175	37%	34,295	25,724	33%
Umi	1,163	1,360	-14%	2,742	2,959	-7%
Total North American Wholesale	$67,354	$63,914	5%	$167,521	$165,421	1%
Licensing	713	838	-15%	2,009	2,058	-2%
Total North American Wholesale Segment	$68,067	$64,752	5%	$169,530	$167,479	1%

The increase in Stacy Adams third quarter net sales was primarily due to higher sales volumes in the modern dress shoe category. The decrease in Nunn Bush third quarter and year-to-date net sales was mainly due to lower sales volumes with department stores. Florsheim’s third quarter net sales were down due to lower sales with department stores and independent retailers. The decrease in Florsheim’s year-to-date net sales was due to lower sales with department stores, independent retailers and off-price retailers, partially offset by higher sales to national shoe chains and internet retailers. BOGS net sales for the quarter and year-to-date periods were up across all major distribution categories.

Based on increased backlogs as of September 30, 2014, compared to the same date last year, management is anticipating continued sales growth of BOGS products during the final quarter of 2014. Management also expects fourth quarter 2014 sales for the Stacy Adams, Nunn Bush, and Florsheim brands to be comparative or up slightly from last year’s fourth quarter.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $7.4 million in the third quarter of 2014, up 5% from $7.1 million in 2013. Wholesale gross earnings were 31.7% of net sales in the third quarter of 2014, compared to 32.6% of net sales in last year’s third quarter. The decrease in wholesale gross earnings as a percent of net sales was driven by the weaker Canadian dollar relative to the U.S. dollar in the third quarter of 2014, as compared to last year’s third quarter. The increase in wholesale earnings from operations for the quarter ended September 30, 2014, was primarily due to higher net sales.

For the nine months ended September 30, 2014, earnings from operations for the wholesale segment were $12.8 million, down 2% from $13.0 million in the same period last year. Wholesale gross earnings were 31.0% of net sales for the nine months ended September 30, 2014, compared to 31.3% of net sales in the same period last year. The decrease in wholesale gross earnings as a percent of net sales was due to the weakening of the Canadian dollar relative to the U.S. dollar in 2014. The decrease in wholesale earnings from operations for the year-to-date period was mainly due to lower gross margins. Overall, the Company expects wholesale gross margins in the fourth quarter of 2014 to remain relatively flat with the third quarter of 2014.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.7 million for each of the three month periods ended September 30, 2014 and 2013, and $8.1 million for each of the nine month periods ended September 30, 2014 and 2013. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 21% this quarter, as compared to 22% in the same quarter last year. For the nine months ended September 30, wholesale selling and administrative expenses were flat at 24% of net sales in 2014 and 2013.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment increased $125,000, or 2%, in the third quarter of 2014, compared to the same period last year and decreased $524,000, or 3%, for the nine months ended September 30, 2014, compared to the same period last year. There were two fewer domestic retail stores during the third quarter of 2014 than there were in last year’s third quarter, as the Company has been closing unprofitable stores. Same store sales (which include U.S. internet sales) were up 6% for the quarter and up 3% for the first nine months of 2014, compared to the same periods last year, primarily due to increased sales volumes in the Company’s U.S. internet business. U.S. internet sales were up 12% and 7%, respectively, for the quarter and year-to-date periods.

Earnings from Operations

Retail earnings from operations increased $126,000, or 25%, for the three months ended September 30, 2014, compared to the same period last year. This increase was due to the benefit of closing of underperforming stores and improved performance at both brick and mortar stores and the Company’s U.S. internet business. For the nine months ended September 30, 2014, retail earnings from operations increased $81,000, or 5%, compared to the same period last year, mainly due to the benefit of closing underperforming stores. On November 1, 2014, the Company closed one retail store and plans to close another store at the end of its lease term on January 31, 2015.

Gross earnings as a percent of net sales increased to 66.2% this quarter, from 65.7% in last year’s third quarter. For the nine months ended September 30, retail gross earnings as a percent of net sales were 65.6% in 2014, compared to 65.4% in 2013.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses were 54% of net sales in the third quarter of 2014 and 56% in last year’s third quarter. To date in 2014, selling and administrative expenses were 55% of net sales, compared to 56% of net sales for the first nine months of 2013.

Other

The Company’s other net sales were $14.0 million in the third quarter of 2014, up 7% as compared to $13.1 million in 2013. The majority of the Company’s other net sales were generated by Florsheim Australia. Florsheim Australia’s net sales were up 9% for the quarter. This increase was due to higher sales volumes in both its retail businesses, where sales were up 4% (same store sales, including Florsheim Australia’s internet sales, were up 1%), and its wholesale businesses, where sales were up 18%. The higher net sales in Florsheim Australia’s wholesale businesses were driven by a significant increase in the Asian market and a smaller increase in the Australian market.

For the nine months ended September 30, 2014, other net sales increased 5% to $39.8 million, from $37.9 million in the same period last year. This increase was primarily due to higher net sales at Florsheim Australia, where sales were up 4%. In local currency, Florsheim Australia’s net sales were up 11% for the first nine months of 2014, due to higher sales volumes in both its retail businesses, where same stores sales (including Florsheim Australia’s internet sales) were up 12%, and its wholesale businesses, where sales were up 10%. The increase in Florsheim Australia’s net sales was only 4% in U.S. dollars due to the weakening of the Australian dollar relative to the U.S. dollar in 2014. Florsheim Europe’s net sales increased approximately $568,000, or 9%, for the first nine months of 2014, compared to the same period last year, primarily due to higher sales volumes in its wholesale business.

Collectively, the earnings from operations of the Company’s other businesses were $936,000 this quarter, down 6% as compared to $1.0 million in the third quarter of 2013. This decrease was primarily due to lower wholesale gross margins and higher retail selling and administrative expenses relative to sales at Florsheim Australia. For the nine months ended September 30, 2014, earnings from operations of the Company’s other businesses were $2.9 million, up 19% as compared to $2.4 million in the same period last year. This increase was primarily due to improved performance in Florsheim Australia’s wholesale businesses.

Other income and expense and taxes

Interest income for the quarter and nine months ended September 30, 2014, was down approximately $49,000 and $252,000, respectively, compared to the same periods last year, due to lower average investment balances this year compared to last year. Interest expense for the three and nine months ended September 30, 2014, was down approximately $23,000 and $191,000, respectively, compared to the same periods last year, due to lower average debt balances this year compared to last year.

Other expense for the three months ended September 30, 2014, increased by approximately $98,000. This increase was primarily due to foreign exchange losses resulting from the revaluation of intercompany loans between the Company’s North American wholesale segment and Florsheim Australia. Last year’s other expense for the third quarter included a $200,000 other-than-temporary investment impairment loss, partially offset by foreign exchange gains resulting from the revaluation of intercompany loans with Florsheim Australia.

Other expense for the nine months ended September 30, 2014, decreased by approximately $489,000. Last year’s other expense for the year-to-date period included a $200,000 other-than-temporary investment impairment loss as well as foreign exchange losses resulting from the revaluation of intercompany loans with Florsheim Australia.

The Company’s effective tax rate for the quarter ended September 30, 2014, was 38.7% as compared to 35.9% for the same period in 2013. The effective tax rate for the nine months ended September 30 was 36.5% in 2014 and 35.5% in 2013. The higher effective tax rates for the quarter and year-to-date periods were primarily due to lower percentages of tax free municipal bond income relative to pretax earnings in the United States, and higher effective tax rates at the Company’s foreign locations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and revolving line of credit. During the first nine months of 2014, the Company’s operations resulted in a net $3.4 million use of cash; the Company generated $13.9 million of cash from operating activities during the same period one year ago. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory. The Company increased its BOGS inventory levels in order to accommodate expected sales growth in 2014. The third and fourth quarters constitute the main selling season for BOGS products.

The Company paid cash dividends of $8.0 million and $3.9 million during the nine months ended September 30, 2014 and 2013, respectively. No dividends were paid in the first half of 2013, as the Company accelerated the timing of two quarterly dividend payments into 2012.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first nine months of 2014, the Company repurchased 152,660 shares at a total cost of $4.0 million. As of September 30, 2014, the Company had 475,815 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $1.9 million in the first nine months of 2014. Management estimates that annual capital expenditures for 2014 will be approximately $2.5 million.

At September 30, 2014, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2014. The line of credit bears interest at LIBOR plus 0.75%. The Company used net proceeds of $12.3 million from the line of credit during the first nine months of 2014, mainly to fund BOGS inventory purchases. At September 30, 2014, outstanding borrowings were $24.3 million at an interest rate of 0.90%. The highest balance on the line of credit during the quarter was approximately $24.3 million. The line of credit agreement was set to expire on November 5, 2014, but was renewed for another term that expires on November 5, 2015, on the same terms as the prior agreement.

The Company made a contingent consideration payment of $1,270,000 in the first quarter of 2013. A second contingent consideration payment is due to the former shareholders of Bogs in March 2016. See Note 10 of the accompanying consolidated condensed financial statements.

At September 30, 2014, approximately $2.7 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the nine months ended September 30, 2014, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three-month period ended September 30, 2014.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

7/1/2014 - 7/31/2014	35,917	$26.18	35,917	544,334

8/1/2014 - 8/31/2014	33,709	$26.74	33,709	510,625

9/1/2014 - 9/30/2014	34,810	$26.01	34,810	475,815

Total	104,436	$26.31	104,436

(1)	In April 1998, the Company's Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 5,500,000 shares.

Item 5. Other Information

On November 4, 2014, the Company renewed its line of credit agreement with PNC Bank, N.A. for another term that expires on November 5, 2015, on the same terms as the prior agreement. The forgoing description does not purport to be complete and is qualified in its entirety by reference to the Line of Credit Renewal Letter with PNC Bank, N.A., a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated:	November 6, 2014	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 4, 2014		X

10.19a	Form of incentive stock option agreement for the Weyco Group, Inc. 2014 Incentive Plan		X

10.19b	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2014 Incentive Plan		X

10.19c	Form of restricted stock agreement for the Weyco Group, Inc. 2014 Incentive Plan		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

