Form 10-K
period 2014-12-31
WEYCO GROUP INC
filed 2015-03-11
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014, or

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

Registrant’s telephone number, including area code: (414) 908-1600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2014, was $180,374,000. This was based on the closing price of $27.41 per share as reported by NASDAQ on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 2, 2015, there were 10,813,336 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 5, 2015, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K
Year Ended December 31, 2014

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

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business, the distribution of quality and innovative footwear. The Company designs and markets footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Trademarks maintained by the Company on its brands are important to the business. The Company’s products consist primarily of mid-priced leather dress shoes and casual footwear composed of man-made materials or leather. In addition, the Company added outdoor boots, shoes and sandals in 2011 with the acquisition of the BOGS and Rafters brands. The Company’s footwear is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the general American population.

The Company purchases finished shoes from outside suppliers, primarily located in China and India. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. The Company continues to experience upward cost pressures from its suppliers related to a variety of factors, including higher labor, materials and freight costs and changes in the strength of the U.S. dollar. The Company has worked to increase its selling prices to offset the effect of these increases.

The Company’s business is separated into two reportable segments — the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and its wholesale and retail businesses in Europe.

In 2014, 2013 and 2012, sales of the North American wholesale segment, which include both wholesale sales and licensing revenues, constituted approximately 76%, 75% and 74% of total sales, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2014, 2013, and 2012 there were no single customers with sales above 10% of the Company’s total sales. The Company employs traveling salespeople who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With BOGS, there is seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters, corresponding with colder winter weather. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company also has licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

In 2014, 2013 and 2012, sales of the North American retail segment constituted approximately 7%, 8% and 8% of total sales, respectively. As of December 31, 2014, the retail segment consisted of 16 company-operated stores and an internet business in the United States. Sales in retail stores are made directly to the consumer by Company employees.

Sales of the Company’s other businesses represented 17%, 17% and 18% of total sales in 2014, 2013, and 2012, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2014, the Company had a backlog of $57 million orders compared with $53 million as of December 31, 2013. This does not include unconfirmed blanket orders from customers, which account for the majority of the Company’s orders, particularly from its larger accounts. All orders are expected to be filled within one year.

As of December 31, 2014, the Company employed 640 persons worldwide, of whom 32 were members of collective bargaining units. Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

Spending patterns in the footwear market, particularly those in the moderate-priced market in which a majority of the Company’s products compete, have historically been impacted by consumers’ disposable income. As a result, the success of the Company is impacted by changes in general economic conditions, especially in the United States. Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, employment, consumer confidence, interest rates and taxation. Additionally, the economy and consumer behavior can impact the financial strength and buying patterns of retailers, which can also affect the Company’s results. Volatile, unstable or weak economic conditions, or a worsening of conditions, could adversely affect the Company’s sales volume and overall performance.

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

The Company’s business relies on third parties to transport and process its inventory, and labor stoppages could adversely affect the Company’s ability to import product.

In late 2014, U.S. West Coast longshoremen engaged in a work slowdown as a result of an ongoing labor dispute between the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”). This work slowdown created delays of three to four weeks on shipments of the Company’s inventory from factories in China and India. In February 2015, the PMA and the ILWU reached a tentative five year agreement. Although an agreement was reached, the slowdown created a large backlog of containers on the West Coast. It is not known how long it will take for port operations to clear the backlog. Although the Company has not yet experienced any negative financial effects as a result of the backlog, the Company could still experience inventory delivery issues until the ports are operating normally, and may be unable to deliver adequate levels of product to its customers in the United States.

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

The footwear market is extremely competitive. The Company competes with manufacturers, distributors and retailers of men’s, women’s and children’s shoes, certain of which are larger and have substantially greater resources than the Company. The Company competes with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the shoe industry. The Company’s ability to maintain its competitive edge depends upon these factors, as well as its ability to deliver new products at the best value for the consumer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail. If the Company does not remain competitive, the Company’s future results of operations and financial condition could decline.

The Company is dependent on information and communication systems to support its business and internet sales. Significant interruptions could disrupt its business.

The Company accepts and fills the majority of its larger customers’ orders through the use of Electronic Data Interchange (EDI). It relies on its warehouse management system to efficiently process orders. The corporate office relies on computer systems to efficiently process and record transactions. Significant interruptions in the Company’s information and communication systems from power loss, telecommunications failure or computer system failure could significantly disrupt the Company’s business and operations. In addition, the Company sells footwear on its websites, and failures of the Company’s or other retailers’ websites could adversely affect the Company’s sales and results.

The Company’s retail segment, including its internet business, is subject to the risk of data loss and security breaches.

The Company sells footwear in its retail stores and on its websites, and therefore the Company and/or its third party credit card processors must process, store, and transmit large amounts of data, including personal information of its customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of Company technology and systems, could expose the Company or its customers to a risk of loss or misuse of such information, adversely affect the Company’s operating results, result in litigation or potential liability for the Company, and otherwise harm the Company’s business and/or reputation. In order to address these risks, the Company uses third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although the Company has developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

The Company may not be able to successfully integrate new brands and businesses.

The Company has historically completed a number of acquisitions and intends to continue to look for new acquisition opportunities. Those search efforts could be unsuccessful and costs could be incurred in those failed efforts. Further, if and when an acquisition occurs, the Company cannot guarantee that it will be able to successfully integrate the brand into its current operations, or that any acquired brand would achieve results in line with the Company’s historical performance or its specific expectations for the brand.

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

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns approximately 35% of the stock and two institutional shareholders hold significant blocks. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock. Consequently, the Company has a relatively small float and low average daily trading volume, which could affect a shareholder’s ability to sell his stock or the price at which he can sell it. In addition, future sales of substantial amounts of the Company’s common stock in the public market by those larger shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company or its pension plan may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company maintains an investment portfolio consisting entirely of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled approximately $30 million as of December 31, 2014, or approximately 11% of total assets. If the value of municipal bond markets in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

The Company’s total assets include goodwill and other indefinite-lived intangible assets. If management determines these have become impaired in the future, net earnings could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in a business combination. Indefinite-lived intangible assets are comprised of trademarks on certain of the Company’s principal shoe brands. The Company’s goodwill and trademarks were approximately $46 million as of December 31, 2014, or approximately 17% of total assets.

The Company analyzes goodwill for impairment on an annual basis or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. Impairment may result from, among other things, deterioration in the Company’s performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by the Company, and a variety of other factors. The amount of any quantified impairment must be expensed as a charge to results of operations in the period in which the asset becomes impaired. The Company did not record any charges for impairment of goodwill or trademarks in 2014, 2013, or 2012. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets could have an adverse effect on the Company’s financial condition and results of operations.

Risks related to our defined benefit retirement plan may adversely impact our results of operations and cashflow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect our results of operations and the amounts of contributions we must make to our defined benefit plan in future periods. As we mark-to-market our defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that we calculate income or expense for the plan using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to “Critical Accounting Policies” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2014:

Location	Character	Owned/ Leased		Square Footage	% Utilized
Glendale, Wisconsin(2)	Two story office and distribution center	Owned		1,025,000	85%
Portland, Oregon(2)	Two story office	Leased	(1)	6,300	100%
Montreal, Canada(2)	Multistory office and distribution center	Owned	(4)	75,800	100%
Florence, Italy(3)	Two story office and distribution center	Leased	(1)	15,100	100%
Fairfield Victoria, Australia(3)	Office and distribution center	Leased	(1)	54,000	100%
Honeydew Park, South Africa(3)	Distribution center	Leased	(1)	8,600	80%
Hong Kong, China(3)	Office and distribution center	Leased	(1)	14,000	100%
Dongguan City, China(3)	Office	Leased	(1)	4,400	100%

(1)	Not material leases.
(2)	These properties are used principally by the Company's North American wholesale segment.
(3)	These properties are used principally by the Company's other businesses which are not reportable segments.
(4)	The Company owns a 50% interest in this property. See Note 8 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 13 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3 LEGAL PROCEEDINGS

None

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Officer	Age	Office(s)	Executive Officer Since	Business Experience
Thomas W. Florsheim, Jr.(1)	56	Chairman and Chief Executive Officer	1996	Chairman and Chief
Executive Officer of the
Company — 2002 to
present; President and
Chief Executive Officer of
the Company — 1999 to
2002; President and Chief
Operating Officer of the
Company — 1996 to 1999;
Vice President of the
Company — 1988 to 1996
John W. Florsheim(1)	51	President, Chief Operating Officer and Assistant Secretary	1996	President, Chief Operating
Officer and Assistant
Secretary of the
Company — 2002 to
present; Executive Vice
President, Chief Operating
Officer and Assistant
Secretary of the
Company — 1999 to 2002;
Executive Vice President of
the Company — 1996 to
1999; Vice President of the
Company 1994 to 1996

John F. Wittkowske	55	Senior Vice President, Chief Financial Officer and Secretary	1993	Senior Vice President, Chief
Financial Officer and
Secretary of the
Company — 2002 to
present; Vice President,
Chief Financial Officer and
Secretary of the
Company — 1995 to 2002;
Secretary and Treasurer of
the Company 1993 – 1995

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WEYS.”

COMMON STOCK DATA

	2014			2013
	Stock Prices		Cash Dividends Declared	Stock Prices		Cash Dividends Declared
Quarter:	High	Low		High	Low
First	$29.76	$24.44	$0.18	$24.61	$22.63	$—
Second	$28.24	$24.73	$0.19	$25.31	$22.80	$0.18
Third	$28.07	$25.00	$0.19	$29.83	$24.34	$0.18
Fourth	$31.31	$24.78	$0.19	$29.51	$26.15	$0.18
			$0.75			$0.54

There were 155 holders of record of the Company's common stock as of March 2, 2015.

The stock prices shown above are the high and low actual trades on the NASDAQ for the calendar periods indicated.

No dividends were paid in the first quarter of 2013, as the Company accelerated the timing of this dividend into 2012 in anticipation of potential tax law changes effective January 1, 2013. The Company resumed its regular quarterly dividend payment schedule in the second quarter of 2013 and continued it through 2014, as shown in the table above.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2014 with the cumulative return on the NASDAQ-100 Index and the Russell 3000 — RGS Textiles Apparel & Shoe Index. The comparison assumes $100 was invested on December 31, 2009, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2009	2010	2011	2012	2013	2014
Weyco Group, Inc.	100	109	112	109	137	137
NASDAQ-100 Global Index	100	120	125	147	202	241
Russell 3000-RGS Textiles Apparel & Shoe Index	100	136	152	170	250	278

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company’s Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 5,500,000. The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/01/2014 – 10/31/2014	52,905	$26.43	52,905	422,910
11/01/2014 – 11/30/2014	85,659	$28.23	85,659	337,251
12/01/2014 – 12/31/2014	6,352	$26.96	6,352	330,899
Total	144,916	$27.52	144,916

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information for the years ended December 31, 2010, through December 31, 2014.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2014	2013	2012	2011	2010
Net Sales	$320,488	$300,284	$293,471	$271,100	$229,231
Net earnings attributable to Weyco Group, Inc.	$19,020	$17,601	$18,957	$15,251	$13,668
Diluted earnings per share	$1.75	$1.62	$1.73	$1.37	$1.19
Weighted average diluted shares outstanding	10,888	10,865	10,950	11,159	11,493
Cash dividends per share	$0.75	$0.54	$0.84	$0.64	$0.63
Total assets	$277,446	$267,533	$285,321	$273,508	$223,435
Bank borrowings	$5,405	$12,000	$45,000	$37,000	$5,000

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 16 Company-owned retail stores and an internet business in the United States as of December 31, 2014. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2014. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for 2014 were $320.5 million, up 7% over last year’s net sales of $300.3 million. Earnings from operations were $30.7 million this year, up 11% as compared to $27.8 million in 2013. Consolidated net earnings attributable to Weyco Group, Inc. increased 8% to $19.0 million in 2014, as compared to $17.6 million last year. Diluted earnings per share for the year ended December 31, 2014, increased to $1.75, from $1.62 per share in 2013. Earnings for 2014 included $611,000 (373,000 after tax, or $0.03 per diluted share) of expense resulting from an increase in the contingent consideration liability that resulted from the 2011 acquisition of The Combs Company (“Bogs”). See Note 10 of the Notes to Consolidated Financial Statements.

The majority of the increase in consolidated net sales for 2014 came from the Company’s wholesale segment. Wholesale net sales increased by approximately $17.8 million this year, compared to 2013. This increase was primarily due to higher sales of the BOGS brand.

Without the $611,000 Bogs contingent consideration adjustment described above, consolidated earnings from operations would have been up $3.4 million, or 12%, for the year. This increase was driven by higher net sales in the Company’s wholesale segment and in the Company’s other businesses.

Financial Position Highlights

At December 31, 2014, cash and marketable securities totaled $43.0 million and outstanding debt totaled $5.4 million. At December 31, 2013, cash and marketable securities totaled $46.2 million and outstanding debt totaled $12.0 million. The Company’s main sources of cash in 2014 were from operations and proceeds from stock options exercised. The Company’s main uses of cash in 2014 were for the payment of dividends, common stock repurchases and payments on the revolving line of credit. The Company also had $2.9 million of capital expenditures.

2014 vs. 2013

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2014 and 2013, were as follows:

	Years ended December 31,
	2014	2013	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$243,429	$225,657	8%
North American Retail	23,324	23,255	0%
Other	53,735	51,372	5%
Total	$320,488	$300,284	7%
Earnings from Operations
North American Wholesale	$22,527	$20,742	9%
North American Retail	3,300	3,018	9%
Other	4,830	3,995	21%
Total	$30,657	$27,755	10%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2014 and 2013, were as follows:

	Years ended December 31,
	2014	2013	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$61,157	$58,311	5%
Nunn Bush	66,498	69,161	-4%
Florsheim	51,440	51,832	-1%
BOGS/Rafters	57,830	39,682	46%
Umi	3,322	3,473	-4%
Total North American Wholesale	$240,247	$222,459	8%
Licensing	3,182	3,198	-1%
Total North American Wholesale Segment	$243,429	$225,657	8%

The Stacy Adams brand was up in 2014 due to sales volume increases in the modern dress shoe category which resulted in higher sales across a number of distribution categories. The decline at Nunn Bush was mainly due to lower sales with one major department store. Florsheim net sales were down slightly in 2014 due to lower sales with department stores and independent stores, partially offset by higher sales with chain stores and internet retailers. Net sales of the BOGS and Rafters brands were up approximately $18.1 million for the year, primarily driven by increased sales of women’s and children’s boots in the U.S. and Canada.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $22.5 million in 2014, up 9% as compared to $20.7 million in 2013. This year’s wholesale earnings from operations included $611,000 of expense resulting from the Bogs contingent consideration adjustment, which was recorded within selling and administrative expenses. Without this adjustment, wholesale earnings from operations would have been up 11% for the year, driven by higher sales volumes. Wholesale gross earnings as a percent of net sales were 32.3% in 2014 and 32.6% in 2013. The decrease in wholesale gross earnings as a percent of net sales was primarily due to lower gross margins on product sold in Canada this year, resulting from the weaker Canadian dollar relative to the U.S. dollar in 2014, as compared to 2013.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. The Company’s distribution costs were $11.0 million and $10.8 million in the years ended December 31, 2014 and 2013, respectively. The Company’s shipping and handling expenses totaled $3.5 million in each of the years ended December 31, 2014 and 2013. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 23% in 2014 compared to 24% in 2013.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were flat at $23.3 million in 2014 and 2013. There were seven fewer stores operating in 2014 than in 2013; one store closed in 2014 and six stores closed throughout 2013. The sales losses from these closed stores were offset by a 5% increase in same store sales for the year. Same store sales include retail store sales and U.S. internet sales. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The increase in same store sales was driven by an increase in the Company’s U.S. internet business.

Earnings from Operations

Earnings from operations in the North American retail segment were $3.3 million in 2014, up 9% as compared to $3.0 million in 2013. Retail gross earnings as a percent of net sales were 65.9% in 2014 and 65.6% in 2013. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 52% in 2014 compared to 53% in 2013. The increase in retail earnings from operations was due to improved performance in the Company’s U.S. internet business.

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment (“ASC 360”). See Note 2 in the Notes to Consolidated Financial Statements for further information. No impairment charge was recognized in 2014 or 2013. In 2012, an impairment charge of $93,000 was recognized within selling and administrative expenses. In general, earnings from operations for the retail segment have improved as fixed assets have been written down and underperforming stores have closed. In January 2015, one domestic retail location closed, and the Company plans to close two additional domestic retail locations by the end of 2015.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2014, net sales of the Company’s other businesses were $53.7 million, up 5% as compared with $51.4 million in 2013. This increase was due to higher sales volumes at both Florsheim Europe and Florsheim Australia. Florsheim Australia’s net sales were up $1.4 million, or 3%, for the year. In local currency, Florsheim Australia’s net sales were up 10% for the year. This increase was due to higher sales volumes in both its retail businesses, where sales were up 13% (same store sales up 10%), and its wholesale businesses, where sales were up 6% compared to 2013. Florsheim Australia’s net sales were negatively impacted by the weaker Australian dollar relative to the U.S. dollar in 2014. Earnings from operations of these businesses were $4.8 million in 2014, up 21% as compared to $4.0 million last year. This increase was primarily due to higher operating earnings at Florsheim Australia.

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

The Stacy Adams brand was down slightly with off-price retailers due to lower levels of closeout inventory in 2013. The Nunn Bush brand was up due to higher sales volumes at department stores and national shoe chains, driven by increased sales of new casual products. Florsheim net sales were up in 2013 due to increased sales across several trade channels. Net sales of the BOGS and Rafters brands increased approximately $3.3 million in 2013 due to higher sales volumes in both the U.S. and Canada. BOGS net sales in Canada included $1.1 million of additional volume in 2013 due to the takeover of Bogs Canadian distribution in June 2012.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $20.7 million in 2013, down 7% as compared to $22.2 million in 2012. Wholesale gross earnings as a percent of net sales were 32.6% in 2013 and 32.2% in 2012. Earnings from operations in 2012 included approximately $3.5 million of income resulting from a decrease in the contingent consideration liability related to the Bogs acquisition. Without these adjustments, earnings from operations for the wholesale segment would have been up 11% in 2013 as compared to 2012, primarily due to the increase in sales and gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. The Company’s distribution costs were $10.8 million and $10.0 million in the years ended December 31, 2013 and 2012, respectively. The Company’s shipping and handling expenses totaled $3.5 million and $3.1 million in the years ended December 31, 2013 and 2012, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 24% in 2013 compared to 22% in 2012. Excluding the $3.5 million of adjustments related to the Bogs acquisition, 2012 selling and administrative expenses would have been 24% of net sales.

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

The Company reviews its long-lived assets for impairment in accordance with ASC 360. See Note 2 in the Notes to Consolidated Financial Statements for further information. No impairment charge was recognized in 2013. In 2012 and 2011, impairment charges of $93,000 and $165,000, respectively, were recognized within selling and administrative expenses. In 2013, six retail locations closed and in 2012, seven locations closed. In general, earnings from operations for the retail segment have improved as fixed assets have been written down and underperforming stores have closed.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2013, net sales of the Company’s other businesses were $51.4 million, compared with $51.2 million in 2012. Florsheim Europe’s wholesale business was up in 2013, but was offset by lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down $730,000, or 2%, for the year. In local currency, Florsheim Australia’s net sales were up 6% in 2013, due to higher sales volumes in its retail businesses, partially offset by lower sales volumes in its wholesale businesses. The decrease in U.S. dollars was caused by the weakening of the Australian dollar relative to the U.S. dollar in 2013. Earnings from operations of these businesses were $4.0 million in 2013, down 33% as compared to $5.9 million 2012. This decrease was primarily due to a $2.0 million decline in the operating earnings of Florsheim Australia’s wholesale businesses, resulting from lower sales volumes and increased infrastructure costs to accommodate the Bogs expansion in Australia.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is from its investments in marketable securities. Interest income was approximately $1.2 million in 2014, $1.5 million in 2013 and $1.8 million in 2012. The decrease over the three year period was primarily due to lower average investment balances.

Interest expense was $178,000 in 2014, $384,000 in 2013 and $561,000 in 2012. The decrease over the three year period was primarily due to lower average debt balances.

Other expense, net, was $595,000 in 2014, $653,000 in 2013 and $144,000 in 2012. Other expense, net, included foreign exchange transaction losses totaling $268,000, $279,000, and $138,000 in 2014, 2013, and 2012, respectively, and other non-operating expenses. Foreign exchange transaction losses primarily resulted from the revaluation of intercompany loans between the Company’s North American wholesale segment and Florsheim Australia.

The effective tax rate for 2014 was 36.2% compared with 35.2% in 2013 and 34.1% in 2012. The increase in 2014 was partly due to lower percentages of tax free municipal bond income relative to pretax earnings in the United States. The increase in 2013 was primarily due to higher effective tax rates at the Company’s foreign locations.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $18.4 million at December 31, 2014, and $21.2 million at December 31, 2013, and its revolving line of credit. In 2014, the Company generated $17.8 million in cash from operating activities, compared with $29.8 million in 2013 and $18.0 million in 2012. Fluctuations in net cash from operating activities have mainly resulted from changes in net earnings and operating assets and liabilities, and most significantly the year-end inventory and accounts receivable balances.

The Company’s capital expenditures were $2.9 million, $2.7 million and $9.5 million in 2014, 2013 and 2012, respectively. In addition, in 2013 the Company purchased a 50% interest in a building in Montreal, Canada for $3.2 million. In 2012, capital expenditures included a project to connect a neighboring building, acquired in 2011, to the Company’s existing office and distribution center in Glendale, Wisconsin. The Company expects capital expenditures to be approximately $2 million to $3 million in 2015.

The Company paid cash dividends of $8.2 million, $4.1 million and $11.1 million in 2014, 2013 and 2012, respectively. On December 31, 2012, the Company paid two quarterly cash dividends, each for $0.17 per share, which typically would have been paid in the first half of 2013. Both dividends were accelerated into 2012 in anticipation of potential tax law changes effective January 1, 2013. The Company resumed its regular quarterly dividend payment schedule in the second quarter of 2013.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2014, the Company repurchased 297,576 shares for a total cost of $8.0 million. In 2013, the Company repurchased 195,050 shares for a total cost of $4.6 million. In 2012, the Company repurchased 285,422 shares for a total cost of $6.6 million. At December 31, 2014, the remaining total shares available to purchase under the program was approximately 331,000 shares.

At December 31, 2014, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2015. The line of credit bears interest at LIBOR plus 0.75%. At December 31, 2014, outstanding borrowings were approximately $5.4 million at an interest rate of 0.92%. The highest balance during the year was $24.3 million. At December 31, 2013, outstanding borrowings were $12.0 million at an interest rate of 0.90%. In March 2014, the Company began sweeping excess cash against its revolving line of credit on a daily basis. Proceeds and repayments from bank borrowings increased in 2014 as a result of this daily activity.

In connection with the Bogs acquisition, the Company had two contingent payments due to the former shareholders of Bogs. The Company made the first contingent consideration payment of approximately $1,270,000 in the first quarter of 2013. The second contingent consideration payment is due in March 2016. For additional information, see Note 10 in the Notes to Consolidated Financial Statements.

As of December 31, 2014, $3.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries. If these funds are needed for operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. Management believes that under the current tax law, the related tax impact of any such repatriation would not be material to the Company’s financial statements.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, capital expenditures, continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2015, although there can be no assurances.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments

The Company’s significant contractual obligations are its supplemental pension plan, its operating leases, and the contingent consideration that is expected to be paid from the Bogs acquisition. These obligations are discussed further in the Notes to Consolidated Financial Statements. The Company also has significant obligations to purchase inventory. Future obligations under operating leases are disclosed in Note 13 of the Notes to Consolidated Financial Statements. The table below provides summary information about these obligations as of December 31, 2014.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
Pension obligations	$37,117	$367	$935	$1,146	$34,669
Operating leases	37,643	8,579	13,486	9,563	6,015
Contingent consideration (undiscounted)	5,746	—	5,746	—	—
Purchase obligations*	80,801	80,801	—	—	—
Total	$161,307	$89,747	$20,167	$10,709	$40,684

*	Purchase obligations relate entirely to commitments to purchase inventory.

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

Sales Returns, Sales Allowances and Doubtful Accounts

The Company records reserves and allowances (“reserves”) for sales returns, sales allowances and discounts, cooperative advertising, and accounts receivable balances that it believes will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions. The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Historically, actual write-offs against the reserves have been within the Company’s expectations. Changes in these reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates. These changes could impact the Company’s results of operations, financial position and cash flows.

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

Discount Rate — Pension expense and projected benefit obligation both increase as the discount rate is reduced. See Note 11 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 and the funded status of the plans at December 31, 2014 and 2013. The rates are based on the plan’s projected cash flows. The Company utilizes the cash flow matching method, which discounts each year’s projected cash flows at the associated spot interest rate back to the measurement date. A 0.5% decrease in the discount rate would increase annual pension expense and the projected benefit obligation by approximately $504,000 and $5.2 million, respectively.

Expected Rate of Return — Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 7.50% in 2014 and 7.75% in 2013 and 2012. This rate was based on the Company’s long-term investment policy of equity securities: 20% – 80%; fixed income securities: 20% – 80%; and other, principally cash: 0% – 20%. A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $155,000.

The Company’s unfunded benefit obligation was $33.7 million and $22.3 million at December 31, 2014 and 2013, respectively. The increase between years was primarily due to a decrease in the discount rate used to determine the funded status of the plan and the use of an updated mortality table. The reduction in the discount rate increased the benefit obligation by approximately $7.8 million, and the use of an updated mortality table increased the benefit obligation by approximately $4.0 million. These increases were partially offset by other assumption changes which resulted in immaterial decreases to the benefit obligation between years.

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

The Company’s $11.1 million of goodwill resulted from the 2011 acquisition of Bogs. The Company uses a two-step process to test this goodwill for impairment. First, the applicable reporting unit’s fair value is compared to its carrying value. If the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

The Company conducted its annual impairment test of goodwill as of December 31, 2014. For goodwill impairment testing, the Company determined the applicable reporting unit is its wholesale segment. Fair value of the wholesale segment was estimated based on a weighted analysis of discounted cash flows (“income approach”) and a comparable public company analysis (“market approach”). The rate used in determining discounted cash flows is a rate corresponding to the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The testing determined that the estimated fair value of the wholesale segment substantially exceeded its carrying value therefore there was no impairment of goodwill in 2014.

The Company conducted its annual impairment test of trademarks as of December 31, 2014. The Company uses a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. In fiscal 2014, 2013 and 2012, there was no impairment of the Company’s trademarks.

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

Contingent Consideration

The Company recorded its estimate of the fair value of contingent consideration that is expected to be paid from the Bogs acquisition. The contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. There are no restrictions as to the amount of consideration that could become payable under the arrangement. The Company made the first contingent consideration payment of approximately $1,270,000 in the first quarter of 2013. The second and final contingent consideration payment is due in March 2016. Management estimates that the range of reasonably possible potential amounts for the second payment is between $5.3 million and $6.3 million. The Company recorded $5.7 million, which is management’s best estimate of the fair value of the second payment.

The Company determined the fair value of the contingent consideration using a probability-weighted model which included estimates related to Bogs future sales levels and gross margins. On a quarterly basis, the Company revalues the obligation and records increases or decreases in its fair value as an adjustment to operating earnings. Changes to the contingent consideration obligation can result from adjustments to the discount rate, accretion of the discount due to the passage of time, or changes in the actual or projected future performance of Bogs. The assumptions used to determine the value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense or income recorded in a given period.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes. The Company generally does not have significant market risk on its marketable securities as those investments consist of investment-grade securities and are held to maturity. The Company reviewed its portfolio of investments as of December 31, 2014, and determined that no other-than-temporary market value impairment exists. In 2013, the Company concluded that the unrealized loss on one of its municipal bonds was other-than-temporary. Accordingly, the Company wrote the bond down to fair value and recorded an impairment loss of $200,000.

The Company is also exposed to market risk related to the assets in its defined benefit pension plan. The Company reduces that risk by having a diversified portfolio of equity and fixed income investments and periodically reviews this allocation with its investment consultants.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers, Florsheim Australia’s purchases of its inventory in U.S. dollars and the Company’s intercompany loans with Florsheim Australia. At December 31, 2014, the Company had forward exchange contracts outstanding to sell $9.5 million Canadian dollars at a price of approximately $8.6 million dollars. Additionally, Florsheim Australia had forward exchange contracts outstanding to buy $3.3 million U.S. dollars at a price of approximately $3.6 million Australian dollars. All contracts expire in less than one year. Based on December 31, 2014 exchange rates, the Company recorded gains of approximately $180,000 related to the Canadian contracts and gains of approximately $360,000 related to the Australian contracts. Based on the Company’s outstanding forward contracts and intercompany loans, a 10% depreciation in the U.S. dollar at December 31, 2014 would result in a loss of approximately $340,000.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2014, the Company had approximately $5.4 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2014 was $113,000. A 10% increase in the Company’s interest rate on borrowings outstanding as of December 31, 2014 would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2014 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Weyco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 11, 2015

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share amounts)
Net sales	$320,488	$300,284	$293,471
Cost of sales	197,420	182,971	178,584
Gross earnings	123,068	117,313	114,887
Selling and administrative expenses	92,411	89,558	85,090
Earnings from operations	30,657	27,755	29,797
Interest income	1,174	1,461	1,840
Interest expense	(178)	(384)	(561)
Other expense, net	(595)	(653)	(144)
Earnings before provision for income taxes	31,058	28,179	30,932
Provision for income taxes	11,234	9,930	10,533
Net earnings	19,824	18,249	20,399
Net earnings attributable to noncontrolling interest	804	648	1,442
Net earnings attributable to Weyco Group, Inc.	$19,020	$17,601	$18,957
Basic earnings per share	$1.76	$1.63	$1.75
Diluted earnings per share	$1.75	$1.62	$1.73

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands)
Net earnings	$19,824	$18,249	$20,399
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,374)	(2,456)	221
Pension liability adjustments	(6,648)	4,707	1,147
Other comprehensive (loss) income	(9,022)	2,251	1,368
Comprehensive income	10,802	20,500	21,767
Comprehensive income (loss) attributable to noncontrolling interest	390	(193)	1,765
Comprehensive income attributable to Weyco Group, Inc.	$10,412	$20,693	$20,002

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

	2014	2013
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$12,499	$15,969
Marketable securities, at amortized cost	5,914	5,196
Accounts receivable, less allowances of $2,384 and 2,293, respectively	55,100	48,530
Accrued income tax receivable	—	1,055
Inventories	69,015	63,196
Prepaid expenses and other current assets	7,521	6,136
Total current assets	150,049	140,082
Marketable securities, at amortized cost	24,540	25,024
Deferred income tax benefits	1,999	—
Property, plant and equipment, net	33,694	35,112
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,304	21,455
Total assets	$277,446	$267,533
LIABILITIES AND EQUITY:
Short-term borrowings	$5,405	$12,000
Accounts payable	15,657	13,956
Dividend payable	2,045	1,949
Accrued liabilities:
Wages, salaries and commissions	3,252	3,038
Taxes other than income taxes	1,134	1,299
Other	8,366	6,565
Accrued income tax payable	151	—
Deferred income tax liabilities	1,747	849
Total current liabilities	37,757	39,656
Deferred income tax liabilities	—	1,993
Long-term pension liability	33,379	21,901
Other long-term liabilities	8,356	6,991
Equity:
Common stock, $1.00 par value, authorized 24,000,000 shares in 2014 and 2013, issued and outstanding 10,821,140 shares in 2014 and 10,876,166 shares in 2013	10,821	10,876
Capital in excess of par value	37,966	31,729
Reinvested earnings	160,179	156,983
Accumulated other comprehensive loss	(18,030)	(9,422)
Total Weyco Group, Inc. equity	190,936	190,166
Noncontrolling interest	7,018	6,826
Total equity	197,954	196,992
Total liabilities and equity	$277,446	$267,533

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, December 31, 2011	$10,922	$22,222	$146,266	$(13,419)	$5,399
Net earnings	—	—	18,957	—	1,442
Foreign currency translation adjustments	—	—	—	(102)	323
Pension liability adjustment (net of tax of $734)	—	—	—	1,147	—
Cash dividends declared ($0.84 per share)	—	—	(9,133)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(233)
Increase in ownership interest of noncontrolling interest of subsidiary	—	—	(153)	(140)	293
Stock options exercised	174	2,126	—	—	—
Issuance of restricted stock	20	(20)	—	—	—
Stock-based compensation expense	—	1,201	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	655	—	—	—
Shares purchased and retired	(285)	—	(6,273)	—	—
Balance, December 31, 2012	$10,831	$26,184	$149,664	$(12,514)	$7,224
Net earnings	—	—	17,601	—	648
Foreign currency translation adjustments	—	—	—	(1,615)	(841)
Pension liability adjustment (net of tax of $3,010)	—	—	—	4,707	—
Cash dividends declared ($0.54 per share)	—	—	(5,854)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(205)
Stock options exercised	220	3,712	—	—	—
Issuance of restricted stock	20	(20)	—	—	—
Stock-based compensation expense	—	1,283	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	570	—	—	—
Shares purchased and retired	(195)	—	(4,428)	—	—
Balance, December 31, 2013	$10,876	$31,729	$156,983	$(9,422)	$6,826
Net earnings	—	—	19,020	—	804
Foreign currency translation adjustments	—	—	—	(1,960)	(414)
Pension liability adjustment (net of tax of $4,250)	—	—	—	(6,648)	—
Cash dividends declared ($0.75 per share)	—	—	(8,137)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(198)
Stock options exercised	218	4,663	—	—	—
Issuance of restricted stock	24	(24)	—	—	—
Stock-based compensation expense	—	1,465	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	133	—	—	—
Shares purchased and retired	(297)	—	(7,687)	—	—
Balance, December 31, 2014	$10,821	$37,966	$160,179	$(18,030)	$7,018

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,824	$18,249	$20,399
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation	3,659	3,962	3,338
Amortization	361	272	305
Bad debt expense	240	132	175
Deferred income taxes	1,115	1,268	1,648
Net losses (gains) on remeasurement of contingent consideration	611	24	(3,522)
Net foreign currency transaction losses	268	279	138
Stock-based compensation	1,465	1,283	1,201
Pension contributions	(1,300)	(1,282)	—
Pension expense	2,212	3,737	3,407
Other-than-temporary investment impairment	—	200	—
Impairment of property, plant and equipment	—	—	93
Increase in cash surrender value of life insurance	(552)	(540)	(535)
Changes in operating assets and liabilities –
Accounts receivable	(6,787)	421	(5,586)
Inventories	(5,807)	2,048	(2,676)
Prepaid expenses and other assets	(901)	(295)	368
Accounts payable	1,626	2,846	(1,802)
Accrued liabilities and other	604	(2,858)	1,356
Accrued income taxes	1,205	80	(320)
Net cash provided by operating activities	17,843	29,826	17,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(8,427)	(122)	(10)
Proceeds from maturities of marketable securities	8,177	13,968	7,342
Life insurance premiums paid	(155)	(155)	(155)
Investment in real estate	—	(3,206)	—
Purchase of property, plant and equipment	(2,890)	(2,699)	(9,540)
Net cash (used for) provided by investing activities	(3,295)	7,786	(2,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,029)	(3,904)	(10,875)
Cash dividends paid to noncontrolling interest of subsidiary	(198)	(205)	(233)
Shares purchased and retired	(7,984)	(4,623)	(6,558)
Proceeds from stock options exercised	4,881	3,932	2,300
Payment of contingent consideration	—	(1,270)	—
Payment of indemnification holdback	—	—	(2,000)
Proceeds from bank borrowings	101,200	11,000	33,000
Repayments of bank borrowings	(107,795)	(44,000)	(25,000)
Income tax benefits from stock-based compensation	133	570	655
Net cash used for financing activities	(17,792)	(38,500)	(8,711)
Effect of exchange rate changes on cash and cash equivalents	(226)	(431)	46
Net (decrease) increase in cash and cash equivalents	$(3,470)	$(1,319)	$6,959
CASH AND CASH EQUIVALENTS at beginning of year	15,969	17,288	10,329
CASH AND CASH EQUIVALENTS at end of year	$12,499	$15,969	$17,288
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$8,875	$7,807	$8,946
Interest paid	$127	$335	$442

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

1. NATURE OF OPERATIONS

Weyco Group, Inc. designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 16 Company-owned retail stores and an internet business in the United States as of December 31, 2014. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2014 and 2013, the Company’s cash and cash equivalents included investments in money market accounts and cash deposits at various banks.

Investments — All of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all security investments to maturity. See Note 4.

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
Years Ended December 31, 2014, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Inventories — Inventories are valued at cost, which is not in excess of market value. The majority of inventories are determined on a last-in, first-out (“LIFO”) basis. Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs. The Company generally takes title to product at the time of shipping. See Note 5.

Property, Plant and Equipment and Depreciation — Property, plant and equipment are stated at cost. Plant and equipment are depreciated using primarily the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 5 years; furniture and fixtures, 5 to 7 years.

Impairment of Long-Lived Assets — Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. To derive the fair value, the Company utilizes the income approach and the fair value determined is categorized as Level 3 in the fair value hierarchy. The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital. For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the case of its retail stores, the Company groups assets at the individual store level. In connection with the Company’s impairment review, the Company’s retail segment recognized an impairment charge of $93,000 in 2012, which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings. No impairment charge was recorded in 2014 or 2013.

Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the estimated fair value of the underlying assets acquired and liabilities assumed in the acquisition of a business. Goodwill is not subject to amortization. Other intangible assets consist of trademarks, customer relationships, and a non-compete agreement. Intangible assets with definite lives are amortized over their estimated useful lives. Intangible assets which are not amortized are reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. See Note 7.

Life Insurance — Life insurance policies are recorded at the amount that could be realized under the insurance contracts as of the balance sheet date. These assets are included within other assets in the Consolidated Balance Sheets. See Note 8.

Contingent Consideration — The Company recorded its estimate of the fair value of the contingent consideration within other long-term liabilities in the Consolidated Balance Sheets. On a quarterly basis, the Company revalues the liability and records increases or decreases in its fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, accretion of the discount due to the passage of time, or changes in the actual or projected future performance of Bogs. The assumptions used to determine the fair value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense or income recorded in a given period. See Note 10.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Income Taxes — Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. Interest related to unrecognized tax benefits is classified as interest expense in the Consolidated Statements of Earnings. See Note 12.

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

In accordance with the subscription agreement entered into in connection with the acquisition of Florsheim Australia in January 2009, the Company’s equity interest in Florsheim Australia decreases from 60% to 51% of equity issued under the subscription agreement as intercompany loans are paid in accordance with their terms. To date, the Company’s equity interest in Florsheim Australia has decreased from 60% to 55% and the noncontrolling shareholder’s interest has increased from 40% to 45%. This change is reflected in the Consolidated Statements of Equity.

Revenue Recognition — Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company. Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers. All product sales are recorded net of estimated allowances for returns and discounts. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $3.2 million for each of 2014 and 2013, and $3.3 million in 2012.

Shipping and Handling Fees — The Company classifies shipping and handling fees billed to customers as revenues. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the Consolidated Statements of Earnings. Wholesale segment shipping and handling expenses totaled $2.4 million in 2014, $2.7 million in 2013, and $2.3 million in 2012. Retail segment shipping and handling expenses, which result primarily from the Company’s shipments to its U.S. internet consumers, totaled $1.1 million in 2014, $760,000 in 2013, and $750,000 in 2012.

Cost of Sales — The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses — Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation. Distribution costs included in selling and administrative expenses were $11.0 million in 2014, $10.8 million in 2013, and $10.0 million in 2012.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Advertising Costs — Advertising costs are expensed as incurred. Total advertising costs were $10.5 million, $11.4 million, and $10.5 million in 2014, 2013 and 2012, respectively. All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $3.5 million, $4.3 million, and $4.0 million in 2014, 2013 and 2012, respectively.

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

Foreign Currency Transactions — Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction losses totaled approximately $268,000 in 2014, $279,000 in 2013, and $138,000 in 2012.

Financial Instruments — At December 31, 2014, the Company had forward exchange contracts outstanding to sell $9.5 million Canadian dollars at a price of approximately $8.6 million dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $3.3 million U.S. dollars at a price of approximately $3.6 million Australian dollars. These contracts all expire in 2015. Based on year-end exchange rates, the Company recorded gains of approximately $180,000 related to the Canadian contracts and gains of approximately $360,000 related to the Australian contracts.

Earnings Per Share — Basic earnings per share excludes any dilutive effects of restricted stock and options to purchase common stock. Diluted earnings per share includes any dilutive effects of restricted stock and options to purchase common stock. See Note 15.

Comprehensive Income — Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2014	2013
	(Dollars in thousands)
Foreign currency translation adjustments	$(2,894)	$(934)
Pension liability, net of tax	(15,136)	(8,488)
Total accumulated other comprehensive loss	$(18,030)	$(9,422)

The noncontrolling interest as recorded in the Consolidated Balance Sheets at December 31, 2014 and 2013, included foreign currency translation adjustments of approximately ($447,000) and ($33,000), respectively.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the year ended December 31, 2014 (dollars in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2013	$(934)	$(8,488)	$(9,422)
Other comprehensive loss before reclassifications	(1,960)	(7,079)	(9,039)
Amounts reclassified from accumulated other comprehensive loss	—	431	431
Net current period other comprehensive loss	(1,960)	(6,648)	(8,608)
Ending balance, December 31, 2014	$(2,894)	$(15,136)	$(18,030)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2014 and 2013 (dollars in thousands):

	Amounts reclassified from accumulated other comprehensive loss for the year ended December 31,		Affected line item in the statement where net income is presented
	2014	2013
Amortization of defined benefit pension items
Prior service cost	$(112)	$(111)	(1)
Actuarial losses	818	1,813	(1)
Total before tax	706	1,702
Tax benefit	(275)	(664)
Net of tax	$431	$1,038

(1)	These amounts were included in the computation of net periodic pension cost. See Note 11 for additional details.

Stock-Based Compensation — At December 31, 2014, the Company had three stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation —  Stock Compensation (“ASC 718”). The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk — The Company had no individual customer accounts receivable balances outstanding at December 31, 2014 and 2013 that represented more than 10% of the Company’s gross accounts receivable balance. Additionally, there were no single customers with sales above 10% of the Company’s total sales in 2014, 2013 and 2012.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as codified in Accounting Standards Codification 606. The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The amendments in this update require an entity to recognize revenue related to the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this ASU will be effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the sources of data and assumptions used to develop the fair value measurements:

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

The carrying amounts of all short-term financial instruments, except marketable securities and forward exchange contracts, approximate fair value due to the short-term nature of those instruments. Marketable securities are carried at amortized cost. The fair value disclosures of marketable securities are Level 2 valuations as defined by ASC 820, consisting of quoted prices for identical or similar assets in markets that are not active. See Note 4. Forward exchange contracts are carried at fair value. The fair value measurements of forward exchange contracts are based on observable market transactions of spot and forward rates, and thus represent level 2 valuations as defined by ASC 820. The Company’s contingent consideration is measured at fair value. See Note 10.

4. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of December 31, 2014 and 2013. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2014		2013
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,914	$6,006	$5,196	$5,264
Due from one through five years	14,398	15,204	17,636	18,527

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

4. INVESTMENTS  – (continued)

	2014		2013
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Due from six through ten years	9,337	9,711	7,388	7,777
Due from eleven through twenty years	805	762	—	—
Total	$30,454	$31,683	$30,220	$31,568

The unrealized gains and losses on investment securities at December 31, 2014 and 2013 were as follows:

	2014		2013
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$1,279	$(50)	$1,348	$—

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. The Company determined that no other-than-temporary impairment exists for the year ended December 31, 2014.

In 2013, the Company concluded that the unrealized loss on one of its municipal bonds was other-than-temporary. Accordingly, the Company wrote the bond down to fair value and recorded an impairment loss of $200,000. This loss was recorded within other expense, net, in the 2013 Consolidated Statements of Earnings.

5. INVENTORIES

At December 31, 2014 and 2013, inventories consisted of:

	2014	2013
	(Dollars in thousands)
Finished shoes	$87,203	$80,876
LIFO reserve	(18,188)	(17,680)
Total inventories	$69,015	$63,196

Finished shoes included inventory in-transit of $25.9 million and $22.5 million as of December 31, 2014 and 2013, respectively. At December 31, 2014, approximately 91% of the Company’s inventories were valued by the LIFO method of accounting while approximately 9% were valued by the first-in, first-out (“FIFO”) method of accounting. At December 31, 2013, approximately 89% of the Company’s inventories were valued by the LIFO method of accounting while approximately 11% were valued by the FIFO method of accounting.

During 2014, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2014 purchases. The effect of the liquidation decreased cost of goods sold by $151,000 in 2014. During 2013, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

5. INVENTORIES  – (continued)

2013 purchases. The effect of the liquidation decreased cost of goods sold by $64,000 in 2013. During 2012, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2012 purchases. The effect of the liquidation decreased cost of goods sold by $104,000 in 2012.

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2014 and 2013, property, plant and equipment consisted of:

	2014	2013
	(Dollars in thousands)
Land and land improvements	$3,706	$3,607
Buildings and improvements	26,900	26,900
Machinery and equipment	25,816	24,502
Retail fixtures and leasehold improvements	12,259	11,825
Construction in progress	18	252
Property, plant and equipment	68,699	67,086
Less: Accumulated depreciation	(35,005)	(31,974)
Property, plant and equipment, net	$33,694	$35,112

7. INTANGIBLE ASSETS

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following as of December 31, 2014:

	Weighted Average Life (Years)	December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$—	$11,112
Trademarks		34,748	—	34,748
Total indefinite-lived intangible assets		$45,860	$—	$45,860
Amortizable intangible assets:
Non-compete agreement	5	$200	$(153)	$47
Customer relationships	15	3,500	(894)	2,606
Total amortizable intangible assets		$3,700	$(1,047)	$2,653

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following as of December 31, 2013:

	Weighted Average Life (Years)	December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$—	$11,112
Trademarks		34,748	—	34,748

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

7. INTANGIBLE ASSETS  – (continued)

	Weighted Average Life (Years)	December 31, 2013
		Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)
Total indefinite-lived intangible assets		$45,860	$—	$45,860
Amortizable intangible assets:
Non-compete agreement	5	$200	$(113)	$87
Customer relationships	15	3,500	(661)	2,839
Total amortizable intangible assets		$3,700	$(774)	$2,926

The amortizable intangible assets are included within other assets in the Consolidated Balance Sheets. See Note 8.

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

The Company’s $11.1 million of goodwill resulted from the 2011 acquisition of Bogs. The Company uses a two-step process to test this goodwill for impairment. The first step is to compare the applicable reporting unit’s fair value to its carrying value. The Company has determined the applicable reporting unit is its wholesale segment. If the fair value of the wholesale segment is greater than its carrying value, there is no impairment. If the carrying value is greater than the fair value, then the second step must be completed to measure the amount of the impairment, if any. The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference. To date, the Company has never recorded an impairment charge on this goodwill.

The Company tests its trademarks for impairment annually by comparing the fair value of each trademark to its related carrying value. Fair value is estimated using a discounted cash flow methodology. To date, the Company has never recorded an impairment charge on these trademarks.

The Company recorded amortization expense for intangible assets of $273,000 in each of 2014, 2013 and 2012. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense to be as follows:

(Dollars in thousands)	Intangible Assets
2015	$273
2016	240
2017	233
2018	233
2019	233
Thereafter	1,441
Total	$2,653

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

8. OTHER ASSETS

Other assets included the following amounts at December 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Cash surrender value of life insurance	14,148	13,440
Intangible assets (See Note 7)	2,653	2,926
Investment in real estate	2,793	3,112
Other	1,710	1,977
Total other assets	$21,304	$21,455

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $15.7 million in aggregate as of December 31, 2014.

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

9. SHORT-TERM BORROWINGS

At December 31, 2014, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2015. The line of credit bears interest at LIBOR plus 0.75%. At December 31, 2014, outstanding borrowings were approximately $5.4 million at an interest rate of 0.92%. The highest balance during the year was $24.3 million. At December 31, 2013, outstanding borrowings were $12.0 million at an interest rate of 0.90%.

10. CONTINGENT CONSIDERATION

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of The Combs Company (“Bogs”) related to the Company’s acquisition of Bogs in 2011. The estimate of contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first contingent payment was due in 2013 and was paid on March 28, 2013, in the amount of $1,270,000. The second payment is due in March 2016. In accordance with ASC 805, Business Combinations (“ASC 805”), the Company remeasures its estimate of the fair value of the contingent consideration at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the second contingent payment was approximately $5.7 million and $5.1 million as of December 31, 2014 and December 31, 2013, respectively. The balance was recorded within other long-term liabilities in the Consolidated Balance Sheets. The total contingent consideration is reflected in the Company’s wholesale segment.

The following table summarizes the activity during 2014 and 2013 related to the contingent payments as recorded in the Consolidated Statements of Earnings (dollars in thousands):

	2014	2013
Beginning balance	$5,064	$6,261
Payment of contingent consideration	—	(1,270)
Net losses on remeasurement of contingent consideration	560	24
Interest expense	51	49
Ending balance	$5,675	$5,064

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

10. CONTINGENT CONSIDERATION  – (continued)

The net losses on remeasurement of contingent consideration were recorded within selling and administrative expenses in the Consolidated Statements of Earnings. The increase in the estimated liability in 2014 was primarily a result of Bogs performance in the current year. Bogs generated higher gross margin dollars in 2014 than the Company had originally projected.

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820. The fair value measurement was determined using a probability-weighted model which includes various estimates related to Bogs future sales levels and gross margins. As of December 31, 2014, management estimates that the range of potential amounts for the second payment is between $5.3 million and $6.3 million. Management believes it is at least reasonably possible that this estimate could change in the near term.

11. EMPLOYEE RETIREMENT PLANS

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

The Company’s pension plan’s weighted average asset allocation at December 31, 2014 and 2013, by asset category, was as follows:

	Plan Assets at December 31,
	2014	2013
Asset Category:
Equity Securities	50%	56%
Fixed Income Securities	43%	35%
Other	7%	9%
Total	100%	100%

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

11. EMPLOYEE RETIREMENT PLANS  – (continued)

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.50% long-term rate of return on assets assumption for 2014.

Assumptions used in determining the funded status at December 31, 2014 and 2013 were:

	2014	2013
Discount rate	4.17%	5.03%
Rate of compensation increase	4.00%	4.50%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2014 and 2013:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2014	2013	2014	2013
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$41,470	$43,452	$12,337	$12,270
Service cost	1,042	1,406	221	320
Interest cost	1,999	1,832	586	570
Actuarial loss (gain)	8,221	(3,466)	2,047	(468)
Benefits paid	(1,800)	(1,754)	(350)	(355)
Projected benefit obligation, end of year	$50,932	$41,470	$14,841	$12,337
Change in plan assets
Fair value of plan assets, beginning of year	31,522	27,819	—	—
Actual return on plan assets	1,145	4,316	—	—
Administrative expenses	(140)	(141)	—	—
Contributions	1,300	1,282	350	355
Benefits paid	(1,800)	(1,754)	(350)	(355)
Fair value of plan assets, end of year	$32,027	$31,522	$—	$—
Funded status of plan	$(18,905)	$(9,948)	$(14,841)	$(12,337)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities – other	$—	$—	$(367)	$(384)
Long-term pension liability	(18,905)	(9,948)	(14,474)	(11,953)
Net amount recognized	$(18,905)	$(9,948)	$(14,841)	$(12,337)
Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $7,559, $4,054, $2,431 and $1,729, respectively	$11,824	$6,341	$3,803	$2,705
Prior service cost (credit), net of income tax benefit (liability) of $0, $1, ($314) and ($358), respectively	—	1	(491)	(559)
Net amount recognized	$11,824	$6,342	$3,312	$2,146

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The actuarial loss recognized in 2014 primarily resulted from a decrease in the discount rate used to determine the funded status and the use of an updated mortality table. The accumulated benefit obligation for the defined benefit pension plan and the supplemental pension plan was $45.3 million and $14.3 million, respectively, at December 31, 2014 and $36.3 million and $11.3 million, respectively, at December 31, 2013.

Assumptions used in determining net periodic pension cost for the years ended December 31, 2014, 2013 and 2012 were:

	2014	2013	2012
Discount rate	5.03%	4.23%	4.60%
Rate of compensation increase	4.00%	4.50%	4.50%
Long-term rate of return on plan assets	7.50%	7.75%	7.75%

The components of net periodic pension cost for the years ended December 31, 2014, 2013 and 2012, were:

	2014	2013	2012
	(Dollars in thousands)
Benefits earned during the period	$1,263	$1,726	$1,472
Interest cost on projected benefit obligation	2,586	2,403	2,317
Expected return on plan assets	(2,343)	(2,094)	(1,994)
Net amortization and deferral	706	1,702	1,612
Net pension expense	$2,212	$3,737	$3,407

The Company expects to recognize expense of approximately $1.9 million due to the amortization of unrecognized loss and income of approximately $100,000 due to the amortization of prior service cost as components of net periodic benefit cost in 2015, which are included in accumulated other comprehensive loss at December 31, 2014.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the level of cash contribution that will be required in 2015 to maintain the minimum funding balance is unknown.

Projected benefit payments for the plans as of December 31, 2014 were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2015	$2,033	$367
2016	$2,154	$383
2017	$2,234	$552
2018	$2,360	$568
2019	$2,510	$578
2020 – 2024	$13,579	$4,244

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2014 by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2014
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$11,888	$1,139	$—	$13,027
Preferred stocks	414	20	—	434
Exchange traded funds	3,030	—	—	3,030
Corporate obligations	—	4,762	—	4,762
State and municipal obligations	—	1,592	—	1,592
Pooled fixed income funds	5,893	—	—	5,893
U.S. government securities	—	1,131	—	1,131
Cash and cash equivalents	2,069	—	—	2,069
Subtotal	$23,294	$8,644	$—	$31,938
Other assets(1)				89
Total				$32,027

(1)	This category represents trust receivables that are not leveled.

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2013 by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2013
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$13,339	$1,470	$—	$14,809
Preferred stocks	786	—	—	786
Exchange traded funds	2,761	—	—	2,761
Corporate obligations	—	4,636	—	4,636
State and municipal obligations	—	538	—	538
Pooled fixed income funds	4,150	—	—	4,150
U.S. government securities	—	838	—	838
Cash and cash equivalents	2,927	—	—	2,927
Subtotal	$23,963	$7,482	$—	$31,445
Other assets(1)				77
Total				$31,522

(1)	This category represents trust receivables that are not leveled.

The Company also has a defined contribution plan covering substantially all employees. The Company contributed approximately $302,000, $227,000 and $221,000 in 2014, 2013 and 2012, respectively.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

12. INCOME TAXES

The provision for income taxes included the following components at December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(Dollars in thousands)
Current:
Federal	$7,339	$6,449	$6,985
State	1,131	940	928
Foreign	1,649	1,273	972
Total	10,119	8,662	8,885
Deferred	1,115	1,268	1,648
Total provision	$11,234	$9,930	$10,533

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.8	2.6	2.3
Non-taxable municipal bond interest	(1.2)	(1.7)	(1.9)
Foreign income tax rate differences	(0.8)	(0.9)	(2.2)
Other	0.4	0.2	0.9
Effective tax rate	36.2%	35.2%	34.1%

The foreign component of pretax net earnings was $5.0 million, $4.2 million and $6.2 million for 2014, 2013 and 2012, respectively. As of December 31, 2014, the total amount of unremitted foreign earnings was $7.0 million. A deferred tax liability has not been recorded on these unremitted earnings because the Company intends to permanently reinvest such earnings outside of the U.S. Future dividends, if any, would be paid only out of current year earnings in the year earned. If the remaining unremitted foreign earnings at December 31, 2014 were to be repatriated in the future, the related deferred tax liability would not have a material impact on the Company’s financial statements.

The components of deferred taxes as of December 31, 2014 and 2013 were as follows:

	2014	2013
	(Dollars in thousands)
Deferred tax benefits:
Accounts receivable reserves	$442	$440
Pension liability	13,161	8,691
Accrued liabilities	2,426	2,164
	16,029	11,295
Deferred tax liabilities:
Inventory and related reserves	(3,636)	(2,601)
Cash value of life insurance	(3,451)	(3,240)
Property, plant and equipment	(1,703)	(1,757)
Intangible assets	(6,642)	(5,948)
Prepaid expenses and other assets	(240)	(264)
Foreign currency gains on intercompany loans	(105)	(327)
	(15,777)	(14,137)
Net deferred income tax benefits (liabilities)	$252	$(2,842)

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

12. INCOME TAXES  – (continued)

The net deferred tax benefits (liabilities) are classified in the Consolidated Balance Sheets as follows:

	2014	2013
	(Dollars in thousands)
Current deferred income tax liabilities	$(1,747)	$(849)
Noncurrent deferred income tax benefits (liabilities)	1,999	(1,993)
	$252	$(2,842)

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2011	$—
Increases related to current year tax positions	124
Balance at December 31, 2012	$124
Increases related to current year tax positions	—
Balance at December 31, 2013	$124
Favorable settlements of tax positions	(55)
Decreases related to prior year tax positions	(69)
Balance at December 31, 2014	$—

The Company had no unrecognized tax benefits at December 31, 2014. At December 31, 2013 and 2012, the Company had unrecognized tax benefits of $124,000, which, if recognized, would reduce the Company’s annual effective tax rate. Included in the Consolidated Balance Sheets at December 31, 2013 and 2012, was a liability for potential interest related to these positions of $5,000 and $2,000, respectively.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2010 through 2014 tax years remain subject to examination by those taxing authorities.

13. COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases office space in the U.S. and its distribution facilities in Canada and overseas. Total minimum rents were $9.7 million in 2014, $9.5 million in 2013 and $9.6 million in 2012. Percentage rentals were $512,000 in 2014, $430,000 in 2013, and $1.2 million in 2012.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

13. COMMITMENTS  – (continued)

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014, are shown below. Renewal options exist for many long-term leases.

(Dollars in thousands)	Operating Leases
2015	$8,579
2016	7,265
2017	6,221
2018	5,024
2019	4,539
Thereafter	6,015
Total	$37,643

At December 31, 2014, the Company also had purchase commitments of approximately $80.8 million to purchase inventory, all of which were due in less than one year.

14. STOCK REPURCHASE PROGRAM

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to purchase shares of its common stock in open market transactions at prevailing prices. In 2014, the Company purchased 297,576 shares at a total cost of $8.0 million through its stock repurchase program. In 2013, the Company purchased 195,050 shares at a total cost of $4.6 million through its stock repurchase program. In 2012, the Company purchased 285,422 shares at a total cost of $6.6 million through its stock repurchase program. At December 31, 2014, the Company was authorized to purchase an additional 330,899 shares under the program.

15. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$19,020	$17,601	$18,957
Denominator:
Basic weighted average shares outstanding	10,791	10,779	10,844
Effect of dilutive securities:
Employee stock-based awards	97	86	106
Diluted weighted average shares outstanding	10,888	10,865	10,950
Basic earnings per share	$1.76	$1.63	$1.75
Diluted earnings per share	$1.75	$1.62	$1.73

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

15. EARNINGS PER SHARE  – (continued)

Diluted weighted average shares outstanding for 2014 exclude antidilutive stock options totaling 656,000 shares at a weighted average price of $27.76. Diluted weighted average shares outstanding for 2013 exclude antidilutive unvested restricted stock and outstanding stock options totaling 353,000 shares at a weighted average price of $26.85. Diluted weighted average shares outstanding for 2012 exclude antidilutive unvested restricted stock and outstanding stock options totaling 874,530 shares at a weighted average price of $24.26.

Unvested restricted stock awards provide holders with dividend rights prior to vesting, however, such rights are forfeitable if the awards do not vest. As a result, unvested restricted stock awards are not participating securities and are excluded from the computation of earnings per share.

16. SEGMENT INFORMATION

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2014, 2013 and 2012, there was no single customer with sales above 10% of the Company’s total sales.

In the retail segment, the Company operated 16 Company-owned stores in principal cities and an internet business in the United States as of December 31, 2014. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2014
Product sales	$240,247	$23,324	$53,735	$317,306
Licensing revenues	3,182	—	—	3,182
Net sales	243,429	23,324	53,735	320,488
Depreciation	2,251	553	855	3,659
Earnings from operations	22,527	3,300	4,830	30,657
Total assets	244,278	4,689	28,479	277,446
Capital expenditures	1,305	60	1,525	2,890

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

16. SEGMENT INFORMATION  – (continued)

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

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(Dollars in thousands)
Net Sales:
United States	$244,260	$231,729	$225,397
Canada	22,493	17,183	16,859
Europe	9,048	8,117	7,230
Australia	30,466	29,318	29,465
Asia	9,842	9,484	8,956
South Africa	4,379	4,453	5,564
Total	$320,488	$300,284	$293,471
Long-Lived Assets:
United States	$75,952	$77,755	$80,268
Other	9,048	9,255	6,009
	$85,000	$87,010	$86,277

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), goodwill, trademarks, investment in real estate and amortizable intangible assets.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

17. STOCK-BASED COMPENSATION PLANS

At December 31, 2014, the Company had three stock-based compensation plans: the 2005 Equity Incentive Plan, the 2011 Incentive Plan and the 2014 Incentive Plan (collectively, “the Plans”). Under the Plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant. The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards. Awards are no longer granted under the 2005 and 2011 plans.

Stock options and restricted stock awards were granted on August 26, 2014, December 2, 2013, and on December 1, 2012. Under the 2011 and 2014 Incentive Plans, stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Under 2005 plan, stock options were valued at fair market value based on the average of the Company’s high and low trade prices on the date of grant. The stock options and restricted stock awards granted in 2014, 2013 and 2012 vest ratably over four years. Stock options granted between 2014 and 2011 expire six years from the date of grant. Stock options granted between 2006 and 2010 expire five years from the date of grant. Stock options granted prior to 2006 expire ten years from the grant date, with the exception of certain incentive stock options, which expired five years from the date of grant. As of December 31, 2014, there were 643,400 shares remaining available for stock-based awards under the 2014 Incentive Plan.

In accordance with ASC 718, stock-based compensation expense was recognized in the 2014, 2013 and 2012 consolidated financial statements for stock options and restricted stock awards granted since 2008. An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation, and the estimate was adjusted quarterly to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates. The effect of applying the expense recognition provisions of ASC 718 in 2014, 2013 and 2012 decreased Earnings Before Provision For Income Taxes by approximately $1,465,000, $1,283,000 and $1,201,000, respectively.

As of December 31, 2014, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2011 through 2014 which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years. As of December 31, 2014, there was $1.3 million of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2011 through 2014 which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2014, 2013 and 2012:

	2014	2013	2012
Risk-free interest rate	1.45%	1.10%	0.51%
Expected dividend yield	2.81%	2.53%	2.89%
Expected term	4.3 years	4.3 years	4.3 years
Expected volatility	17.8%	16.2%	26.4%

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

17. STOCK-BASED COMPENSATION PLANS  – (continued)

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2014		2013		2012
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,260,866	$24.41	1,265,792	$22.76	1,307,488	$21.76
Granted	331,600	27.04	333,300	28.50	253,400	23.53
Exercised	(218,150)	22.37	(219,526)	17.91	(174,646)	13.17
Forfeited or expired	(18,900)	25.71	(118,700)	30.30	(120,450)	27.37
Outstanding at end of year	1,355,416	$25.36	1,260,866	$24.41	1,265,792	$22.76
Exercisable at end of year	603,834	$23.66	581,081	$22.39	706,863	$21.89
Weighted average fair market value of options granted	$2.93		$2.77		$3.68

	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2014	3.8	$5,839,000
Exercisable – December 31, 2014	2.4	$3,631,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 31, 2014 of $29.67 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested – December 31, 2011	485,978	$24.46	$4.70
Granted	253,400	23.53	3.68
Vested	(173,824)	25.05	4.73
Forfeited	(6,625)	24.26	4.60
Non-vested – December 31, 2012	558,929	$23.86	$4.23
Granted	333,300	28.50	2.77
Vested	(207,044)	23.83	4.42
Forfeited	(5,400)	23.95	4.28
Non-vested – December 31, 2013	679,785	$26.14	$3.46
Granted	331,600	27.04	2.93
Vested	(243,303)	25.54	3.80
Forfeited	(16,500)	25.98	3.44
Non-vested – December 31, 2014	751,582	$26.74	$3.12

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

17. STOCK-BASED COMPENSATION PLANS  – (continued)

The following table summarizes information about outstanding and exercisable stock options at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$18.03	105,166	0.32	$18.03	105,166	$18.03
$23.53 to $24.49	594,250	2.82	24.01	416,518	24.12
$27.04 to $28.50	656,000	5.29	27.76	82,150	28.50
	1,355,416	3.82	$25.36	603,834	$23.66

The following table summarizes stock option activity for the years ended December 31:

	2014	2013	2012
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,108	$1,506	$1,704
Cash received from stock option exercises	$4,881	$3,932	$2,300
Income tax benefit from the exercise of stock options	$432	$588	$664
Total fair value of stock options vested	$923	$915	$821

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2012, 2013 and 2014:

Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2011	38,000	$24.47
Issued	19,600	23.53
Vested	(15,025)	24.97
Forfeited	—	—
Non-vested – December 31, 2012	42,575	23.87
Issued	20,400	28.50
Vested	(15,475)	23.85
Forfeited	—	—
Non-vested – December 31, 2013	47,500	$25.86
Issued	24,400	27.04
Vested	(17,850)	25.31
Forfeited	—	—
Non-vested – December 31, 2014	54,050	$26.58

At December 31, 2014, the Company expected 54,050 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.8 years. These shares had an aggregate intrinsic value of $1.6 million at December 31, 2014. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 31, 2014 of $29.67 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was approximately $183,000 in 2014, $177,000 in 2013, and $137,000 in 2012.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

18. QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$74,929	$62,863	$87,425	$95,271	$320,488
Gross earnings	$27,364	$24,217	$32,421	$39,066	$123,068
Net earnings attributable to Weyco Group, Inc.	$3,205	$2,207	$5,518	$8,090	$19,020
Net earnings per share:
Basic	$0.30	$0.20	$0.51	$0.75	$1.76
Diluted	$0.29	$0.20	$0.51	$0.75	$1.75

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$73,590	$65,041	$83,108	$78,545	$300,284
Gross earnings	$27,699	$24,698	$31,579	$33,337	$117,313
Net earnings attributable to Weyco Group, Inc.	$3,200	$2,205	$5,392	$6,804	$17,601
Net earnings per share:
Basic	$0.30	$0.20	$0.50	$0.63	$1.63
Diluted	$0.30	$0.20	$0.50	$0.62	$1.62

19. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful Accounts	Returns and Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2011	$1,415	$944	$2,359
Add – Additions charged to earnings	175	2,954	3,129
Deduct – Charges for purposes for which reserves were established	(319)	(2,750)	(3,069)
BALANCE, DECEMBER 31, 2012	$1,271	$1,148	$2,419
Add – Additions charged to earnings	132	2,974	3,106
Deduct – Charges for purposes for which reserves were established	(170)	(3,062)	(3,232)
BALANCE, DECEMBER 31, 2013	$1,233	$1,060	$2,293
Add – Additions charged to earnings	240	3,299	3,539
Deduct – Charges for purposes for which reserves were established	(246)	(3,202)	(3,448)
BALANCE, DECEMBER 31, 2014	$1,227	$1,157	$2,384

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 11, 2015, the date these financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2015 (the “2015 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2015 Proxy Statement in sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Director Compensation,” and “Corporate Governance and Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2015 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,355,416	$25.36	643,400
Equity compensation plans not approved by shareholders	—	—	—
Total	1,355,416	$25.36	643,400

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2015 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2015 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements — See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2014 Annual Report on Form 10-K.
(2)	Financial Statement Schedules — Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.
(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004
3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007
10.1	Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008
10.2	Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008
10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008
10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008
10.4a	Loan Modification Agreement dated December 6, 2012 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4a to Form 10-K for Year Ended December 31, 2013
10.5*	Consulting Agreement — Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001
10.6*	Employment Agreement (Renewal) — Thomas W. Florsheim, Jr., dated January 1, 2014	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2013

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.7*	Employment Agreement (Renewal) — John W. Florsheim, dated January 1, 2014	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2013
10.8*	Excess Benefits Plan — Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005
10.9*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006
10.10*	Deferred Compensation Plan — Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005
10.11	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 4, 2014	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2014
10.12	PNC Bank Loan Agreement, dated November 5, 2013	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2013
10.13	PNC Bank Committed Line of Credit Note, dated November 5, 2013	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2013
10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008
10.18*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005
10.19*	Weyco Group, Inc. 2011 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 3, 2011
10.20*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014
10.20a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19a to Form 10-Q for Quarter Ended September 30, 2014
10.20b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19b to Form 10-Q for Quarter Ended September 30, 2014
10.20c*	Form of restricted stock agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19c to Form 10-Q for Quarter Ended September 30, 2014
21	Subsidiaries of the Registrant		X
23.1	Consent of Independent Registered Public Accounting Firm dated March 11, 2015		X
31.1	Certification of Chief Executive Officer		X

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
31.2	Certification of Chief Financial Officer		X
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X
101	The following financial information from Weyco Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
By /s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary	March 11, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 11, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

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
/s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
/s/ Judy Anderson Judy Anderson, Vice President, Finance and Treasurer (Principal Accounting Officer)
/s/ Tina Chang Tina Chang, Director

/s/ Robert Feitler Robert Feitler, Director
/s/ Cory L. Nettles Cory L. Nettles, Director
/s/ Frederick P. Stratton, Jr. Frederick P. Stratton, Jr., Director