Form 10-Q
period 2015-03-31
WEYCO GROUP INC
filed 2015-05-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

As of April 30, 2015, there were 10,852,905 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited consolidated condensed financial statements have been prepared by Weyco Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$12,117	$12,499
Marketable securities, at amortized cost	5,844	5,914
Accounts receivable, net	55,748	55,100
Inventories	61,151	69,015
Prepaid expenses and other current assets	5,951	7,521
Total current assets	140,811	150,049

Marketable securities, at amortized cost	23,170	24,540
Deferred income tax benefits	2,152	1,999
Property, plant and equipment, net	33,112	33,694
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,058	21,304
Total assets	$266,163	$277,446

LIABILITIES AND EQUITY:
Short-term borrowings	$6,621	$5,405
Accounts payable	6,799	15,657
Dividend payable	-	2,045
Accrued liabilities	14,265	12,752
Accrued income tax payable	1,371	151
Deferred income tax liabilities	2,019	1,747
Total current liabilities	31,075	37,757

Long-term pension liability	33,784	33,379
Other long-term liabilities	2,645	8,356

Common stock	10,851	10,821
Capital in excess of par value	40,772	37,966
Reinvested earnings	159,415	160,179
Accumulated other comprehensive loss	(19,096)	(18,030)
Total Weyco Group, Inc. equity	191,942	190,936
Noncontrolling interest	6,717	7,018
Total equity	198,659	197,954
Total liabilities and equity	$266,163	$277,446

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)

Net sales	$78,052	$74,929
Cost of sales	49,315	47,565
Gross earnings	28,737	27,364

Selling and administrative expenses	22,951	22,494
Earnings from operations	5,786	4,870

Interest income	260	289
Interest expense	(18)	(42)
Other expense, net	(278)	(115)

Earnings before provision for income taxes	5,750	5,002

Provision for income taxes	2,158	1,752

Net earnings	3,592	3,250

Net (loss) earnings attributable to noncontrolling interest	(41)	45

Net earnings attributable to Weyco Group, Inc.	$3,633	$3,205

Weighted average shares outstanding
Basic	10,770	10,833
Diluted	10,867	10,930

Earnings per share
Basic	$0.34	$0.30
Diluted	$0.33	$0.29

Cash dividends declared (per share)	$0.19	$0.18

Comprehensive income	$2,266	$3,454

Comprehensive (loss) income attributable to noncontrolling interest	(301)	207

Comprehensive income attributable to Weyco Group, Inc.	$2,567	$3,247

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,592	$3,250
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	734	953
Amortization	110	54
Bad debt expense	34	112
Deferred income taxes	(55)	7
Net foreign currency transaction losses	203	65
Stock-based compensation	360	338
Pension expense	937	678
Increase in cash surrender value of life insurance	(135)	(135)
Changes in operating assets and liabilities -
Accounts receivable	(683)	(5,528)
Inventories	7,822	13,422
Prepaid expenses and other assets	1,870	2,799
Accounts payable	(8,841)	(7,551)
Accrued liabilities and other	(5,564)	(1,309)
Accrued income taxes	1,218	1,146
Net cash provided by operating activities	1,602	8,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(300)	(3,528)
Proceeds from maturities of marketable securities	1,715	2,416
Purchase of property, plant and equipment	(531)	(300)
Net cash provided by (used for) investing activities	884	(1,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,095)	(3,899)
Shares purchased and retired	(2,422)	(81)
Proceeds from stock options exercised	2,149	165
Proceeds from bank borrowings	31,419	4,815
Repayments of bank borrowings	(30,203)	(7,824)
Income tax benefits from stock-based compensation	412	14
Net cash used for financing activities	(2,740)	(6,810)

Effect of exchange rate changes on cash and cash equivalents	(128)	94

Net (decrease) increase in cash and cash equivalents	$(382)	$173

CASH AND CASH EQUIVALENTS at beginning of period	12,499	15,969

CASH AND CASH EQUIVALENTS at end of period	$12,117	$16,142

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$535	$490
Interest paid	$18	$30

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2015, are not necessarily indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$3,633	$3,205

Denominator:
Basic weighted average shares outstanding	10,770	10,833
Effect of dilutive securities:
Employee stock-based awards	97	97
Diluted weighted average shares outstanding	10,867	10,930

Basic earnings per share	$0.34	$0.30

Diluted earnings per share	$0.33	$0.29

Diluted weighted average shares outstanding for the three months ended March 31, 2015, exclude anti-dilutive stock options totaling 652,700 shares of common stock at a weighted average price of $27.76. Diluted weighted average shares outstanding for the three months ended March 31, 2014, exclude anti-dilutive stock options totaling 331,800 shares of common stock at a weighted average price of $28.50.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all bond investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of March 31, 2015, and December 31, 2014.

	March 31, 2015		December 31, 2014
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,844	$5,919	$5,914	$6,006
Due from one through five years	13,116	13,856	14,398	15,204
Due from six through ten years	8,957	9,366	9,337	9,711
Due from eleven through twenty years	1,097	1,069	805	762
Total	$29,014	$30,210	$30,454	$31,683

The unrealized gains and losses on investment securities at March 31, 2015, and at December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,245	$(49)	$1,279	$(50)

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2015, and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of March 31, 2015:

		March 31, 2015
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(163)	$37
Customer relationships	15	3,500	(953)	2,547
Total amortizable intangible assets		$3,700	$(1,116)	$2,584

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of December 31, 2014:

		December 31, 2014
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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2015 and 2014, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2015
Product sales	$60,448	$4,920	$11,989	$77,357
Licensing revenues	695	-	-	695
Net sales	$61,143	$4,920	$11,989	$78,052
Earnings from operations	$4,811	$272	$703	$5,786

2014
Product sales	$56,061	$5,206	$13,013	$74,280
Licensing revenues	649	-	-	649
Net sales	$56,710	$5,206	$13,013	$74,929
Earnings from operations	$3,568	$418	$884	$4,870

6.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Benefits earned during the period	$411	$391
Interest cost on projected benefit obligation	673	663
Expected return on plan assets	(592)	(573)
Net amortization and deferral	445	197
Net pension expense	$937	$678

7.	Stock-Based Compensation Plans

During the three months ended March 31, 2015, the Company recognized approximately $360,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2011 through 2014. During the three months ended March 31, 2014, the Company recognized approximately $338,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2010 through 2013.

The following table summarizes the Company’s stock option activity for the three month period ended March 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2014	1,355,416	$25.36
Exercised	(115,416)	$18.62
Forfeited or expired	(4,875)	$26.60
Outstanding at March 31, 2015	1,235,125	$25.99	3.9	$4,833,000
Exercisable at March 31, 2015	488,418	$24.85	2.6	$2,469,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the closing price of the Company's stock on March 31, 2015, the last trading day of the quarter, of $29.90 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,057	$37
Cash received from stock option exercises	$2,149	$165
Income tax benefit from the exercise of stock options	$412	$14

The following table summarizes the Company’s restricted stock award activity for the three month period ended March 31, 2015:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2014	54,050	$26.58
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2015	54,050	$26.58	2.7	$1,616,000

*	The aggregate intrinsic value of non-vested restricted stock was calculated using the closing price of the Company's stock on March 31, 2015, the last trading day of the quarter, of $29.90 multiplied by the number of non-vested restricted shares outstanding.

8.	Short-Term Borrowings

At March 31, 2015, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2015. The line of credit bears interest at LIBOR plus 0.75%. At March 31, 2015, outstanding borrowings were approximately $6.6 million at an interest rate of 0.93%. The highest balance on the line of credit during the quarter was $12.9 million.

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

The Company’s estimate of the fair value of the second contingent payment was approximately $5.7 million as of March 31, 2015, and December 31, 2014. The entire balance was recorded within accrued liabilities as of March 31, 2015, and other long-term liabilities as of December 31, 2014, in the Consolidated Condensed Balance Sheets (Unaudited).

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

10.	Financial Instruments

At March 31, 2015, the Company had forward exchange contracts outstanding to sell $5.5 million Canadian dollars at a price of approximately $5.0 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $4.0 million U.S. dollars at a price of approximately $4.9 million Australian dollars. Based on quarter-end exchange rates, there were no significant gains or losses on the outstanding contracts.

The Company determines the fair value of forward exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

11.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2015 and 2014, was as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net earnings	$3,592	$3,250
Foreign currency translation adjustments	(1,597)	84
Pension liability, net of tax of $174 and $77, respectively	271	120
Total comprehensive income	$2,266	$3,454

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,231)	$(2,894)
Pension liability, net of tax	(14,865)	(15,136)
Total accumulated other comprehensive loss	$(19,096)	$(18,030)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2014	$(2,894)	$(15,136)	$(18,030)
Other comprehensive loss before reclassifications	(1,337)	-	(1,337)
Amounts reclassified from accumulated other comprehensive loss	-	271	271
Net current period other comprehensive (loss) income	(1,337)	271	(1,066)
Ending balance, March 31, 2015	$(4,231)	$(14,865)	$(19,096)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2015:

	Amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2015	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(28)	(1)
Actuarial losses	473	(1)
Total before tax	445
Tax benefit	(174)
Net of tax	$271

(1)	These amounts were included in the computation of net periodic pension cost. See Note 6 for additional details.

12.	Equity

A reconciliation of the Company’s equity for the three months ended March 31, 2015, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2014	$10,821	$37,966	$160,179	$(18,030)	$7,018

Net earnings	-	-	3,633	-	(41)
Foreign currency translation adjustments	-	-	-	(1,337)	(260)
Pension liability adjustment, net of tax	-	-	-	271	-
Cash dividends declared	-	-	(2,060)	-	-
Stock options exercised	115	2,034	-	-	-
Stock-based compensation expense	-	360	-	-	-
Income tax benefit from stock options exercised	-	412	-	-	-
Shares purchased and retired	(85)	-	(2,337)	-	-

Balance, March 31, 2015	$10,851	$40,772	$159,415	$(19,096)	$6,717

13.	Subsequent Events

On May 5, 2015, the Company’s Board of Directors authorized the repurchase of an additional 1.0 million shares of its common stock under its repurchase program, bringing the total available to purchase to approximately 1.2 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 15 Company-owned retail stores and an internet business in the United States as of March 31, 2015. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2015 were $78.1 million, up 4% over last year’s first quarter net sales of $74.9 million. Earnings from operations increased 19% to $5.8 million this quarter, from $4.9 million in the same period of 2014. Consolidated net earnings attributable to Weyco Group, Inc. rose 13% to $3.6 million in the first quarter of 2015, from $3.2 million in last year’s first quarter. Diluted earnings per share increased to $0.33 for the three months ended March 31, 2015, up from $0.29 per share in the first quarter of 2014.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $4.4 million this quarter, compared to the same period last year. This increase was primarily due to higher sales of the Stacy Adams, BOGS and Nunn Bush brands.

Consolidated earnings from operations were up $916,000 for the quarter, compared to the same period last year, primarily due to the increase in wholesale net sales.

Financial Position Highlights

At March 31, 2015, cash and marketable securities totaled $41.1 million and outstanding debt totaled $6.6 million. At December 31, 2014, cash and marketable securities totaled $43.0 million and outstanding debt totaled $5.4 million. During the first three months of 2015, the Company collected $2.1 million from stock option exercises, generated $1.6 million in cash from operations, received net proceeds of $1.4 million from maturities of marketable securities, and drew down $1.2 million on its revolving line of credit. The Company paid dividends of $4.1 million, spent $2.4 million on purchases of Company stock and had $531,000 in capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,		%
	2015	2014	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$61,143	$56,710	8%
North American Retail	4,920	5,206	-5%
Other	11,989	13,013	-8%
Total	$78,052	$74,929	4%

Earnings from Operations
North American Wholesale	$4,811	$3,568	35%
North American Retail	272	418	-35%
Other	703	884	-20%
Total	$5,786	$4,870	19%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2015 and 2014, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended March 31,		%
	2015	2014	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$20,450	$17,761	15%
Nunn Bush	17,369	16,612	5%
Florsheim	12,604	12,998	-3%
BOGS/Rafters	9,344	7,767	20%
Umi	681	923	-26%
Total North American Wholesale	$60,448	$56,061	8%
Licensing	695	649	7%
Total North American Wholesale Segment	$61,143	$56,710	8%

The increase in Stacy Adams first quarter net sales was primarily due to sales volume increases in the modern dress shoe category across all major distribution channels. Net sales of the Nunn Bush brand were up due to increased sales with department stores and off-price retailers, partially offset by lower sales with national shoe chains. Florsheim’s net sales were down mainly due to lower sales with department stores and off-price retailers. The increase in BOGS/Rafters net sales was primarily due to higher sales volumes of BOGS women’s and children’s boots in the U.S. and Canada.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Driven by higher sales volumes, earnings from operations in the North American wholesale segment increased 35% to $4.8 million in the first quarter of 2015, from $3.6 million in the same period last year. Wholesale gross earnings were $19.0 million, or 31.0% of net sales, in the first quarter of 2015, compared with $17.2 million, or 30.4% of net sales, in last year’s first quarter.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.8 million for each of the three-month periods ended March 31, 2015 and 2014. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were 23% of net sales in the first quarter of 2015 versus 24% in the same period last year.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $4.9 million in the first quarter of 2015, down 5% as compared to $5.2 million in 2014. Same store sales, which include sales of both the U.S. internet business and brick and mortar stores, were down 1% for the quarter. The Company’s U.S. internet sales were $2.4 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively. Sales at the Company’s brick and mortar locations were $2.5 million in the first quarter of 2015 and $3.0 million in the same period of 2014. The decrease in sales was due to a 9% decrease in brick and mortar same store sales and the impact of two fewer stores operating in 2015 compared to 2014.

Earnings from Operations

Earnings from operations in the North American retail segment decreased 35% to $272,000 in the first quarter of 2015, from $418,000 in the first quarter of 2014. Retail gross earnings were 65.9% of net sales in the first quarter of 2015, up from 65.2% of net sales in 2014. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Retail selling and administrative expenses were 60.3% of net sales in the first quarter of 2015 versus 57.2% in last year’s first quarter. The decrease in retail earnings from operations was primarily due to lower net sales at the Company’s brick and mortar stores.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $12.0 million in the first quarter of 2015, down 8% as compared to $13.0 million in 2014. This decrease resulted from the translation of local currency sales into U.S. dollars. The majority of the Company’s other net sales were generated by Florsheim Australia. For the quarter ended March 31, 2015, Florsheim Australia’s net sales were down 2% for the quarter; however, in local currency, its net sales were up 11%. This increase was due to higher sales volumes in both its retail businesses, where sales were up 11% (same store sales up 8%), and its wholesale businesses, where sales were up 12%. Florsheim Australia’s net sales were negatively impacted by the weaker Australian dollar relative to the U.S. dollar in the first quarter of 2015, as compared to last year’s first quarter. Florsheim Europe’s net sales this quarter were down 9% in local currency and 25% in U.S. dollars, as compared to the first quarter of 2014.

Collectively, the operating earnings of the Company’s other businesses were $703,000 this quarter, down 20% as compared to $884,000 in the first quarter of 2014. This decrease was primarily due to lower operating earnings at Florsheim Europe.

Other income and expense and taxes

Interest income for the first quarter of 2015 was down $29,000 compared to the first quarter of 2014, due to a lower average investment balance this year compared to last year. Interest expense was down $24,000 for the quarter, due to a lower average debt balance this year compared to last year.

The Company’s effective tax rate for the quarter ended March 31, 2015, was 37.5% as compared to 35.0% for the same period of 2014. The higher effective tax rate this quarter was primarily due to a lower percentage of tax free municipal bond income relative to pretax earnings in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $1.6 million of cash from operating activities during the first three months of 2015, compared to $8.3 million in the same period one year ago. The decrease between years was primarily due to changes in operating assets and liabilities, and most significantly, in the inventory and accrued liabilities balances.

The Company paid cash dividends of $4.1 million and $3.9 million during the three months ended March 31, 2015 and 2014, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first quarter of 2015, the Company repurchased 85,901 shares at a total cost of $2.4 million. As of March 31, 2015, the Company had 244,998 shares available under its previously announced stock repurchase program. On May 5, 2015, the Company’s Board of Directors authorized the repurchase of an additional 1.0 million shares of its common stock under its repurchase program, bringing the total available to purchase to approximately 1.2 million shares. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures were $531,000 in the first three months of 2015. Management estimates that annual capital expenditures for 2015 will be between $2 million and $3 million.

At March 31, 2015, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2015. The line of credit bears interest at LIBOR plus 0.75%. The Company borrowed a net of $1.2 million on the line of credit during the first three months of 2015. At March 31, 2015, outstanding borrowings were $6.6 million at an interest rate of 0.93%. The highest balance on the line of credit during the quarter was $12.9 million.

The Company made a contingent consideration payment of $1,270,000 in the first quarter of 2013. The second contingent consideration payment is due to the former shareholders of Bogs in March 2016. See Note 9 of the accompanying consolidated condensed financial statements.

As of March 31, 2015, approximately $2.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the quarter ended March 31, 2015, from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended March 31, 2015.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

1/1/2015 - 1/31/2015	8,492	$26.83	8,492	322,407

2/1/2015 - 2/28/2015	2,862	$26.85	2,862	319,545

3/1/2015 - 3/31/2015	74,547	$28.40	74,547	244,998

Total	85,901	$28.20	85,901

(1)	In April 1998, the Company's Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009 and again in May 2015, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 6,500,000 shares.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 7, 2015
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X