Form 10-Q
period 2015-06-30
WEYCO GROUP INC
filed 2015-08-06
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes ☐    No ☒

As of August 1, 2015, there were 10,866,580 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$13,095	$12,499
Marketable securities, at amortized cost	5,110	5,914
Accounts receivable, net	43,582	55,100
Accrued income tax receivable	1,255	-
Inventories	85,960	69,015
Prepaid expenses and other current assets	5,154	7,521
Total current assets	154,156	150,049

Marketable securities, at amortized cost	21,743	24,540
Deferred income tax benefits	2,377	1,999
Property, plant and equipment, net	32,523	33,694
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,090	21,304
Total assets	$277,749	$277,446

LIABILITIES AND EQUITY:
Short-term borrowings	$18,124	$5,405
Accounts payable	7,195	15,657
Dividend payable	-	2,045
Accrued liabilities	14,214	12,752
Accrued income tax payable	-	151
Deferred income tax liabilities	1,992	1,747
Total current liabilities	41,525	37,757

Long-term pension liability	33,831	33,379
Other long-term liabilities	2,687	8,356

Equity:
Common stock	10,866	10,821
Capital in excess of par value	41,520	37,966
Reinvested earnings	159,285	160,179
Accumulated other comprehensive loss	(18,699)	(18,030)
Total Weyco Group, Inc. equity	192,972	190,936
Noncontrolling interest	6,734	7,018
Total equity	199,706	197,954
Total liabilities and equity	$277,749	$277,446

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Net sales	$63,934	$62,863	$141,986	$137,792
Cost of sales	39,511	38,646	88,826	86,211
Gross earnings	24,423	24,217	53,160	51,581

Selling and administrative expenses	21,091	20,830	44,042	43,324
Earnings from operations	3,332	3,387	9,118	8,257

Interest income	236	306	496	595
Interest expense	(12)	(29)	(30)	(71)
Other (expense) income, net	(348)	75	(626)	(40)

Earnings before provision for income taxes	3,208	3,739	8,958	8,741

Provision for income taxes	1,123	1,238	3,281	2,990

Net earnings	2,085	2,501	5,677	5,751

Net earnings attributable to noncontrolling interest	45	294	4	339

Net earnings attributable to Weyco Group, Inc.	$2,040	$2,207	$5,673	$5,412

Weighted average shares outstanding
Basic	10,801	10,822	10,785	10,827
Diluted	10,892	10,907	10,880	10,919

Earnings per share
Basic	$0.19	$0.20	$0.53	$0.50
Diluted	$0.19	$0.20	$0.52	$0.50

Cash dividends declared (per share)	$0.20	$0.19	$0.39	$0.37

Comprehensive income	$2,454	$3,143	$4,720	$6,597

Comprehensive income (loss) attributable to noncontrolling interest	17	370	(284)	577

Comprehensive income attributable to Weyco Group, Inc.	$2,437	$2,773	$5,004	$6,020

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,677	$5,751
Adjustments to reconcile net earnings to net cash
(used for) provided by operating activities -
Depreciation	1,738	1,888
Amortization	222	151
Bad debt expense	111	152
Deferred income taxes	(483)	344
Net foreign currency transaction losses (gains)	443	(4)
Stock-based compensation	721	676
Pension contribution	(357)	(1,300)
Pension expense	1,874	1,106
Increase in cash surrender value of life insurance	(115)	(115)
Changes in operating assets and liabilities -
Accounts receivable	11,407	7,236
Inventories	(17,000)	(143)
Prepaid expenses and other assets	2,678	2,514
Accounts payable	(8,450)	(7,541)
Accrued liabilities and other	(5,759)	(998)
Accrued income taxes	(1,411)	(1,953)
Net cash (used for) provided by operating activities	(8,704)	7,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(600)	(7,427)
Proceeds from maturities of marketable securities	4,150	3,382
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(958)	(725)
Net cash provided by (used for) investing activities	2,437	(4,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,256)	(5,954)
Shares purchased and retired	(2,421)	(1,249)
Proceeds from stock options exercised	2,512	608
Proceeds from bank borrowings	75,935	33,999
Repayments of bank borrowings	(63,216)	(35,179)
Income tax benefits from stock-based compensation	451	37
Net cash provided by (used for) financing activities	7,005	(7,738)

Effect of exchange rate changes on cash and cash equivalents	(142)	152

Net increase (decrease) in cash and cash equivalents	$596	$(4,747)

CASH AND CASH EQUIVALENTS at beginning of period	12,499	15,969

CASH AND CASH EQUIVALENTS at end of period	$13,095	$11,222

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,735	$4,498
Interest paid	$30	$46

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$2,040	$2,207	$5,673	$5,412

Denominator:
Basic weighted average shares outstanding	10,801	10,822	10,785	10,827
Effect of dilutive securities:
Employee stock-based awards	91	85	95	92
Diluted weighted average shares outstanding	10,892	10,907	10,880	10,919

Basic earnings per share	$0.19	$0.20	$0.53	$0.50

Diluted earnings per share	$0.19	$0.20	$0.52	$0.50

Diluted weighted average shares outstanding for the three months ended June 30, 2015, exclude anti-dilutive stock options totaling 647,450 shares of common stock at a weighted average price of $27.76. Diluted weighted average shares outstanding for the six months ended June 30, 2015, exclude anti-dilutive stock options totaling 650,060 shares of common stock at a weighted average price of $27.76. Diluted weighted average shares outstanding for the three months ended June 30, 2014, exclude anti-dilutive stock options totaling 330,200 shares of common stock at a weighted average price of $28.50. Diluted weighted average shares outstanding for the six months ended June 30, 2014, exclude anti-dilutive stock options totaling 330,200 shares of common stock at a weighted average price of $28.50.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all bond investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of June 30, 2015, and December 31, 2014.

	June 30, 2015		December 31, 2014
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,110	$5,684	$5,914	$6,006
Due from one through five years	12,408	12,539	14,398	15,204
Due from six through ten years	7,937	8,163	9,337	9,711
Due from eleven through twenty years	1,398	1,343	805	762
Total	$26,853	$27,729	$30,454	$31,683

The unrealized gains and losses on investment securities at June 30, 2015, and at December 31, 2014, were as follows:

	June 30, 2015		December 31, 2014
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$932	$(56)	$1,279	$(50)

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2015, and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of June 30, 2015:

		June 30, 2015
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(173)	$27
Customer relationships	15	3,500	(1,011)	2,489
Total amortizable intangible assets		$3,700	$(1,184)	$2,516

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six months ended June 30, 2015 and 2014, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2015
Product sales	$47,377	$5,021	$10,827	$63,225
Licensing revenues	709	-	-	709
Net sales	$48,086	$5,021	$10,827	$63,934
Earnings from operations	$2,193	$489	$650	$3,332

2014
Product sales	$44,106	$5,276	$12,834	$62,216
Licensing revenues	647	-	-	647
Net sales	$44,753	$5,276	$12,834	$62,863
Earnings from operations	$1,739	$563	$1,085	$3,387

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2015
Product sales	$107,825	$9,941	$22,816	$140,582
Licensing revenues	1,404	-	-	1,404
Net sales	$109,229	$9,941	$22,816	$141,986
Earnings from operations	$7,004	$761	$1,353	$9,118

2014
Product sales	$100,167	$10,482	$25,847	$136,496
Licensing revenues	1,296	-	-	1,296
Net sales	$101,463	$10,482	$25,847	$137,792
Earnings from operations	$5,308	$980	$1,969	$8,257

6.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Benefits earned during the period	$410	$240	$821	$631
Interest cost on projected benefit obligation	674	630	1,347	1,292
Expected return on plan assets	(592)	(598)	(1,184)	(1,171)
Net amortization and deferral	445	156	890	354
Net pension expense	$937	$428	$1,874	$1,106

7.	Stock-Based Compensation Plans

During the three and six months ended June 30, 2015, the Company recognized approximately $361,000 and $721,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2011 through 2014. During the three and six months ended June 30, 2014, the Company recognized approximately $338,000 and $676,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2010 through 2013.

The following table summarizes the Company’s stock option activity for the six month period ended June 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2014	1,355,416	$25.36
Exercised	(130,491)	$19.26
Forfeited or expired	(10,000)	$26.72
Outstanding at June 30, 2015	1,214,925	$26.01	3.7	$4,633,000
Exercisable at June 30, 2015	472,018	$24.86	2.4	$2,339,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the closing price of the Company's stock on June 30, 2015, the last trading day of the quarter, of $29.82 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$101	$59	$1,158	$96
Cash received from stock option exercises	$363	$443	$2,512	$608
Income tax benefit from the exercise of stock options	$39	$24	$451	$37

The following table summarizes the Company’s restricted stock award activity for the six-month period ended June 30, 2015:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2014	54,050	$26.58
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2015	54,050	$26.58	2.4	$1,612,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the closing price of the Company's stock on June 30, 2015, the last trading day of the quarter, of $29.82 multiplied by the number of non-vested restricted shares outstanding.

8.	Short-Term Borrowings

At June 30, 2015, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2015. The line of credit bears interest at LIBOR plus 0.75%. At June 30, 2015, outstanding borrowings were approximately $18.1 million at an interest rate of 0.94%. The highest balance on the line of credit during the quarter was approximately $18.1 million.

9.	Contingent Consideration

Contingent consideration is comprised of two contingent payments that the Company is obligated to pay the former shareholders of The Combs Company (“Bogs”) related to the Company’s acquisition of Bogs in 2011. The estimate of contingent consideration is formula-driven and is based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first contingent payment was paid on March 28, 2013, in the amount of $1,270,000. The second payment is due in March 2016. In accordance with ASC 805, Business Combinations (“ASC 805”), the Company remeasures its estimate of the fair value of the contingent payments at each reporting date. The change in fair value is recognized in earnings.

The Company’s estimate of the fair value of the second contingent payment was approximately $5.7 million as of June 30, 2015, and December 31, 2014. The entire balance was recorded within accrued liabilities as of June 30, 2015, and other long-term liabilities as of December 31, 2014, in the Consolidated Condensed Balance Sheets (Unaudited).

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

10.	Financial Instruments

At June 30, 2015, the Company had foreign exchange contracts outstanding to sell $6.5 million Canadian dollars at a price of approximately $5.5 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.6 million U.S. dollars at a price of approximately $4.5 million Australian dollars. Based on quarter-end exchange rates, there were no significant gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

11.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2015 and 2014, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net earnings	$2,085	$2,501	$5,677	$5,751
Foreign currency translation adjustments	97	546	(1,500)	630
Pension liability, net of tax of $173, $61, $347, and $138, respectively	272	96	543	216
Total comprehensive income	$2,454	$3,143	$4,720	$6,597

 The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,106)	$(2,894)
Pension liability, net of tax	(14,593)	(15,136)
Total accumulated other comprehensive loss	$(18,699)	$(18,030)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the six months ended June 30, 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2014	$(2,894)	$(15,136)	$(18,030)
Other comprehensive loss before reclassifications	(1,212)	-	(1,212)
Amounts reclassified from accumulated other comprehensive loss	-	543	543
Net current period other comprehensive (loss) income	(1,212)	543	(669)
Ending balance, June 30, 2015	$(4,106)	$(14,593)	$(18,699)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the six months ended June 30, 2015:

	Amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2015	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(56)	(1)
Actuarial losses	946	(1)
Total before tax	890
Tax benefit	(347)
Net of tax	$543

(1)	These amounts were included in the computation of net periodic pension cost. See Note 6 for additional details.

12.	Equity

A reconciliation of the Company’s equity for the six months ended June 30, 2015, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2014	$10,821	$37,966	$160,179	$(18,030)	$7,018

Net earnings	-	-	5,673	-	4
Foreign currency translation
adjustments	-	-	-	(1,212)	(288)
Pension liability adjustment,
net of tax	-	-	-	543	-
Cash dividends declared	-	-	(4,231)	-	-
Stock options exercised	130	2,382	-	-	-
Stock-based compensation
expense	-	721	-	-	-
Income tax benefit from
stock options exercised	-	451	-	-	-
Shares purchased and retired	(85)	-	(2,336)	-	-

Balance, June 30, 2015	$10,866	$41,520	$159,285	$(18,699)	$6,734

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 15 Company-owned retail stores and an internet business in the United States as of June 30, 2015. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Second Quarter Highlights

Consolidated net sales for the second quarter of 2015 were $63.9 million, up 2% over last year’s second quarter net sales of $62.9 million. Earnings from operations were $3.3 million this quarter, a decrease of 2% compared to $3.4 million in the second quarter of 2014. Consolidated net earnings attributable to Weyco Group, Inc. were $2.0 million in the second quarter of 2015, down 8% as compared to $2.2 million in last year’s second quarter. Diluted earnings per share were $0.19 in the second quarter of 2015 and $0.20 per share in the second quarter of 2014.

The increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $3.3 million this quarter, compared to the same period last year, primarily due to higher sales of the Stacy Adams, Nunn Bush and BOGS brands. This increase was largely offset by lower net sales at Florsheim Australia. A weakening Australian dollar relative to the U.S. dollar caused Florsheim Australia’s net sales to decline $1.7 million in the second quarter of 2015, compared to the same period one year ago. Net sales in the Company’s retail segment were also down slightly for the quarter.

Consolidated earnings from operations decreased $55,000 for the quarter. Earnings from operations in the Company’s wholesale segment were up for the quarter, however, this increase was offset by lower operating earnings at Florsheim Australia. Earnings from operations were down in Australia due to its sluggish retail environment and the lower operating earnings of recently opened stores.

Year-to-Date Highlights

Consolidated net sales for the first half of 2015 were $142.0 million, up 3% over net sales of $137.8 million in the first half of last year. Earnings from operations were $9.1 million in the first six months of 2015, an increase of 10% as compared to $8.3 million in the first six months of 2014. Consolidated net earnings attributable to Weyco Group, Inc. rose 5% to $5.7 million in the first six months of 2015, from $5.4 million in the same period last year. Diluted earnings per share to date in 2015 were $0.52, up from $0.50 per share in the same period of 2014.

The increase in consolidated net sales for the six months ended June 30, 2015, came from Company’s wholesale segment. Wholesale net sales increased $7.8 million in the first six months of 2015, compared to the same period last year, primarily due to higher sales of the Stacy Adams, BOGS, and Nunn Bush brands. This increase was largely offset by lower net sales at Florsheim Australia and Florsheim Europe. Weakening foreign currencies mainly caused net sales at Florsheim Australia and Florsheim Europe to decline $1.9 million and $1.1 million, respectively, in the first half of 2015, compared to the same period last year. Net sales in the Company’s retail segment were also down for the year-to-date period.

Consolidated earnings from operations increased $861,000 for the six months ended June 30, 2015, as compared to the same period last year. Earnings from operations in the Company’s wholesale segment were up for the period, however, this increase was largely offset by lower operating earnings at Florsheim Australia. Earnings from operations were down in Australia due to its sluggish retail environment and the lower operating earnings of recently opened stores. Earnings from operations in the Company’s retail segment were also down this year, due to lower net sales.

Financial Position Highlights

At June 30, 2015, cash and marketable securities totaled $39.9 million and outstanding debt totaled $18.1 million. At December 31, 2014, cash and marketable securities totaled $43.0 million and outstanding debt totaled $5.4 million. During the first six months of 2015, the Company drew $12.7 million on its revolving line of credit and received a net of $3.6 million from maturities of marketable securities. The Company paid dividends of $6.3 million, spent $2.4 million on purchases of Company stock and had $1.0 million in capital expenditures. In addition, the Company’s operations resulted in a net $8.7 million use of cash, mainly to fund inventory purchases.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$48,086	$44,753	7%	$109,229	$101,463	8%
North American Retail	5,021	5,276	-5%	9,941	10,482	-5%
Other	10,827	12,834	-16%	22,816	25,847	-12%
Total	$63,934	$62,863	2%	$141,986	$137,792	3%

Earnings from Operations
North American Wholesale	$2,193	$1,739	26%	$7,004	$5,308	32%
North American Retail	489	563	-13%	761	980	-22%
Other	650	1,085	-40%	1,353	1,969	-31%
Total	$3,332	$3,387	-2%	$9,118	$8,257	10%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2015 and 2014, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$15,158	$13,498	12%	$35,609	$31,259	14%
Nunn Bush	15,345	14,112	9%	32,714	30,724	6%
Florsheim	11,149	11,436	-3%	23,753	24,434	-3%
BOGS/Rafters	5,190	4,405	18%	14,534	12,172	19%
Umi	535	655	-18%	1,215	1,578	-23%
Total North American Wholesale	$47,377	$44,106	7%	$107,825	$100,167	8%
Licensing	709	647	10%	1,404	1,296	8%
Total North American Wholesale
Segment	$48,086	$44,753	7%	$109,229	$101,463	8%

Stacy Adams and Nunn Bush second quarter and year-to-date net sales were up due to strong new product sales. BOGS continues to broaden its product line, which drove its sales increase in the second quarter. In the first quarter of 2015, sales of BOGS were up due to higher sales volumes of its women’s and children’s boots in the U.S. and Canada.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $2.2 million in the second quarter of 2015, up 26% from $1.7 million in the second quarter of 2014. For the six months ended June 30, 2015, earnings from operations for the wholesale segment rose 32% to $7.0 million, up from $5.3 million in the same period last year. These increases were primarily due to higher sales and gross margins.

Wholesale gross earnings increased $1.3 million and $3.0 million for the three and six months ended June 30, 2015, respectively, due to higher sales volumes and higher gross earnings as a percent of net sales. Wholesale gross earnings were 31.0% of net sales in the second quarter of 2015 compared with 30.5% in last year’s second quarter. For the six months ended June 30, wholesale gross earnings were 31.0% of net sales in 2015 compared with 30.4% in 2014. The higher gross earnings as a percent of net sales for the quarter and year-to-date periods were primarily due to increases in U.S. gross margins. Gross margins in Canada continue to be affected by the weaker Canadian dollar; however, gains recorded on foreign exchange contracts offset the impact of the weaker Canadian dollar in 2015.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.6 million for each of the three-month periods ended June 30, 2015 and 2014. For each of the six-month periods ended June 30, 2015 and 2014, distribution costs were $5.4 million. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were flat at 27% for each of the quarter periods ended June 30, 2015 and 2014. For the six months ended June 30, wholesale selling and administrative expenses were 25% of net sales in 2015 and 26% of net sales in 2014.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased $255,000, or 5%, in the second quarter of 2015, compared to last year’s second quarter, and decreased $541,000, or 5%, for the six months ended June 30, 2015 compared to the same period last year. Same store sales, which include sales of both the U.S. internet business and brick and mortar stores, were flat for the quarter and year-to-date periods, as compared to the same periods in 2014. The Company’s U.S. internet sales increased $240,000 and $437,000 for the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014. Sales at the Company’s brick and mortar stores decreased $495,000 and $978,000 for the quarter and first half of 2015, respectively, compared to the same periods last year. The decreases in overall retail sales for the quarter and year-to-date periods were due to decreases in brick and mortar same store sales and the impact of two fewer stores operating in 2015 compared to 2014.

Earnings from Operations

Retail earnings from operations decreased $74,000 and $219,000 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These decreases were primarily due to lower sales at the Company’s brick and mortar stores, partially offset by higher gross margins. Gross earnings as a percent of net sales were 66.1% in the second quarter of 2015 compared to 65.4% in the second quarter of 2014. For the six months ended June 30, retail gross earnings as a percent of net sales were 66.0% in 2015 and 65.3% in 2014.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 56% and 55% for the three-month periods ended June 30, 2015 and 2014, respectively. For the six months ended June 30, selling and administrative expenses as a percent of net sales were 58% in 2015 and 56% in 2014.

Other

The Company’s other net sales were $10.8 million in the second quarter of 2015, down 16% as compared to $12.8 million in 2014. This decrease was primarily due to lower net sales at Florsheim Australia, caused mainly by the translation of the weaker Australian currency into U.S. dollars. Florsheim Australia’s net sales were down $1.7 million, or 15%, for the quarter. For the six months ended June 30, 2015, other net sales were $22.8 million, down 12% from $25.8 million in the same period last year. This decrease was due to lower net sales at Florsheim Australia and Florsheim Europe, caused mainly by the translation of these foreign sales into U.S. dollars. Year-to-date net sales at Florsheim Australia and Florsheim Europe declined $1.9 million and $1.1 million, respectively, compared to the same period one year ago.

Collectively, the earnings from operations of the Company’s other businesses were $650,000 this quarter, down 40% as compared to $1.1 million in the second quarter of 2014. For the six months ended June 30, 2015, earnings from operations of the Company’s other businesses were $1.4 million, down 31% as compared to $2.0 million in the same period last year. These decreases were primarily due to lower operating earnings in Australia, resulting from its sluggish retail environment and the lower earnings of recently opened stores.

Other income and expense and taxes

Interest income for the quarter and six months ended June 30, 2015, was down $70,000 and $99,000, respectively, compared to the same periods last year, due to lower average investment balances this year compared to last year. Interest expense for the three and six months ended June 30, 2015, was down $17,000 and $41,000, respectively, compared to the same periods in 2014, due to lower average debt balances this year compared to last year.

Other expense for the quarter and six months ended June 30, 2015, increased $423,000 and $586,000, respectively, compared to the same periods last year. This quarter’s other expense included foreign currency transaction losses of $240,000 compared to $69,000 of gains in the same period of 2014. For the six months ended June 30, 2015, other expense included foreign exchange transaction losses of $443,000 compared to $4,000 of gains in the first half of 2014.

The Company’s effective tax rate for the quarter ended June 30, 2015, was 35% as compared to 33% for the same period in 2014. The effective tax rate for the six months ended June 30 was 37% in 2015 and 34% in 2014. The higher effective tax rates for the quarter and year-to-date periods were due to lower percentages of tax free municipal bond income relative to pretax earnings in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first six months of 2015, the Company used $8.7 million of cash in operating activities compared with generating $7.8 million of cash in the same period of 2014. The change between years was primarily due to changes in operating assets and liabilities, principally inventory. The increase in inventory at June 30, 2015 was the result of the Company buying more inventory to meet increased backlogs in the second half of the year. In addition, the Company is increasing its stock of core product in order to meet at once demand, which is particularly important for BOGS, as weather can have a significant impact on demand for its product.

The Company paid cash dividends of $6.3 million and $6.0 million during the six months ended June 30, 2015 and 2014, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first half of 2015, the Company repurchased 85,901 shares at a total cost of $2.4 million. As of June 30, 2015, the Company had approximately 1.2 million shares available under its previously announced stock repurchase program.

Capital expenditures totaled $1.0 million in the first six months of 2015. Management estimates that annual capital expenditures for 2015 will be between $2.0 million and $3.0 million.

At June 30, 2015, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2015. The line of credit bears interest at LIBOR plus 0.75%. The Company borrowed a net of $12.7 million on the line of credit during the first six months of 2015. At June 30, 2015, outstanding borrowings were $18.1 million at an interest rate of 0.94%. The highest balance on the line of credit during the quarter was $18.1 million.

The Company made a contingent consideration payment of $1,270,000 in the first quarter of 2013. A second contingent consideration payment is due to the former shareholders of Bogs in March 2016. See Note 9 of the accompanying consolidated condensed financial statements.

At June 30, 2015, approximately $2.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the six months ended June 30, 2015, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 6, 2015	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X