Form 10-Q
period 2015-09-30
WEYCO GROUP INC
filed 2015-11-05
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Yes ☐ No ☒

As of October 31, 2015, there were 10,795,764 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$13,900	$12,499
Marketable securities, at amortized cost	5,739	5,914
Accounts receivable, net	67,098	55,100
Inventories	92,566	69,015
Prepaid expenses and other current assets	4,151	7,521
Total current assets	183,454	150,049

Marketable securities, at amortized cost	20,630	24,540
Deferred income tax benefits	1,116	1,999
Property, plant and equipment, net	31,661	33,694
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	20,726	21,304
Total assets	$303,447	$277,446

LIABILITIES AND EQUITY:
Short-term borrowings	$41,974	$5,405
Accounts payable	8,030	15,657
Dividend payable	-	2,045
Accrued liabilities	16,417	12,752
Accrued income tax payable	729	151
Deferred income tax liabilities	1,864	1,747
Total current liabilities	69,014	37,757

Long-term pension liability	31,959	33,379
Other long-term liabilities	2,656	8,356

Equity:
Common stock	10,809	10,821
Capital in excess of par value	42,075	37,966
Reinvested earnings	160,385	160,179
Accumulated other comprehensive loss	(19,623)	(18,030)
Total Weyco Group, Inc. equity	193,646	190,936
Noncontrolling interest	6,172	7,018
Total equity	199,818	197,954
Total liabilities and equity	$303,447	$277,446

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Net sales	$91,227	$87,425	$233,213	$225,217
Cost of sales	58,617	55,004	147,443	141,215
Gross earnings	32,610	32,421	85,770	84,002

Selling and administrative expenses	23,474	23,402	67,516	66,726
Earnings from operations	9,136	9,019	18,254	17,276

Interest income	221	297	717	892
Interest expense	(67)	(52)	(97)	(123)
Other expense, net	(524)	(221)	(1,150)	(261)

Earnings before provision for income taxes	8,766	9,043	17,724	17,784

Provision for income taxes	3,389	3,498	6,670	6,488

Net earnings	5,377	5,545	11,054	11,296

Net (losses) earnings attributable to noncontrolling interest	(149)	27	(145)	366

Net earnings attributable to Weyco Group, Inc.	$5,526	$5,518	$11,199	$10,930

Weighted average shares outstanding
Basic	10,793	10,775	10,788	10,810
Diluted	10,884	10,870	10,881	10,902

Earnings per share
Basic	$0.51	$0.51	$1.04	$1.01
Diluted	$0.51	$0.51	$1.03	$1.00

Cash dividends declared (per share)	$0.20	$0.19	$0.59	$0.56

Comprehensive income	$4,040	$4,226	$8,760	$10,823

Comprehensive (loss) income attributable to noncontrolling interest	(562)	(342)	(846)	235

Comprehensive income attributable to Weyco Group, Inc.	$4,602	$4,568	$9,606	$10,588

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,054	$11,296
Adjustments to reconcile net earnings to net cash used for operating activities -
Depreciation	2,700	2,775
Amortization	334	263
Bad debt expense	190	195
Deferred income taxes	456	(47)
Net foreign currency transaction losses	783	174
Stock-based compensation	1,112	1,046
Pension contributions	(2,633)	(1,300)
Pension expense	2,811	1,659
Increase in cash surrender value of life insurance	(250)	(250)
Changes in operating assets and liabilities -
Accounts receivable	(12,223)	(14,702)
Inventories	(23,844)	(1,039)
Prepaid expenses and other assets	4,122	1,556
Accounts payable	(7,584)	(5,594)
Accrued liabilities and other	(4,807)	(418)
Accrued income taxes	553	1,010
Net cash used for operating activities	(27,226)	(3,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,300)	(7,427)
Proceeds from maturities of marketable securities	6,305	7,001
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(1,457)	(1,908)
Net cash provided by (used for) investing activities	2,393	(2,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,414)	(7,999)
Shares purchased and retired	(4,760)	(3,996)
Proceeds from stock options exercised	2,696	1,226
Proceeds from bank borrowings	127,253	70,757
Repayments of bank borrowings	(90,684)	(58,470)
Income tax benefits from stock-based compensation	463	85
Net cash provided by financing activities	26,554	1,603

Effect of exchange rate changes on cash and cash equivalents	(320)	21

Net increase (decrease) in cash and cash equivalents	$1,401	$(4,241)

CASH AND CASH EQUIVALENTS at beginning of period	12,499	15,969

CASH AND CASH EQUIVALENTS at end of period	$13,900	$11,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,155	$5,501
Interest paid	$97	$84

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$5,526	$5,518	$11,199	$10,930

Denominator:
Basic weighted average shares outstanding	10,793	10,775	10,788	10,810
Effect of dilutive securities:
Employee stock-based awards	91	95	93	92
Diluted weighted average shares outstanding	10,884	10,870	10,881	10,902

Basic earnings per share	$0.51	$0.51	$1.04	$1.01

Diluted earnings per share	$0.51	$0.51	$1.03	$1.00

Diluted weighted average shares outstanding for the three months ended September 30, 2015, exclude anti-dilutive stock options totaling 644,600 shares of common stock at a weighted average price of $27.76. Diluted weighted average shares outstanding for the nine months ended September 30, 2015, exclude anti-dilutive stock options totaling 648,220 shares of common stock at a weighted average price of $27.76. Diluted weighted average shares outstanding for the three months ended September 30, 2014, exclude anti-dilutive stock options totaling 681,600 shares of common stock at a weighted average price of $27.74. Diluted weighted average shares outstanding for the nine months ended September 30, 2014, exclude anti-dilutive stock options totaling 449,148 shares of common stock at a weighted average price of $28.24.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities (“ASC 320”), as the Company has the intent and ability to hold all bond investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of September 30, 2015, and December 31, 2014.

	September 30, 2015		December 31, 2014
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,739	$5,796	$5,914	$6,006
Due from one through five years	11,189	11,828	14,398	15,204
Due from six through ten years	7,754	8,064	9,337	9,711
Due from eleven through twenty years	1,687	1,667	805	762
Total	$26,369	$27,355	$30,454	$31,683

The unrealized gains and losses on investment securities at September 30, 2015, and at December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,033	$(47)	$1,279	$(50)

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2015, and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of September 30, 2015:

		September 30, 2015
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(183)	$17
Customer relationships	15	3,500	(1,070)	2,430
Total amortizable intangible assets		$3,700	$(1,253)	$2,447

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of its segments based on earnings from operations and accordingly, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine months ended September 30, 2015 and 2014, was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2015
Product sales	$73,695	$4,767	$11,858	$90,320
Licensing revenues	907	-	-	907
Net sales	$74,602	$4,767	$11,858	$91,227
Earnings from operations	$8,156	$402	$578	$9,136

2014
Product sales	$67,354	$5,357	$14,001	$86,712
Licensing revenues	713	-	-	713
Net sales	$68,067	$5,357	$14,001	$87,425
Earnings from operations	$7,445	$638	$936	$9,019

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2015
Product sales	$181,521	$14,707	$34,675	$230,903
Licensing revenues	2,310	-	-	2,310
Net sales	$183,831	$14,707	$34,675	$233,213
Earnings from operations	$15,160	$1,163	$1,931	$18,254

2014
Product sales	$167,521	$15,839	$39,848	$223,208
Licensing revenues	2,009	-	-	2,009
Net sales	$169,530	$15,839	$39,848	$225,217
Earnings from operations	$12,752	$1,619	$2,905	$17,276

6.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Benefits earned during the period	$411	$316	$1,232	$947
Interest cost on projected benefit obligation	674	647	2,021	1,939
Expected return on plan assets	(593)	(586)	(1,777)	(1,757)
Net amortization and deferral	445	176	1,335	530
Net pension expense	$937	$553	$2,811	$1,659

The Company made approximately $2.6 million in pension contributions during the nine months ended September 30, 2015. No additional cash contributions are expected for the remainder of 2015.

7.	Stock-Based Compensation Plans

During the three and nine months ended September 30, 2015, the Company recognized approximately $391,000 and $1,112,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2011 through 2015. During the three and nine months ended September 30, 2014, the Company recognized approximately $370,000 and $1,046,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2010 through 2014.

The following table summarizes the Company’s stock option activity for the nine month period ended September 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2014	1,355,416	$25.36
Granted	299,700	$25.64
Exercised	(138,190)	$19.51
Forfeited or expired	(14,600)	$26.59
Outstanding at September 30, 2015	1,502,326	$25.94	3.9	$2,111,000
Exercisable at September 30, 2015	544,856	$25.20	2.6	$1,117,000

*	The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the closing price of the Company's stock on September 30, 2015, the last trading day of the quarter, of $27.04 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$30	$146	$1,188	$242
Cash received from stock option exercises	$184	$618	$2,696	$1,226
Income tax benefit from the exercise of stock options	$12	$48	$463	$85

The following table summarizes the Company’s restricted stock award activity for the nine-month period ended September 30, 2015:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2014	54,050	$26.58
Issued	21,900	25.64
Vested	(6,050)	27.04
Forfeited	-	-
Non-vested at September 30, 2015	69,900	$26.25	2.6	$1,890,000

*	The aggregate intrinsic value of non-vested restricted stock was calculated using the closing price of the Company's stock on September 30, 2015, the last trading day of the quarter, of $27.04 multiplied by the number of non-vested restricted shares outstanding.

8.	Short-Term Borrowings

At September 30, 2015, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2015. The line of credit bears interest at LIBOR plus 0.75%. At September 30, 2015, outstanding borrowings were approximately $42.0 million at an interest rate of 0.94%. The highest balance on the line of credit during the quarter was approximately $42.0 million. The line of credit agreement was set to expire on November 5, 2015, but was renewed for another term that expires on November 4, 2016, on the same terms as the prior agreement.

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

The Company’s estimate of the fair value of the contingent payments was approximately $5.7 million as of September 30, 2015, and December 31, 2014. The entire balance was recorded within accrued liabilities as of September 30, 2015 and other long-term liabilities as of December 31, 2014, in the Consolidated Condensed Balance Sheets (Unaudited).

The fair value measurement of the contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820.

10.	Financial Instruments

At September 30, 2015, the Company had foreign exchange contracts outstanding to sell $5.0 million Canadian dollars at a price of approximately $4.2 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $6.1 million U.S. dollars at a price of approximately $8.6 million Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

11.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2015 and 2014, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net earnings	$5,377	$5,545	$11,054	$11,296
Foreign currency translation adjustments	(1,609)	(1,426)	(3,109)	(796)
Pension liability, net of tax of $174, $69, $520, and $207, respectively	272	107	815	323
Total comprehensive income	$4,040	$4,226	$8,760	$10,823

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Foreign currency translation adjustments	$(5,302)	$(2,894)
Pension liability, net of tax	(14,321)	(15,136)
Total accumulated other comprehensive loss	$(19,623)	$(18,030)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the nine months ended September 30, 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2014	$(2,894)	$(15,136)	$(18,030)
Other comprehensive income before reclassifications	(2,408)	-	(2,408)
Amounts reclassified from accumulated other comprehensive loss	-	815	815
Net current period other comprehensive income	(2,408)	815	(1,593)
Ending balance, September 30, 2015	$(5,302)	$(14,321)	$(19,623)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the nine months ended September 30, 2015:

	Amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2015	Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(84)	(1)
Actuarial losses	1,419	(1)
Total before tax	1,335
Tax benefit	(520)
Net of tax	$815

(1)	These amounts were included in the computation of net periodic pension cost. See Note 6 for additional details.

12.	Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2015, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2014	$10,821	$37,966	$160,179	$(18,030)	$7,018

Net earnings	-	-	11,199	-	(145)
Foreign currency translation adjustments	-	-	-	(2,408)	(701)
Pension liability adjustment, net of tax	-	-	-	815	-
Cash dividends declared	-	-	(6,405)	-	-
Stock options exercised	138	2,558	-	-	-
Issuance of restricted stock	22	(22)	-	-	-
Stock-based compensation expense	-	1,112	-	-	-
Income tax benefit from stock options exercised	-	461	-	-	-
Shares purchased and retired	(172)	-	(4,588)	-	-

Balance, September 30, 2015	$10,809	$42,075	$160,385	$(19,623)	$6,172

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 14 Company-owned retail stores and an internet business in the United States as of September 30, 2015. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Third Quarter Highlights

Consolidated net sales for the third quarter of 2015 were $91.2 million, up 4% over last year’s third quarter net sales of $87.4 million. Earnings from operations increased 1% to $9.1 million this quarter, from $9.0 million in 2014. Consolidated net earnings attributable to Weyco Group, Inc. and diluted earnings per share were flat at $5.5 million and $0.51 per share, respectively, in the third quarters of 2015 and 2014.

The increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $6.5 million this quarter, compared to the same period last year, due to higher sales across all of the Company’s major wholesale brands. This increase was partially offset by lower net sales at Florsheim Australia. A weaker Australian dollar relative to the U.S. dollar caused net sales at Florsheim Australia to decline $1.5 million in the third quarter of 2015, compared to the same period one year ago. Net sales in the Company’s retail segment were also down for the quarter.

Consolidated earnings from operations increased $117,000 for the quarter. Earnings from operations in the Company’s wholesale segment were up for the quarter, however, this increase was largely offset by lower operating earnings at Florsheim Australia. The decrease at Florsheim Australia was primarily due to lower gross margins. Gross margins in Australia were negatively impacted by the weaker Australian dollar this quarter, as Australia purchases its inventory in U.S. dollars. Earnings from operations in the Company’s retail segment were also down for the quarter, due to lower net sales at the Company’s brick and mortar stores.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2015 were $233.2 million, up 4% over last year’s year-to-date net sales of $225.2 million. Earnings from operations increased 6% to $18.3 million in the first nine months of 2015, from $17.3 million in the same period of 2014. Consolidated net earnings attributable to Weyco Group, Inc. for the nine months ended September 30, 2015, were $11.2 million, up 2% as compared to $10.9 million in the same period last year. Diluted earnings per share to date in 2015 were $1.03, up from $1.00 per share in the same period of 2014.

The increase in consolidated net sales for the nine months ended September 30, 2015, came from the Company’s wholesale segment. Wholesale net sales increased $14.3 million in the first nine months of 2015, compared to the same period last year, primarily due to higher sales of the BOGS, Stacy Adams and Nunn Bush brands. This increase was partially offset by lower net sales at Florsheim Australia and Florsheim Europe. Weakening foreign currencies mainly caused net sales at Florsheim Australia and Florsheim Europe to decline $3.4 million and $1.8 million, respectively, in the first nine months of 2015, compared to the same period last year. Net sales in the Company’s retail segment were also down for the year-to-date period.

Consolidated earnings from operations were up $978,000 for the nine months ended September 30, 2015, compared to the same period last year. Earnings from operations in the Company’s wholesale segment were up for the period, however, this increase was largely offset by lower operating earnings at Florsheim Australia. Earnings from operations were down in Australia due to higher retail selling and administrative expenses, relative to sales, associated with several recently opened stores. Earnings from operations in the Company’s retail segment were also down this year, due to lower net sales at the Company’s brick and mortar stores.

Financial Position Highlights

At September 30, 2015, cash and marketable securities totaled $40.3 million and outstanding debt totaled $42.0 million. At December 31, 2014, cash and marketable securities totaled $43.0 million and outstanding debt totaled $5.4 million. During the first nine months of 2015, the Company drew down $36.6 million on its revolving line of credit, received a net of $4.0 million from maturities of marketable securities, and collected $2.7 million from stock option exercises. The Company paid dividends of $8.4 million, spent $4.8 million on purchases of Company stock and had $1.5 million of capital expenditures. In addition, the Company’s operations resulted in a net $27.2 million use of cash, mainly to fund inventory purchases.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$74,602	$68,067	10%	$183,831	$169,530	8%
North American Retail	4,767	5,357	-11%	14,707	15,839	-7%
Other	11,858	14,001	-15%	34,675	39,848	-13%
Total	$91,227	$87,425	4%	$233,213	$225,217	4%

Earnings from Operations
North American Wholesale	$8,156	$7,445	10%	$15,160	$12,752	19%
North American Retail	402	638	-37%	1,163	1,619	-28%
Other	578	936	-38%	1,931	2,905	-34%
Total	$9,136	$9,019	1%	$18,254	$17,276	6%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2015 and 2014, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$15,761	$14,352	10%	$51,370	$45,611	13%
Nunn Bush	17,069	16,929	1%	49,783	47,652	4%
Florsheim	13,275	12,787	4%	37,028	37,221	-1%
BOGS/Rafters	26,598	22,123	20%	41,132	34,295	20%
Umi	992	1,163	-15%	2,208	2,742	-19%
Total North American Wholesale	$73,695	$67,354	9%	$181,521	$167,521	8%
Licensing	907	713	27%	2,310	2,009	15%
Total North American Wholesale
Segment	$74,602	$68,067	10%	$183,831	$169,530	8%

Stacy Adams third quarter and year-to-date net sales were up due to strong new product sales. BOGS net sales for the quarter and year-to-date periods were up due to strong sales of its core products as well as positive acceptance of its new leather footwear.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 31.4% of net sales in the third quarter of 2015, compared to 31.7% of net sales in last year’s third quarter. Gross margins in the U.S. increased from 30.7% in last year’s third quarter to 31.6% this quarter, however, this increase was offset by lower gross margins in Canada. For the nine months ended September 30, 2015, wholesale gross earnings were 31.2% of net sales, up from 31.0% of net sales in the same period last year. Gross margins in the U.S. for the year-to-date period increased from 30.7% last year to 31.3% this year, however, this increase was partially offset by lower gross margins in Canada. Gross margins in Canada for the quarter and year-to-date periods continue to be affected by the weaker Canadian dollar.

Driven by higher sales volumes, earnings from operations in the North American wholesale segment rose 10% to $8.2 million in the third quarter of 2015, up from $7.4 million in the same period last year. For the nine months ended September 30, earnings from operations in the North American wholesale segment rose 19% to $15.2 million in 2015, from $12.8 million in 2014. The year-to-date increase was due to higher sales and gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.9 million and $2.7 million for the three month periods ended September 30, 2015 and 2014, respectively. For the nine month periods ended September 30, 2015 and 2014, distribution costs were $8.3 million and $8.1 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were flat at 21% for the third quarters of 2015 and 2014. For the nine months ended September 30, wholesale selling and administrative expenses were 23% of net sales in 2015 and 24% of net sales in 2014.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment declined $590,000, or 11%, in the third quarter of 2015, compared to the same period last year and declined $1.1 million, or 7%, for the nine months ended September 30, 2015, compared to the same period last year. Same store sales, which include sales of both the U.S. internet business and brick and mortar stores, were down 5% and 2% for the quarter and year-to-date periods, respectively. The Company’s U.S. internet sales increased $49,000 and $485,000 for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014. Sales at the Company’s brick and mortar stores decreased $639,000 and $1.6 million for the quarter and first nine months of 2015, respectively, compared to the same periods last year. The decrease in overall retail sales for the quarter and year-to-date periods was due to decreases in brick and mortar same store sales and the impact of three fewer stores operating in 2015 compared to 2014.

Earnings from Operations

Retail earnings from operations decreased $236,000, or 37%, for the three months ended September 30, 2015, compared to the same period last year. For the nine months ended September 30, 2015, retail earnings from operations decreased $456,000, or 28%, compared to the same period last year. The decreases for the quarter and year-to-date periods are due to lower net sales at the Company’s brick and mortar stores.

Gross earnings as a percent of net sales were 66.0% this quarter, compared to 66.2% in last year’s third quarter. For the nine months ended September 30, retail gross earnings as a percent of net sales were 66.0% in 2015, compared to 65.6% in 2014.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses were 58% of net sales in the third quarter of 2015 and 54% in last year’s third quarter. For the first nine months of 2015, selling and administrative expenses were 58% of net sales, compared to 55% of net sales for the first nine months of 2014.

Other

The Company’s other net sales were $11.9 million in the third quarter of 2015, down 15% as compared to $14.0 million in 2014. This decrease was primarily due to lower net sales at Florsheim Australia, caused mainly by the translation of the weaker Australian currency into U.S. dollars. Net sales at Florsheim Australia were down $1.5 million for the quarter. In local currency, Florsheim Australia’s net sales were up 10% for the quarter.

For the nine months ended September 30, 2015, other net sales were $34.7 million, down 13% from $39.8 million in the same period last year. This decrease was due to lower net sales at Florsheim Australia and Florsheim Europe, caused mainly by the translation of these foreign sales into U.S. dollars. Year-to-date net sales at Florsheim Australia and Florsheim Europe declined $3.4 million and $1.7 million, respectively, compared to the same period one year ago. In their local currencies, Florsheim Australia’s net sales were up 8% and Florsheim Europe’s net sales were down 8% for the year-to-date period, as compared to the first nine months of 2014.

Collectively, earnings from operations of the Company’s other businesses were $578,000 this quarter, down 38% as compared to $936,000 in the third quarter of 2014. This decrease was primarily due to lower gross margins at Florsheim Australia. Gross margins at Florsheim Australia were negatively impacted by the weaker Australian dollar this quarter, as Florsheim Australia purchases its inventory in U.S. dollars. For the nine months ended September 30, 2015, earnings from operations of the Company’s other businesses were $1.9 million, down 34% as compared to $2.9 million in the same period last year. This decrease was primarily due to higher retail selling and administrative expenses, relative to sales, associated with several recently opened stores.

Other income and expense and taxes

Interest income for the quarter and nine months ended September 30, 2015, was down $76,000 and $175,000, respectively, compared to the same periods last year, due to lower average investment balances this year compared to last year. Interest expense for the three months ended September 30, 2015, was up $15,000, compared to the same period last year, due to a higher average debt balance this quarter. Interest expense for the nine months ended September 30, 2015, was down $26,000, compared to the first nine months of last year, due to a lower average debt balance in 2015 compared to 2014.

Other expense for the quarter and nine months ended September 30, 2015, increased $303,000 and $889,000, respectively, compared to the same periods last year. This quarter’s other expense included foreign currency transaction losses of $340,000 compared to $178,000 in the same period of 2014. For the nine months ended September 30, 2015, other expense included foreign currency transaction losses of $783,000 compared to $174,000 in the first nine months of 2014. Foreign currency transaction losses for the quarter and year-to-date periods primarily resulted from the revaluation of intercompany loans between the Company’s North American wholesale segment and Florsheim Australia.

The Company’s effective tax rate was flat at 38.7% for the quarters ended September 30, 2015 and 2014. The effective tax rate for the nine months ended September 30, was 37.6% in 2015 and 36.5% in 2014. The higher effective tax rate for the year-to-date period was primarily due to a lower percentage of tax free municipal bond income relative to pretax earnings in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first nine months of 2015, the Company used $27.2 million of cash in operating activities compared to $3.4 million in the same period of 2014. The change between years was primarily due to changes in operating assets and liabilities, principally inventory. The increase in inventory at September 30, 2015 was the result of the Company buying more inventory to meet increased backlogs. In addition, the Company has increased its stock of core product in order to meet at once demand, which is particularly important for BOGS, as weather can have a significant impact on demand for its products.

The Company paid cash dividends of $8.4 million and $8.0 million during the nine months ended September 30, 2015 and 2014, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first nine months of 2015, the Company repurchased 171,936 shares at a total cost of $4.8 million. As of September 30, 2015, the Company had approximately 1.2 million shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $1.5 million in the first nine months of 2015. Management estimates that annual capital expenditures for 2015 will be around $2.5 million.

At September 30, 2015, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2015. The line of credit bears interest at LIBOR plus 0.75%. The Company borrowed a net of $36.6 million from the line of credit during the first nine months of 2015, mainly to fund inventory purchases. At September 30, 2015, outstanding borrowings were approximately $42.0 million at an interest rate of 0.94%. The highest balance on the line of credit during the quarter was approximately $42.0 million. The line of credit agreement was set to expire on November 5, 2015, but was renewed for another term that expires on November 4, 2016, on the same terms as the prior agreement.

The Company made a contingent consideration payment of $1,270,000 in the first quarter of 2013. A second contingent consideration payment is due to the former shareholders of Bogs in March 2016. See Note 9 of the accompanying consolidated condensed financial statements.

At September 30, 2015, approximately $2.0 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the nine months ended September 30, 2015, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three-month period ended September 30, 2015.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

7/1/2015 - 7/31/2015	-	$-	-	1,244,998

8/1/2015 - 8/31/2015	34,469	$27.35	34,469	1,210,529

9/1/2015 - 9/30/2015	51,566	$27.04	51,566	1,158,963

Total	86,035	$27.16	86,035

(1)	In April 1998, the Company's Board of Directors first authorized a stock repurchase program to repurchase 1,500,000 shares of its common stock in open market transactions at prevailing prices. In April 2000 and again in May 2001, the Company's Board of Directors extended the stock repurchase program to cover the repurchase of 1,500,000 additional shares. In February 2009 and again in May 2015, the Board of Directors extended the stock repurchase program to cover the repurchase of 1,000,000 additional shares, bringing the total authorized since inception to 6,500,000 shares.

Item 5.	Other Information

On November 3, 2015, the Company renewed its line of credit agreement with PNC Bank, N.A. for another term that expires on November 4, 2016, on the same terms as the prior agreement. The forgoing description does not purport to be complete and is qualified in its entirety by reference to the Line of Credit Renewal Letter with PNC Bank, N.A., a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.	Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 5, 2015	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 3, 2015		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income; (iii) Consolidated Condensed Statements of Cash Flows; and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X