Form 10-K
period 2015-12-31
WEYCO GROUP INC
filed 2016-03-10
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2015, was $196,652,000. This was based on the closing price of $29.82 per share as reported by NASDAQ on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2016, there were 10,694,312 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 10, 2016, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K
Year Ended December 31, 2015

i

[This page intentionally left blank.]

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements with respect to the Company’s outlook for the future. These statements can be identified by words such as “anticipate,” “intend,” “estimate,” “believe,” “expect,” “plan,” “forecast,” and other expressions of similar meaning. These statements represent the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. The reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties, or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors.”

PART 1

ITEM 1 BUSINESS

Weyco Group, Inc. is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business, the design and distribution of quality and innovative footwear. The Company designs and markets footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters” and “Umi.” Trademarks maintained by the Company on its brands are important to the business. The Company’s products consist primarily of mid-priced leather dress shoes and casual footwear composed of man-made materials or leather. In addition, the Company added outdoor boots, shoes and sandals in 2011 with the acquisition of the BOGS and Rafters brands. The Company’s footwear is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the general American population.

The Company purchases finished shoes from outside suppliers, primarily located in China and India. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. The Company continues to experience upward cost pressures from its suppliers related to a variety of factors, including higher labor, materials and freight costs. The Company has worked to increase its selling prices to offset the effect of these increases.

The Company’s business is separated into two reportable segments — the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and its wholesale and retail businesses in Europe.

In 2015, 2014 and 2013, sales of the North American wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted approximately 78%, 76% and 75% of total sales, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2015, 2014, and 2013 there were no single customers with sales above 10% of the Company’s total sales. The Company employs traveling salespeople and independent sales representatives who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the Company’s BOGS brand, which mainly sells winter and outdoor boots, there is seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company also has licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

In 2015, 2014 and 2013, sales of the North American retail segment constituted approximately 7%, 7% and 8% of total sales, respectively. As of December 31, 2015, the retail segment consisted of 13 company-operated stores and an internet business in the United States. Sales in retail stores are made directly to the consumer by Company employees.

Sales of the Company’s other businesses represented 15%, 17% and 17% of total sales in 2015, 2014, and 2013, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2015, the Company had a backlog of $41 million in orders compared with $57 million as of December 31, 2014. This does not include unconfirmed blanket orders from customers, which account for the majority of the Company’s orders, particularly from its larger accounts. All orders are expected to be filled within one year.

As of December 31, 2015, the Company employed 662 persons worldwide, of whom 28 were members of collective bargaining units. Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

Decreases in disposable income and general market volatility in the U.S. and global economy may adversely affect the Company.

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

Volatility and uncertainty in the U.S. and global credit markets could adversely affect the Company’s business.

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

The Company’s success is dependent upon its ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. Failure to predict or respond to trends or preferences could have an adverse impact on the Company’s sales volume and overall performance.

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

The Company, particularly its retail segment and its internet business, is subject to the risk of data loss and security breaches.

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

The Company has completed a number of acquisitions in the past and intends to continue to look for new acquisition opportunities. Those search efforts could be unsuccessful and costs could be incurred in any failed efforts. Further, if and when an acquisition occurs, the Company cannot guarantee that it will be able to successfully integrate the brand into its current operations, or that any acquired brand would achieve results in line with the Company’s historical performance or its specific expectations for the brand.

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

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns approximately 34% of the stock and two institutional shareholders hold significant blocks. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock. Consequently, the Company has a relatively small float and low average daily trading volume, which could affect a shareholder’s ability to sell his stock or the price at which he can sell it. In addition, future sales of substantial amounts of the Company’s common stock in the public market by those larger shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company or its pension plan may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company maintains an investment portfolio consisting entirely of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled approximately $25 million as of December 31,

2015, or approximately 8% of total assets. If the value of municipal bonds in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

The Company’s total assets include goodwill and other indefinite-lived intangible assets. If management determines these have become impaired in the future, net earnings could be materially adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in a business combination. Indefinite-lived intangible assets are comprised of trademarks on certain of the Company’s principal shoe brands. The Company’s goodwill and trademarks were approximately $46 million as of December 31, 2015, or approximately 15% of total assets.

The Company analyzes goodwill for impairment on an annual basis or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. Impairment may result from, among other things, deterioration in the Company’s performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by the Company, and a variety of other factors. The amount of any quantified impairment must be expensed as a charge to results of operations in the period in which the asset becomes impaired. The Company did not record any charges for impairment of goodwill or trademarks in 2015, 2014, or 2013. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets could have an adverse effect on the Company’s financial condition and results of operations.

Risks related to our defined benefit plan may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect the Company’s results of operations and the amounts of contributions the Company must make to its defined benefit plan in future periods. As the Company marks-to-market its defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that the Company calculate income or expense for the plan using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the Company’s defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic benefit cost, refer to “Critical Accounting Policies” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Regulations related to conflict minerals may force us to incur additional expenses.

The SEC has adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo and surrounding countries, or “conflict minerals,” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by a SEC reporting company. The minerals that the rules cover are commonly referred to as “3TG” and include tin, tantalum, tungsten and gold. Implementation of the disclosure requirements could affect the sourcing and availability of some of the materials that the Company uses in the manufacture of its products. There is also uncertainty relating to the requirements of the regulations as a result of ongoing litigation challenging the constitutionality of portions of the regulations. The Company’s supply chain is complex, and if it is not able to determine the origins for all conflict minerals used in its products or that its products are “conflict free,” then it may face reputational challenges with customers or investors. The Company could also incur significant costs related to the compliance process, including potential difficulty or added costs in satisfying disclosure and audit requirements.

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2015:

Location	Character	Owned/ Leased		Square/Footage	% Utilized
Glendale, Wisconsin(2)	Two story office and distribution center	Owned		1,025,000	95%
Portland, Oregon(2)	Two story office	Leased	(1)	6,300	100%
Montreal, Canada(2)	Multistory office and distribution center	Owned	(4)	75,800	100%
Florence, Italy(3)	Two story office and distribution center	Leased	(1)	15,100	100%
Fairfield Victoria, Australia(3)	Office and distribution center	Leased	(1)	54,000	100%
Honeydew Park, South Africa(3)	Distribution center	Leased	(1)	8,600	85%
Hong Kong, China(3)	Office and distribution center	Leased	(1)	14,000	100%
Dongguan City, China(3)	Office	Leased	(1)	4,400	100%

(1)	Not material leases.
(2)	These properties are used principally by the Company's North American wholesale segment.
(3)	These properties are used principally by the Company's other businesses which are not reportable segments.
(4)	The Company owns a 50% interest in this property. See Note 8 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 13 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3 LEGAL PROCEEDINGS

None

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Officer	Age	Office(s)	Executive Officer Since	Business Experience
Thomas W. Florsheim, Jr.(1)	57	Chairman and Chief Executive Officer	1996	Chairman and Chief
Executive Officer of the
Company — 2002 to
present; President and
Chief Executive Officer of
the Company — 1999 to
2002; President and Chief
Operating Officer of the
Company — 1996 to 1999;
Vice President of the
Company — 1988 to 1996
John W. Florsheim(1)	52	President, Chief Operating Officer and Assistant Secretary	1996	President, Chief Operating
Officer and Assistant
Secretary of the
Company — 2002 to
present; Executive Vice
President, Chief Operating
Officer and Assistant
Secretary of the
Company — 1999 to 2002;
Executive Vice President of the Company — 1996 to
1999; Vice President of the
Company 1994 to 1996
John F. Wittkowske	56	Senior Vice President, Chief Financial Officer and Secretary	1993	Senior Vice President,
Chief Financial Officer
and Secretary of the
Company — 2002 to
present; Vice President,
Chief Financial Officer and
Secretary of the
Company — 1995 to 2002;
Secretary and Treasurer of
the Company 1993 – 1995

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WEYS.”

COMMON STOCK DATA

	2015			2014
	Stock Prices		Cash Dividends Declared	Stock Prices		Cash Dividends Declared
Quarter:	High	Low		High	Low
First	$30.57	$26.26	$0.19	$29.76	$24.44	$0.18
Second	$31.01	$27.20	$0.20	$28.24	$24.73	$0.19
Third	$30.44	$25.28	$0.20	$28.07	$25.00	$0.19
Fourth	$29.18	$26.16	$0.20	$31.31	$24.78	$0.19
			$0.79			$0.75

There were 145 holders of record of the Company's common stock as of March 1, 2016.

The stock prices shown above are the high and low actual trades on the NASDAQ for the calendar periods indicated.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2015 with the cumulative return on the NASDAQ-100 Index and the Russell 3000 — RGS Textiles Apparel & Shoe Index. The comparison assumes $100 was invested on December 31, 2010, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2010	2011	2012	2013	2014	2015
Weyco Group, Inc.	100	102	100	125	126	120
NASDAQ-100 Global Index	100	104	123	168	201	220
Russell 3000-RGS Textiles Apparel & Shoe Index	100	112	125	184	205	200

In 1998 the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 6.5 million shares have been authorized for repurchase. The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/01/2015 – 10/31/2015	28,230	$27.73	28,230	1,130,733
11/01/2015 – 11/30/2015	122,858	$28.11	122,858	1,007,875
12/01/2015 – 12/31/2015	31,717	$27.16	31,717	976,158
Total	182,805	$27.89	182,805

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information for the years ended December 31, 2011, through December 31, 2015.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2015	2014	2013	2012	2011
Net Sales	$320,617	$320,488	$300,284	$293,471	$271,100
Net earnings attributable to Weyco Group, Inc.	$18,212	$19,020	$17,601	$18,957	$15,251
Diluted earnings per share	$1.68	$1.75	$1.62	$1.73	$1.37
Weighted average diluted shares outstanding	10,859	10,888	10,865	10,950	11,159
Cash dividends per share	$0.79	$0.75	$0.54	$0.84	$0.64
Total assets at year end	$298,997	$277,446	$267,533	$285,321	$273,508
Bank borrowings at year end	$26,649	$5,405	$12,000	$45,000	$37,000

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 13 Company-owned retail stores and an internet business in the United States as of December 31, 2015. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and Europe. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2015. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales were flat at $320.6 million in 2015 and $320.5 million in 2014. Earnings from operations were $29.8 million this year, down 3% as compared to $30.7 million in 2014. Consolidated net earnings attributable to Weyco Group, Inc. decreased 4% to $18.2 million in 2015, from $19.0 million last year. Diluted earnings per share were $1.68 in 2015, as compared to $1.75 per share in 2014. Earnings for 2015 included $458,000 ($279,000 after tax, or $0.03 per diluted share) of income representing the final adjustment to the earn-out payment relating to the 2011 acquisition of The Combs Company (“Bogs”). See Note 10 of the Notes to Consolidated Financial Statements.

Net sales in the Company’s wholesale segment increased $7.9 million for the year, primarily due to higher sales of the Stacy Adams and BOGS brands. This increase was largely offset by lower net sales at Florsheim Australia and Florsheim Europe. Weakening foreign currencies relative to the U.S. dollar was the primary factor in causing net sales at Florsheim Australia and Florsheim Europe to decline $6.6 million for the year, as compared to last year. Net sales in the Company’s retail segment were also down $1.2 million for the year.

Consolidated earnings from operations were down $900,000 for the year. Earnings from operations in the Company’s wholesale segment were up $1.7 million for the year, due to higher sales and gross margins in the U.S. This increase was more than offset by lower operating earnings at Florsheim Australia. The decrease at Florsheim Australia was mainly due to lower operating earnings at recently opened retail stores in Asia and Australia as well as lower operating earnings at the Company’s retail store in Macau, as a result of higher operating expenses. Earnings from operations in the Company’s retail segment were also down for the year, primarily due to lower net sales at the Company’s brick and mortar locations.

Financial Position Highlights

At December 31, 2015, cash and marketable securities totaled $43.1 million and outstanding debt totaled $26.6 million. At December 31, 2014, cash and marketable securities totaled $43.0 million and outstanding debt totaled $5.4 million. During 2015, the Company drew down $21.2 million on its revolving line of credit, collected $6.1 million from stock option exercises, and received a net of $5.2 million from maturities of marketable securities. The Company spent $9.9 million on purchases of Company stock, paid dividends of $8.5 million, and had $2.5 million of capital expenditures. In addition, the Company’s operations resulted in a net $5.7 million use of cash, mainly to fund inventory purchases.

2015 vs. 2014

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2015 and 2014, were as follows:

	Years ended December 31,
	2015	2014	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$251,370	$243,429	3%
North American Retail	22,121	23,324	-5%
Other	47,126	53,735	-12%
Total	$320,617	$320,488	0%
Earnings from Operations
North American Wholesale	$24,272	$22,527	8%
North American Retail	2,519	3,300	-24%
Other	2,994	4,830	-38%
Total	$29,785	$30,657	-3%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2015 and 2014, were as follows:

	Years ended December 31,
	2015	2014	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$67,655	$61,157	11%
Nunn Bush	66,681	66,498	0%
Florsheim	50,961	51,440	-1%
BOGS/Rafters	59,616	57,830	3%
Umi	2,825	3,322	-15%
Total North American Wholesale	$247,738	$240,247	3%
Licensing	3,632	3,182	14%
Total North American Wholesale Segment	$251,370	$243,429	3%

The increase in Stacy Adams 2015 net sales was driven by strong new product sales. Net sales of the BOGS/Rafters brands were up due to strong sales of BOGS women’s and children’s footwear in the U.S.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Overall product margins for the wholesale segment increased to 31.5% this year, from 31.4% last year. Gross margins in the U.S. increased to 32.4% this year, from 31.4% last year, however, this increase was offset by lower gross margins in Canada. Gross margins in Canada continue to be negatively affected by the weaker Canadian dollar because inventory is purchased in U.S. dollars.

Earnings from operations in the North American wholesale segment were $24.3 million in 2015, up 8% as compared to $22.5 million in 2014. This increase was due to higher sales and gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. The Company’s distribution costs were $11.3 million and $11.0 million in the years ended December 31, 2015 and 2014, respectively. The Company’s shipping and handling expenses were $3.1 million and $3.5 million in the years ended December 31, 2015 and 2014, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were up $1.3 million for the year, which included an additional $2 million in marketing and advertising expenses. As a percent of net sales, wholesale selling and administrative expenses were 23% in each of 2015 and 2014.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $22.1 million in 2015, down 5% as compared to $23.3 million in 2014. The decrease was due to three fewer domestic retail stores operating this year as compared to last year. Same store sales, which include U.S. internet sales, were up 1% for the year. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The increase in same store sales was due to an increase in the Company’s U.S. internet business.

Earnings from Operations

Earnings from operations in the North American retail segment were $2.5 million in 2015, down 24% as compared to $3.3 million in 2014. Retail gross earnings as a percent of net sales were 65.7% in 2015 and 65.9% in 2014. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs and depreciation. Selling and administrative expenses as a percent of net sales were 54% in 2015 compared to 52% in 2014. The decrease in retail earnings from operations was primarily due to lower net sales at the Company’s brick and mortar locations.

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment (“ASC 360”). See Note 2 in the Notes to Consolidated Financial Statements for further information. No impairment charge was recognized in 2015 or 2014.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2015, net sales of the Company’s other businesses were $47.1 million, down 12% as compared with $53.7 million in 2014. This decrease was primarily due to lower net sales at Florsheim Australia, caused by the translation of the weaker Australian currency into U.S. dollars. In local currency, Florsheim Australia’s net sales were up 7% for the year. Earnings from operations at Florsheim Australia and Florsheim Europe were $3.0 million in 2015, down 38% as compared to $4.8 million last year. This decrease was primarily due to lower operating earnings at recently opened stores in Asia and Australia as well as lower operating earnings at the Company’s retail store in Macau, as a result of higher operating expenses.

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

Earnings from Operations

Earnings from operations in the North American wholesale segment were $22.5 million in 2014, up 9% as compared to $20.7 million in 2013. 2014 wholesale earnings from operations included $611,000 of expense resulting from the Bogs contingent consideration adjustment, which was recorded within selling and administrative expenses. Without this adjustment, wholesale earnings from operations would have been up 11% in 2014, driven by higher sales volumes. Wholesale gross earnings as a percent of net sales were 32.3% in 2014 and 32.6% in 2013. The decrease in wholesale gross earnings as a percent of net sales was primarily due to lower gross margins on product sold in Canada, resulting from the weaker Canadian dollar relative to the U.S. dollar in 2014, as compared to 2013.

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

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were flat at $23.3 million in 2014 and 2013. There were seven fewer stores operating in 2014 than in 2013; one store closed in 2014 and six stores closed throughout 2013. The sales losses from these closed stores were offset by a 5% increase in same store sales for 2014. Same store sales include retail store sales and U.S. internet sales. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The increase in same store sales was driven by an increase in the Company’s U.S. internet business.

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

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2014, net sales of the Company’s other businesses were $53.7 million, up 5% as compared with $51.4 million in 2013. This increase was due to higher sales volumes at both Florsheim Europe and Florsheim Australia. Florsheim Australia’s net sales were up $1.4 million, or 3%, for the year. In local currency, Florsheim Australia’s net sales were up 10% for the year. This increase was due to higher sales volumes in both its retail businesses, where sales were up 13% (same store sales up 10%), and its wholesale businesses, where sales were up 6% compared to 2013. Florsheim Australia’s net sales were negatively impacted by the weaker Australian dollar relative to the U.S. dollar in 2014. Earnings from operations of these businesses were $4.8 million in 2014, up 21% as compared to $4.0 million in 2013. This increase was primarily due to higher operating earnings at Florsheim Australia.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is from its investments in marketable securities. Interest income was $936,000 in 2015, $1.2 million in 2014, and $1.5 million in 2013. The decrease over the three year period was primarily due to lower average investment balances.

Interest expense was $181,000 in 2015, $178,000 in 2014 and $384,000 in 2013. The decrease in 2014 was due to a lower average debt balance in 2014, as compared to 2013.

Other expense, net, was $1.4 million in 2015, $595,000 in 2014 and $653,000 in 2013. Other expense, net, included foreign exchange transaction losses totaling $961,000, $268,000, and $279,000 in 2015, 2014, and 2013, respectively, and other non-operating expenses. The increase in foreign exchange transaction losses this year was primarily due to the significant decline in the Australian dollar compared to the U.S. dollar. Additionally, other expense in 2015 included $473,000 of expense related to the operating losses and write-off of an investment by Florsheim Australia in a foreign joint venture.

The effective tax rate for 2015 was 37.7% compared with 36.2% in 2014 and 35.2% in 2013. The increase in 2015 was primarily due to a higher state tax liability this year as well as higher effective tax rates at the Company’s foreign locations. The increase in 2014 was largely due to lower percentages of tax free municipal bond income relative to pretax earnings in the United States.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $22.4 million at December 31, 2015, and $18.4 million at December 31, 2014, and its revolving line of credit. In 2015, the Company used $5.7 million of cash in operating activities, compared with generating $17.8 million of cash in 2014 and generating $29.8 million of cash in 2013. Fluctuations in net cash from operating activities over the three year period have mainly resulted from changes in net earnings and operating assets and liabilities, and most significantly the year-end inventory and accounts receivable balances. The decrease in 2015 was primarily a result of buying more inventory to meet increased backlogs and increase its stock of core products in order to meet at once demand, which is particularly important for BOGS, as weather can have a significant impact on demand for its products.

The Company’s capital expenditures were $2.5 million, $2.9 million and $2.7 million in 2015, 2014 and 2013, respectively. In addition, in 2013 the Company purchased a 50% interest in a building in Montreal, Canada for $3.2 million. The Company expects capital expenditures to be between $4 million and $5 million in 2016. The increase in 2016 is due to improvements that will be made to the Company’s distribution center in Glendale, Wisconsin to increase its capacity.

The Company paid cash dividends of $8.5 million, $8.2 million and $4.1 million in 2015, 2014 and 2013, respectively. On December 31, 2012, the Company paid two quarterly cash dividends, each for $0.17 per share, which typically would have been paid in the first half of 2013. Both dividends were accelerated into 2012 in anticipation of potential tax law changes effective January 1, 2013. The Company resumed its regular quarterly dividend payment schedule in the second quarter of 2013.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2015, the Company repurchased 354,741 shares for a total cost of $9.9 million. In 2014, the Company repurchased 297,576 shares for a total cost of $8.0 million. In 2013, the Company repurchased 195,050 shares for a total cost of $4.6 million. At December 31, 2015, the remaining total shares available to purchase under the program was approximately 976,000 shares.

At December 31, 2015, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2016. The line of credit bears interest at LIBOR plus 0.75%. At December 31, 2015, outstanding borrowings were approximately $26.6 million at an interest rate of 1.18%. The highest balance during the year was $42.0 million. At December 31, 2014, outstanding borrowings were $5.4 million at an interest rate of 0.92%. In March 2014, the Company began sweeping excess cash against its revolving line of credit on a daily basis. Proceeds and repayments from bank borrowings increased in 2014 as a result of this daily activity.

In connection with the Bogs acquisition, the Company had two earn-out payments due to the former shareholders of Bogs. The Company made the first earn-out payment of approximately $1,270,000 in the first quarter of 2013. The second earn-out payment of approximately $5.2 million is due in March 2016. For additional information, see Note 10 in the Notes to Consolidated Financial Statements.

As of December 31, 2015, $2.8 million of cash and cash equivalents was held by the Company’s foreign subsidiaries. If these funds are needed for operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. Management believes that under the current tax law, the related tax impact of any such repatriation would not be material to the Company’s financial statements.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, capital expenditures, continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business in 2016, although there can be no assurances.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments

The Company’s significant contractual obligations are its supplemental pension plan, its operating leases, and the contingent consideration that will be paid from the Bogs acquisition. These obligations are discussed further in the Notes to Consolidated Financial Statements. The Company also has significant obligations to purchase inventory. Future obligations under operating leases are disclosed in Note 13 of the Notes to Consolidated Financial Statements. The table below provides summary information about these obligations as of December 31, 2015.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
Pension obligations	$34,818	$405	$870	$1,016	$32,527
Operating leases	38,696	8,504	13,593	9,927	6,672
Contingent consideration (undiscounted)	5,217	5,217	—	—	—
Purchase obligations*	56,774	56,774	—	—	—
Total	$135,505	$70,900	$14,463	$10,943	$39,199

*	Purchase obligations relate entirely to commitments to purchase inventory.

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

Discount Rate — Pension expense and projected benefit obligation both increase as the discount rate is reduced. See Note 11 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 and the funded status of the plans at December 31, 2015 and 2014. The rates are based on the plan’s projected cash flows. The Company utilizes the cash flow matching method, which discounts each year’s projected cash flows at the associated spot interest rate back to the measurement date. A 0.5% decrease in the discount rate would increase annual pension expense and the projected benefit obligation by approximately $458,000 and $4.6 million, respectively.

Expected Rate of Return — Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 7.50% in 2015 and 2014, and 7.75% in 2013. This rate was based on the Company’s long-term investment policy of equity securities: 20% – 80%; fixed income securities: 20% – 80%; and other, principally cash: 0% – 20%. A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $157,000.

The Company’s unfunded benefit obligation was $30.6 million and $33.7 million at December 31, 2015 and 2014, respectively. The decrease between years was primarily due to an increase in the discount rate used to determine the funded status of the plan.

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

The Company conducted its annual impairment test of goodwill as of December 31, 2015. For goodwill impairment testing, the Company determined the applicable reporting unit is its wholesale segment. Fair value of the wholesale segment was estimated based on a weighted analysis of discounted cash flows (“income approach”) and a comparable public company analysis (“market approach”). The rate used in determining discounted cash flows is a rate corresponding to the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The testing determined that the estimated fair value of the wholesale segment substantially exceeded its carrying value therefore there was no impairment of goodwill in 2015.

The Company conducted its annual impairment tests of trademarks as of December 31, 2015. The Company uses a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. In fiscal 2015, 2014 and 2013, there was no impairment of the Company’s trademarks.

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

Contingent Consideration

Contingent consideration is comprised of two earn-out payments that the Company is obligated to pay as a result of the 2011 acquisition of Bogs. The contingent consideration was formula-driven and was based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The Company paid the first earn-out payment of $1,270,000 in the first quarter of 2013. The second earn-out payment is due in March 2016. As of December 31, 2015, the estimate of the second earn-out payment was finalized, as it was based on actual gross margin dollars generated by Bogs through December 31, 2015. The final value of the second earn-out payment was $5.2 million. As of December 31, 2014, the Company’s estimate of the fair value of the second earn-out payment was $5.7 million. The second earn-out payment was recorded within accrued liabilities as of December 31, 2015, and other long-term liabilities as of December 31, 2014, in the Consolidated Balance Sheets.

Prior to December 31, 2015, the Company determined the fair value of the contingent consideration using a probability-weighted model which included estimates related to Bogs future sales levels and gross margins. On a quarterly basis, the Company revalued the obligation and records increases or decreases in its fair value as an adjustment to operating earnings. Changes to the contingent consideration obligation resulted from accretion of the discount due to the passage of time and changes in the actual or projected future performance of Bogs. The assumptions used to value the contingent consideration included a significant amount of judgment, and any changes in the assumptions may have had a material impact on the amount of contingent consideration expense or income recorded in a given period.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes. The Company generally does not have significant market risk on its marketable securities as those investments consist of investment-grade securities and are held to maturity. The Company reviewed its portfolio of investments as of December 31, 2015, and determined that no other-than-temporary market value impairment exists. In 2013, the Company concluded that the unrealized loss on one of its municipal bonds was other-than-temporary. Accordingly, the Company wrote the bond down to fair value and recorded an impairment loss of $200,000.

The Company is also exposed to market risk related to the assets in its defined benefit pension plan. The Company reduces that risk by having a diversified portfolio of equity and fixed income investments and periodically reviews this allocation with its investment consultants.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers, Florsheim Australia’s purchases of its inventory in U.S. dollars and the Company’s intercompany loans with Florsheim Australia. At December 31, 2015, the Company had forward exchange contracts outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.3 million dollars. Additionally, Florsheim Australia had forward exchange contracts outstanding to buy $6.6 million U.S. dollars at a price of approximately $9.3 million Australian dollars. All contracts expire in less than one year. Based on year-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts. Based on the Company’s outstanding forward contracts and intercompany loans, a 10% depreciation in the U.S. dollar at December 31, 2015 would result in a loss of approximately $327,000.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2015, the Company had approximately $26.6 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2015 was approximately $180,000. A 10% increase in the Company’s interest rate on borrowings outstanding as of December 31, 2015 would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2015 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Weyco Group, Inc.
Milwaukee, WI

We have audited the accompanying consolidated balance sheet of Weyco Group, Inc. as of December 31, 2015, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for the year then ended. We also have audited Weyco Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the 2015 financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2015 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. as of December 31, 2015 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Weyco Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Weyco Group, Inc.

We have audited the accompanying consolidated balance sheet of Weyco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 11, 2015

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share amounts)
Net sales	$320,617	$320,488	$300,284
Cost of sales	199,008	197,420	182,971
Gross earnings	121,609	123,068	117,313
Selling and administrative expenses	91,824	92,411	89,558
Earnings from operations	29,785	30,657	27,755
Interest income	936	1,174	1,461
Interest expense	(181)	(178)	(384)
Other expense, net	(1,425)	(595)	(653)
Earnings before provision for income taxes	29,115	31,058	28,179
Provision for income taxes	10,962	11,234	9,930
Net earnings	18,153	19,824	18,249
Net (loss) earnings attributable to noncontrolling interest	(59)	804	648
Net earnings attributable to Weyco Group, Inc.	$18,212	$19,020	$17,601
Basic earnings per share	$1.69	$1.76	$1.63
Diluted earnings per share	$1.68	$1.75	$1.62

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Net earnings	$18,153	$19,824	$18,249
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,411)	(2,374)	(2,456)
Pension liability adjustments	2,360	(6,648)	4,707
Other comprehensive (loss) income	(1,051)	(9,022)	2,251
Comprehensive income	17,102	10,802	20,500
Comprehensive (loss) income attributable to noncontrolling interest	(673)	390	(193)
Comprehensive income attributable to Weyco Group, Inc.	$17,775	$10,412	$20,693

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

	2015	2014
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$17,926	$12,499
Marketable securities, at amortized cost	4,522	5,914
Accounts receivable, less allowances of $2,257 and $2,384, respectively	54,009	55,100
Inventories	97,184	69,015
Prepaid expenses and other current assets	5,835	7,521
Total current assets	179,476	150,049
Marketable securities, at amortized cost	20,685	24,540
Deferred income tax benefits	—	1,999
Property, plant and equipment, net	31,833	33,694
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,143	21,304
Total assets	$298,997	$277,446
LIABILITIES AND EQUITY:
Short-term borrowings	$26,649	$5,405
Accounts payable	13,339	15,657
Dividend payable	2,147	2,045
Accrued liabilities:
Wages, salaries and commissions	3,134	3,252
Taxes other than income taxes	1,111	1,134
Other	13,239	8,366
Accrued income tax payable	31	151
Deferred income tax liabilities	1,537	1,747
Total current liabilities	61,187	37,757
Deferred income tax liabilities	70	—
Long-term pension liability	30,188	33,379
Other long-term liabilities	2,823	8,356
Commitments (Note 13)
Equity:
Common stock, $1.00 par value, authorized 24,000,000 shares in 2015 and 2014, issued and outstanding 10,767,389 shares in 2015 and 10,821,140 shares in 2014	10,767	10,821
Capital in excess of par value	45,759	37,966
Reinvested earnings	160,325	160,179
Accumulated other comprehensive loss	(18,467)	(18,030)
Total Weyco Group, Inc. equity	198,384	190,936
Noncontrolling interest	6,345	7,018
Total equity	204,729	197,954
Total liabilities and equity	$298,997	$277,446

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, December 31, 2012	$10,831	$26,184	$149,664	$(12,514)	$7,224
Net earnings	—	—	17,601	—	648
Foreign currency translation adjustments	—	—	—	(1,615)	(841)
Pension liability adjustment (net of tax of $3,010)	—	—	—	4,707	—
Cash dividends declared ($0.54 per share)	—	—	(5,854)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(205)
Stock options exercised	220	3,712	—	—	—
Issuance of restricted stock	20	(20)	—	—	—
Stock-based compensation expense	—	1,283	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	570	—	—	—
Shares purchased and retired	(195)	—	(4,428)	—	—
Balance, December 31, 2013	$10,876	$31,729	$156,983	$(9,422)	$6,826
Net earnings	—	—	19,020	—	804
Foreign currency translation adjustments	—	—	—	(1,960)	(414)
Pension liability adjustment (net of tax of $4,250)	—	—	—	(6,648)	—
Cash dividends declared ($0.75 per share)	—	—	(8,137)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(198)
Stock options exercised	218	4,663	—	—	—
Issuance of restricted stock	24	(24)	—	—	—
Stock-based compensation expense	—	1,465	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	133	—	—	—
Shares purchased and retired	(297)	—	(7,687)	—	—
Balance, December 31, 2014	$10,821	$37,966	$160,179	$(18,030)	$7,018
Net earnings	—	—	18,212	—	(59)
Foreign currency translation adjustments	—	—	—	(2,797)	(614)
Pension liability adjustment (net of tax of $1,509)	—	—	—	2,360	—
Cash dividends declared ($0.79 per share)	—	—	(8,563)	—	—
Stock options exercised	279	5,865	—	—	—
Issuance of restricted stock	22	(22)	—	—	—
Stock-based compensation expense	—	1,559	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	391	—	—	—
Shares purchased and retired	(355)	—	(9,503)	—	—
Balance, December 31, 2015	$10,767	$45,759	$160,325	$(18,467)	$6,345

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,153	$19,824	$18,249
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities –
Depreciation	3,612	3,659	3,962
Amortization	426	361	272
Bad debt expense	235	240	132
Deferred income taxes	346	1,115	1,268
Net (gains) losses on remeasurement of contingent consideration	(458)	611	24
Net foreign currency transaction losses	961	268	279
Stock-based compensation	1,559	1,465	1,283
Pension contributions	(2,633)	(1,300)	(1,282)
Pension expense	3,699	2,212	3,737
Other-than-temporary investment impairment	—	—	200
Increase in cash surrender value of life insurance	(573)	(552)	(540)
Changes in operating assets and liabilities –
Accounts receivable	1,009	(6,787)	421
Inventories	(28,282)	(5,807)	2,048
Prepaid expenses and other assets	2,237	(901)	(295)
Accounts payable	(2,326)	1,626	2,846
Accrued liabilities and other	(3,587)	604	(2,858)
Accrued income taxes	(105)	1,205	80
Net cash (used for) provided by operating activities	(5,727)	17,843	29,826
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(3,033)	(8,427)	(122)
Proceeds from maturities of marketable securities	8,191	8,177	13,968
Life insurance premiums paid	(155)	(155)	(155)
Investment in real estate	—	—	(3,206)
Purchase of property, plant and equipment	(2,481)	(2,890)	(2,699)
Net cash provided by (used for) investing activities	2,522	(3,295)	7,786
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,452)	(8,029)	(3,904)
Cash dividends paid to noncontrolling interest of subsidiary	—	(198)	(205)
Shares purchased and retired	(9,858)	(7,984)	(4,623)
Proceeds from stock options exercised	6,144	4,881	3,932
Payment of contingent consideration	—	—	(1,270)
Proceeds from bank borrowings	160,534	101,200	11,000
Repayments of bank borrowings	(139,290)	(107,795)	(44,000)
Income tax benefits from stock-based compensation	391	133	570
Net cash provided by (used for) financing activities	9,469	(17,792)	(38,500)
Effect of exchange rate changes on cash and cash equivalents	(837)	(226)	(431)
Net increase (decrease) in cash and cash equivalents	$5,427	$(3,470)	$(1,319)
CASH AND CASH EQUIVALENTS at beginning of year	12,499	15,969	17,288
CASH AND CASH EQUIVALENTS at end of year	$17,926	$12,499	$15,969
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$10,341	$8,875	$7,807
Interest paid	$181	$127	$335

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

1. NATURE OF OPERATIONS

Weyco Group, Inc. designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 13 Company-owned retail stores and an internet business in the United States as of December 31, 2015. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2015 and 2014, the Company’s cash and cash equivalents included investments in money market accounts and cash deposits at various banks. The Company periodically has cash balances in excess of insured amounts. The Company has not experienced any losses on deposits in excess of insured amounts.

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
Years Ended December 31, 2015, 2014 and 2013

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

Property, Plant and Equipment and Depreciation — Property, plant and equipment are stated at cost. Plant and equipment are depreciated using primarily the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 5 years; furniture and fixtures, 5 to 7 years. For income tax reporting purposes, depreciation is calculated using applicable methods.

Impairment of Long-Lived Assets — Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. To derive the fair value, the Company utilizes the income approach and the fair value determined is categorized as Level 3 in the fair value hierarchy. The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital. For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the case of its retail stores, the Company groups assets at the individual store level. In connection with the Company’s impairment review, no impairment charges were recorded in 2015, 2014 or 2013.

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

Contingent Consideration — The Company recorded its estimate of the fair value of the contingent consideration within accrued liabilities as of December 31, 2015 and other long-term liabilities as of December 31, 2014, in the Consolidated Balance Sheets. On a quarterly basis, the Company revalues the liability and records increases or decreases in its fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, accretion of the discount due to the passage of time, or changes in the actual or projected future performance of Bogs. The assumptions used to determine the fair value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense or income recorded in a given period. See Note 10.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Income Taxes — Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. See Note 12.

Noncontrolling Interest — The Company’s noncontrolling interest is accounted for under ASC 810, Consolidation (“ASC 810”) and represents the minority shareholder’s ownership interest related to the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific. In accordance with ASC 810, the Company reports its noncontrolling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net (loss) earnings attributable to the noncontrolling interest and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings.

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

Revenue Recognition — Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company. Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers. All product sales are recorded net of estimated allowances for returns and discounts. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $3.6 million for 2015, and $3.2 million for each of 2014 and 2013.

Shipping and Handling Fees — The Company classifies shipping and handling fees billed to customers as revenues. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the Consolidated Statements of Earnings. Wholesale segment shipping and handling expenses totaled $1.9 million in 2015, $2.4 million in 2014, and $2.7 million in 2013. Retail segment shipping and handling expenses, which result primarily from the Company’s shipments to its U.S. internet consumers, totaled $1.2 million in 2015, $1.1 million in 2014, and $760,000 in 2013.

Cost of Sales — The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses — Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation. Distribution costs included in selling and administrative expenses were $11.3 million in 2015, $11.0 million in 2014, and $10.8 million in 2013.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Advertising Costs — Advertising costs are expensed as incurred. Total advertising costs were $12.8 million, $10.5 million, and $11.4 million in 2015, 2014 and 2013, respectively. All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $4.2 million, $3.5 million, and $4.3 million in 2015, 2014 and 2013, respectively.

Foreign Currency Translations — The Company accounts for currency translations in accordance with ASC 830, Foreign Currency Matters (“ASC 830”). The Company’s non-U.S. subsidiaries local currencies are the functional currencies under which the balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year-end and income and expense accounts are translated at the weighted average rates of exchange in effect during the year. Translation adjustments resulting from this process are recognized as a separate component of accumulated other comprehensive loss, which is a component of equity.

Foreign Currency Transactions — Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction losses totaled approximately $961,000 in 2015, $268,000 in 2014, and $279,000 in 2013.

Financial Instruments — At December 31, 2015, the Company had forward exchange contracts outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.3 million dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $6.6 million U.S. dollars at a price of approximately $9.3 million Australian dollars. These contracts all expire in 2016. Based on year-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts. In 2015, the Company recorded realized gains of approximately $1.4 million related to forward exchange contracts. In 2014 and 2013, there were no significant realized gains or losses related to forward exchange contracts.

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

Comprehensive Income — Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2015	2014
	(Dollars in thousands)
Foreign currency translation adjustments	$(5,691)	$(2,894)
Pension liability, net of tax	(12,776)	(15,136)
Total accumulated other comprehensive loss	$(18,467)	$(18,030)

The noncontrolling interest as recorded in the Consolidated Balance Sheets at December 31, 2015 and 2014, included foreign currency translation adjustments of approximately ($1,061,000) and ($447,000), respectively.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the year ended December 31, 2015 (dollars in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Balance, December 31, 2013	$(934)	$(8,488)	$(9,422)
Other comprehensive loss before reclassifications	(1,960)	(7,079)	(9,039)
Amounts reclassified from accumulated other comprehensive loss	—	431	431
Net current period other comprehensive loss	(1,960)	(6,648)	(8,608)
Balance, December 31, 2014	$(2,894)	$(15,136)	$(18,030)
Other comprehensive (loss) income before reclassifications	(2,797)	1,285	(1,512)
Amounts reclassified from accumulated other comprehensive loss	—	1,075	1,075
Net current period other comprehensive (loss) income	(2,797)	2,360	(437)
Balance, December 31, 2015	$(5,691)	$(12,776)	$(18,467)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2015 and 2014 (dollars in thousands):

	Amounts reclassified from accumulated other comprehensive loss for the year ended December 31,		Affected line item in the statement where net income is presented
	2015	2014
Amortization of defined benefit pension items
Prior service cost	$(112)	$(112)	(1)
Actuarial losses	1,874	818	(1)
Total before tax	1,762	706
Tax benefit	(687)	(275)
Net of tax	$1,075	$431

(1)	These amounts were included in the computation of net periodic pension cost. See Note 11 for additional details.

Stock-Based Compensation — At December 31, 2015, the Company had two stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation — Stock Compensation (“ASC 718”). The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Concentration of Credit Risk — The Company had no individual customer accounts receivable balances outstanding at December 31, 2015 and 2014 that represented more than 10% of the Company’s gross accounts receivable balance. Additionally, there were no single customers with sales above 10% of the Company’s total sales in 2015, 2014 and 2013.

Recent Accounting Pronouncements —

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 “Leases (Topic 842),” The new standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-04 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendments in this update defer the effective date of the new standard on revenue recognition by one year. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard is now effective for fiscal years beginning after December 15, 2017 and interim periods therein. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

3. FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

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

4. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of December 31, 2015 and 2014. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2015		2014
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$4,522	$4,546	$5,914	$6,006
Due from one through five years	12,395	13,057	14,398	15,204
Due from six through ten years	6,929	7,217	9,337	9,711
Due from eleven through twenty years	1,361	1,391	805	762
Total	$25,207	$26,211	$30,454	$31,683

The unrealized gains and losses on investment securities at December 31, 2015 and 2014 were as follows:

	2015		2014
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$1,014	$(10)	$1,279	$(50)

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. The Company determined that no other-than-temporary impairment exists for the year ended December 31, 2015.

In 2013, the Company concluded that the unrealized loss on one of its municipal bonds was other-than-temporary. Accordingly, the Company wrote the bond down to fair value and recorded an impairment loss of $200,000. This loss was recorded within other expense, net, in the 2013 Consolidated Statements of Earnings.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

5. INVENTORIES

At December 31, 2015 and 2014, inventories consisted of:

	2015	2014
	(Dollars in thousands)
Finished shoes	$116,177	$87,203
LIFO reserve	(18,993)	(18,188)
Total inventories	$97,184	$69,015

Finished shoes included inventory in-transit of $38.1 million and $25.9 million as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, approximately 91% of the Company’s inventories were valued by the LIFO method of accounting while approximately 9% were valued by the first-in, first-out (“FIFO”) method of accounting.

During 2015, there were no liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2015 purchases. During 2014, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2014 purchases. The effect of the liquidation decreased cost of goods sold by $151,000 in 2014. During 2013, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2013 purchases. The effect of the liquidation decreased cost of goods sold by $64,000 in 2013.

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2015 and 2014, property, plant and equipment consisted of:

	2015	2014
	(Dollars in thousands)
Land and land improvements	$3,706	$3,706
Buildings and improvements	26,912	26,900
Machinery and equipment	27,142	25,816
Retail fixtures and leasehold improvements	11,232	12,259
Construction in progress	24	18
Property, plant and equipment	69,016	68,699
Less: Accumulated depreciation	(37,183)	(35,005)
Property, plant and equipment, net	$31,833	$33,694

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

7. INTANGIBLE ASSETS

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following as of December 31, 2015:

	Weighted Average Life (Years)	December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$—	$11,112
Trademarks		34,748	—	34,748
Total indefinite-lived intangible assets		$45,860	$—	$45,860
Amortizable intangible assets:
Non-compete agreement	5	$200	$(193)	$7
Customer relationships	15	3,500	(1,128)	2,372
Total amortizable intangible assets		$3,700	$(1,321)	$2,379

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

The Company performs impairment tests for goodwill and trademarks on an annual basis and more frequently if an event or changes in circumstances indicate that their carrying values may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset.

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

7. INTANGIBLE ASSETS  – (continued)

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

The Company recorded amortization expense for intangible assets of approximately $273,000 in each of 2015, 2014 and 2013. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense to be as follows:

(Dollars in thousands)	Intangible Assets
2016	$240
2017	233
2018	233
2019	233
2020	233
Thereafter	1,207
Total	$2,379

8. OTHER ASSETS

Other assets included the following amounts at December 31, 2015 and 2014:

	2015	2014
	(Dollars in thousands)
Cash surrender value of life insurance	$14,876	$14,148
Intangible assets (See Note 7)	2,379	2,653
Investment in real estate	2,284	2,793
Other	1,604	1,710
Total other assets	$21,143	$21,304

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $16.2 million in aggregate as of December 31, 2015.

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The building, which is classified as an investment in real estate in the above table, serves as the Company’s Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”).

9. SHORT-TERM BORROWINGS

At December 31, 2015, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2016. The line of credit bears interest at LIBOR plus 0.75%. At December 31, 2015, outstanding borrowings were approximately $26.6 million at an interest rate of 1.18%. The highest balance during the year was $42.0 million. At December 31, 2014, outstanding borrowings were $5.4 million at an interest rate of 0.92%.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

10. CONTINGENT CONSIDERATION

Contingent consideration is comprised of two earn-out payments that the Company is obligated to pay the former shareholders of The Combs Company (“Bogs”) related to the Company’s acquisition of Bogs in 2011. The estimate of contingent consideration was formula-driven and was based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first earn-out payment was due in 2013 and was paid on March 28, 2013, in the amount of $1,270,000. The second earn-out payment is due in March 2016. In accordance with ASC 805, Business Combinations (“ASC 805”), the Company remeasured its estimate of the fair value of the contingent consideration at each reporting date. The change in fair value was recognized in earnings. The total contingent consideration is reflected in the Company’s wholesale segment.

As of December 31, 2015, the second earn-out payment was finalized, as it was based on actual gross margin dollars generated by Bogs through December 31, 2015. The final value of the second earn-out payment was $5.2 million. As of December 31, 2014, the Company’s estimate of the fair value of the second earn-out payment was $5.7 million. The second earn-out payment was recorded within accrued liabilities as of December 31, 2015, and other long-term liabilities as of December 31, 2014, in the Consolidated Balance Sheets.

The following table summarizes the activity during 2015 and 2014 related to the second earn-out payment as recorded in the Consolidated Statements of Earnings (dollars in thousands):

	2015	2014
Beginning balance	$5,675	$5,064
Net (gains) losses on remeasurement of contingent consideration	(458)	560
Interest expense	—	51
Ending balance	$5,217	$5,675

The net (gains) losses on remeasurement of contingent consideration were recorded within selling and administrative expenses in the Consolidated Statements of Earnings. The decrease in the liability in 2015 was primarily a result of Bogs performance in the current year. Bogs generated lower gross margin dollars in 2015 than the Company had previously projected, primarily as a result of the mild start to the 2015 – 2016 winter.

The fair value measurement of the contingent consideration was based on significant inputs not observed in the market and thus represented a level 3 valuation as defined by ASC 820. Prior to December 31, 2015, the fair value measurement was determined using a probability-weighted model which included various estimates related to Bogs future sales levels and gross margins. As of December 31, 2015, these estimates were final.

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

11. EMPLOYEE RETIREMENT PLANS  – (continued)

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

The Company’s pension plan’s weighted average asset allocation at December 31, 2015 and 2014, by asset category, was as follows:

	Plan Assets at December 31,
	2015	2014
Asset Category:
Equity Securities	52%	50%
Fixed Income Securities	40%	43%
Other	8%	7%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.50% long-term rate of return on assets assumption for 2015.

Assumptions used in determining the funded status at December 31, 2015 and 2014 were:

	2015	2014
Discount rate	4.62%	4.17%
Rate of compensation increase	4.00%	4.00%

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2015 and 2014:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2015	2014	2015	2014
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$50,932	$41,470	$14,841	$12,337
Service cost	1,345	1,042	291	221
Interest cost	2,051	1,999	614	586
Actuarial (gain) loss	(3,806)	8,221	(1,135)	2,047
Benefits paid	(1,845)	(1,800)	(350)	(350)
Projected benefit obligation, end of year	$48,677	$50,932	$14,261	$14,841
Change in plan assets
Fair value of plan assets, beginning of year	32,027	31,522	—	—
Actual return on plan assets	(320)	1,145	—	—
Administrative expenses	(150)	(140)	—	—
Contributions	2,633	1,300	350	350
Benefits paid	(1,845)	(1,800)	(350)	(350)
Fair value of plan assets, end of year	$32,345	$32,027	$—	$—
Funded status of plan	$(16,332)	$(18,905)	$(14,261)	$(14,841)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities – other	$—	$—	$(405)	$(367)
Long-term pension liability	(16,332)	(18,905)	(13,856)	(14,474)
Net amount recognized	$(16,332)	$(18,905)	$(14,261)	$(14,841)
Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $6,631, $7,559, $1,808 and $2,431, respectively	$10,371	$11,824	$2,828	$3,803
Prior service cost, net of income tax liability of $0, $0, ($270) and ($314), respectively	—	—	(423)	(491)
Net amount recognized	$10,371	$11,824	$2,405	$3,312

The accumulated benefit obligation for the defined benefit pension plan and the supplemental pension plan was $43.7 million and $14.2 million, respectively, at December 31, 2015, and $45.3 million and $14.3 million, respectively, at December 31, 2014.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

11. EMPLOYEE RETIREMENT PLANS  – (continued)

Assumptions used in determining net periodic pension cost for the years ended December 31, 2015, 2014 and 2013 were:

	2015	2014	2013
Discount rate	4.17%	5.03%	4.23%
Rate of compensation increase	4.00%	4.00%	4.50%
Long-term rate of return on plan assets	7.50%	7.50%	7.75%

The components of net periodic pension cost for the years ended December 31, 2015, 2014 and 2013, were:

	2015	2014	2013
	(Dollars in thousands)
Benefits earned during the period	$1,636	$1,263	$1,726
Interest cost on projected benefit obligation	2,665	2,586	2,403
Expected return on plan assets	(2,364)	(2,343)	(2,094)
Net amortization and deferral	1,762	706	1,702
Net pension expense	$3,699	$2,212	$3,737

The Company expects to recognize expense of approximately $1.6 million due to the amortization of unrecognized loss and income of approximately $112,000 due to the amortization of prior service cost as components of net periodic benefit cost in 2016, which are included in accumulated other comprehensive loss at December 31, 2015.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the Company expects that any cash contributions necessary to satisfy these requirements would not be material in 2016.

Projected benefit payments for the plans as of December 31, 2015 were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2016	$2,178	$405
2017	$2,248	$421
2018	$2,362	$449
2019	$2,509	$488
2020	$2,563	$528
2021 – 2025	$13,882	$3,684

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2015 by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2015
	Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$12,352	$1,027	$—	$13,379
Preferred stocks	409	22	—	431
Exchange traded funds	3,375	—	—	3,375
Corporate obligations	—	4,503	—	4,503
State and municipal obligations	—	1,337	—	1,337
Pooled fixed income funds	5,423	—	—	5,423
U.S. government securities	—	1,103	—	1,103
Cash and cash equivalents	2,703	—	—	2,703
Subtotal	$24,262	$7,992	$—	$32,254
Other assets(1)				91
Total				$32,345

(1)	This category represents trust receivables that are not leveled.

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

The Company also has a defined contribution plan covering substantially all employees. The Company contributed approximately $350,000, $302,000 and $227,000 in 2015, 2014 and 2013, respectively.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

12. INCOME TAXES

The provision for income taxes included the following components at December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in thousands)
Current:
Federal	$8,801	$7,339	$6,449
State	1,314	1,131	940
Foreign	501	1,649	1,273
Total	10,616	10,119	8,662
Deferred	346	1,115	1,268
Total provision	$10,962	$11,234	$9,930

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.4	2.8	2.6
Non-taxable municipal bond interest	(1.0)	(1.2)	(1.7)
Foreign income tax rate differences	0.4	(0.8)	(0.9)
Other	(0.1)	0.4	0.2
Effective tax rate	37.7%	36.2%	35.2%

The foreign component of pretax net earnings was $1.3 million, $5.0 million and $4.2 million for 2015, 2014 and 2013, respectively. As of December 31, 2015, the total amount of unremitted foreign earnings was $6.9 million. A deferred tax liability has not been recorded on these unremitted earnings because the Company intends to permanently reinvest such earnings outside of the U.S. Future dividends, if any, would be paid only out of current year earnings in the year earned. If the remaining unremitted foreign earnings at December 31, 2015 were to be repatriated in the future, the related deferred tax liability would not have a material impact on the Company’s financial statements.

The components of deferred taxes as of December 31, 2015 and 2014 were as follows:

	2015	2014
	(Dollars in thousands)
Deferred tax benefits:
Accounts receivable reserves	$422	$442
Pension liability	11,931	13,161
Accrued liabilities	2,383	2,426
Foreign currency losses on intercompany loans	148	—
	14,884	16,029
Deferred tax liabilities:
Inventory and related reserves	(3,552)	(3,636)
Cash value of life insurance	(3,517)	(3,451)
Property, plant and equipment	(1,420)	(1,703)
Intangible assets	(7,753)	(6,642)
Prepaid expenses and other assets	(249)	(240)
Foreign currency gains on intercompany loans	—	(105)
	(16,491)	(15,777)
Net deferred income tax (liabilities) benefits	$(1,607)	$252

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

12. INCOME TAXES  – (continued)

The net deferred tax (liabilities) benefits are classified in the Consolidated Balance Sheets as follows:

	2015	2014
	(Dollars in thousands)
Current deferred income tax liabilities	$(1,537)	$(1,747)
Noncurrent deferred income tax (liabilities) benefits	(70)	1,999
	$(1,607)	$252

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2012	$124
Increases related to current year tax positions	—
Balance at December 31, 2013	$124
Favorable settlements of tax positions	(55)
Decreases related to prior year tax positions	(69)
Balance at December 31, 2014	$—
Increases related to current year tax positions	284
Balance at December 31, 2015	$284

The Company had $284,000 of unrecognized tax benefits at December 31, 2015, which, if recognized, would reduce the Company’s annual effective tax rate. Included in the Consolidated Balance Sheets at December 31, 2015 was a liability for potential interest related to these positions of $108,000. The Company had no unrecognized tax benefits at December 31, 2014. At December 31, 2013, the Company had unrecognized tax benefits of $124,000, which, if recognized, would reduce the Company’s annual effective tax rate. Included in the Consolidated Balance Sheets at December 31, 2013 was a liability for potential interest related to these positions of $5,000.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2011 through 2015 tax years remain subject to examination by those taxing authorities.

13. COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases office space in the U.S. and its distribution facilities in Canada and overseas. Total minimum rents were $9.1 million in 2015, $9.7 million in 2014 and $9.5 million in 2013. Percentage rentals were $461,000 in 2015, $512,000 in 2014, and $430,000 in 2013.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

13. COMMITMENTS  – (continued)

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015, are shown below. Renewal options exist for many long-term leases.

(Dollars in thousands)	Operating Leases
2016	$8,504
2017	7,241
2018	6,352
2019	5,715
2020	4,212
Thereafter	6,672
Total	$38,696

At December 31, 2015, the Company also had purchase commitments of approximately $56.8 million to purchase inventory, all of which were due in less than one year.

14. STOCK REPURCHASE PROGRAM

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to purchase shares of its common stock in open market transactions at prevailing prices. In 2015, the Company purchased 354,741 shares at a total cost of $9.9 million through its stock repurchase program. In 2014, the Company purchased 297,576 shares at a total cost of $8.0 million through its stock repurchase program. In 2013, the Company purchased 195,050 shares at a total cost of $4.6 million through its stock repurchase program. At December 31, 2015, the Company was authorized to purchase an additional 976,158 shares under the program.

15. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$18,212	$19,020	$17,601
Denominator:
Basic weighted average shares outstanding	10,773	10,791	10,779
Effect of dilutive securities:
Employee stock-based awards	86	97	86
Diluted weighted average shares outstanding	10,859	10,888	10,865
Basic earnings per share	$1.69	$1.76	$1.63
Diluted earnings per share	$1.68	$1.75	$1.62

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

15. EARNINGS PER SHARE  – (continued)

Diluted weighted average shares outstanding for 2015 exclude antidilutive stock options totaling 720,757 shares at a weighted average price of $27.59. Diluted weighted average shares outstanding for 2014 exclude antidilutive stock options totaling 656,000 shares at a weighted average price of $27.76. Diluted weighted average shares outstanding for 2013 exclude antidilutive unvested restricted stock and outstanding stock options totaling 353,000 shares at a weighted average price of $26.85.

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2015, 2014 and 2013, there was no single customer with sales above 10% of the Company’s total sales.

In the retail segment, the Company operated 13 Company-owned stores in principal cities and an internet business in the United States as of December 31, 2015. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

16. SEGMENT INFORMATION  – (continued)

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2015
Product sales	$247,738	$22,121	$47,126	$316,985
Licensing revenues	3,632	—	—	3,632
Net sales	251,370	22,121	47,126	320,617
Depreciation	2,210	535	867	3,612
Earnings from operations	24,272	2,519	2,994	29,785
Total assets	267,265	4,372	27,360	298,997
Capital expenditures	1,329	399	753	2,481
2014
Product sales	$240,247	$23,324	$53,735	$317,306
Licensing revenues	3,182	—	—	3,182
Net sales	243,429	23,324	53,735	320,488
Depreciation	2,251	553	855	3,659
Earnings from operations	22,527	3,300	4,830	30,657
Total assets	244,278	4,689	28,479	277,446
Capital expenditures	1,305	60	1,525	2,890
2013
Product sales	$222,459	$23,255	$51,372	$297,086
Licensing revenues	3,198	—	—	3,198
Net sales	225,657	23,255	51,372	300,284
Depreciation	2,481	538	943	3,962
Earnings from operations	20,742	3,018	3,995	27,755
Total assets	230,509	7,412	29,612	267,533
Capital expenditures	790	34	1,875	2,699

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

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

16. SEGMENT INFORMATION  – (continued)

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(Dollars in thousands)
Net Sales:
United States	$252,459	$244,260	$231,729
Canada	21,031	22,493	17,183
Europe	7,291	9,048	8,117
Australia	27,224	30,466	29,318
Asia	9,050	9,842	9,484
South Africa	3,562	4,379	4,453
Total	$320,617	$320,488	$300,284
Long-Lived Assets:
United States	$74,658	$75,952	$77,755
Other	7,699	9,048	9,255
	$82,357	$85,000	$87,010

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), goodwill, trademarks, investment in real estate and amortizable intangible assets.

17. STOCK-BASED COMPENSATION PLANS

At December 31, 2015, the Company had two stock-based compensation plans: the 2011 Incentive Plan and the 2014 Incentive Plan (collectively, “the Plans”). Under the Plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant. The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards. Awards are no longer granted under the 2011 plan.

Stock options and restricted stock awards were granted on August 25, 2015, August 26, 2014, and on December 2, 2013. Under the 2011 and 2014 Incentive Plans, stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. The stock options and restricted stock awards granted in 2015, 2014 and 2013 vest ratably over four years. As of December 31, 2015, there were 321,800 shares remaining available for stock-based awards under the 2014 Incentive Plan.

In accordance with ASC 718, stock-based compensation expense was recognized in the 2015, 2014 and 2013 consolidated financial statements for stock options and restricted stock awards granted since 2009. An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation, and the estimate was adjusted quarterly to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates. The effect of applying the expense recognition provisions of ASC 718 in 2015, 2014 and 2013 decreased Earnings Before Provision For Income Taxes by approximately $1,559,000, $1,465,000, and $1,283,000, respectively.

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

17. STOCK-BASED COMPENSATION PLANS  – (continued)

As of December 31, 2015, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2012 through 2015 which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years. As of December 31, 2015, there was $1.3 million of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2012 through 2015 which is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2015, 2014 and 2013:

	2015	2014	2013
Risk-free interest rate	1.36%	1.45%	1.10%
Expected dividend yield	3.12%	2.81%	2.53%
Expected term	4.3 years	4.3 years	4.3 years
Expected volatility	21.6%	17.8%	16.2%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2015		2014		2013
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,355,416	$25.36	1,260,866	$24.41	1,265,792	$22.76
Granted	299,700	25.64	331,600	27.04	333,300	28.50
Exercised	(279,090)	22.02	(218,150)	22.37	(219,526)	17.91
Forfeited or expired	(24,200)	26.58	(18,900)	25.71	(118,700)	30.30
Outstanding at end of year	1,351,826	$26.09	1,355,416	$25.36	1,260,866	$24.41
Exercisable at end of year	594,906	$25.55	603,834	$23.66	581,081	$22.39
Weighted average fair market value of options granted	$3.30		$2.93		$2.77

	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	4.0	$1,541,000
Exercisable - December 31, 2015	3.1	$1,017,000

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

17. STOCK-BASED COMPENSATION PLANS  – (continued)

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 31, 2015 of $26.76 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested – December 31, 2012	558,929	$23.86	$4.23
Granted	333,300	28.50	2.77
Vested	(207,044)	23.83	4.42
Forfeited	(5,400)	23.95	4.28
Non-vested – December 31, 2013	679,785	$26.14	$3.46
Granted	331,600	27.04	2.93
Vested	(243,303)	25.54	3.80
Forfeited	(16,500)	25.98	3.44
Non-vested – December 31, 2014	751,582	$26.74	$3.12
Granted	299,700	25.64	3.30
Vested	(275,187)	26.14	3.36
Forfeited	(19,175)	26.59	3.14
Non-vested – December 31, 2015	756,920	$26.53	$3.10

The following table summarizes information about outstanding and exercisable stock options at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$23.53 to $25.86	712,026	3.8	$24.60	356,169	$23.90
$27.04 to $28.50	639,800	4.3	$27.76	238,737	$28.00
	1,351,826	4.0	$26.09	594,906	$25.55

The following table summarizes stock option activity for the years ended December 31:

	2015	2014	2013
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,705	$1,108	$1,506
Cash received from stock option exercises	$6,144	$4,881	$3,932
Income tax benefit from the exercise of stock options	$665	$432	$588
Total fair value of stock options vested	$925	$923	$915

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

17. STOCK-BASED COMPENSATION PLANS  – (continued)

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2013, 2014 and 2015:

Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2012	42,575	$23.87
Issued	20,400	28.50
Vested	(15,475)	23.85
Forfeited	—	—
Non-vested – December 31, 2013	47,500	25.86
Issued	24,400	27.04
Vested	(17,850)	25.31
Forfeited	—	—
Non-vested – December 31, 2014	54,050	$26.58
Issued	21,900	25.64
Vested	(20,700)	25.94
Forfeited	—	—
Non-vested – December 31, 2015	55,250	$26.45

At December 31, 2015, the Company expected 55,250 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.8 years. These shares had an aggregate intrinsic value of $1.5 million at December 31, 2015. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 31, 2015 of $26.76 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was approximately $221,000 in 2015, $183,000 in 2014, and $177,000 in 2013.

18. QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$78,052	$63,934	$91,227	$87,404	$320,617
Gross earnings	$28,737	$24,423	$32,610	$35,839	$121,609
Net earnings attributable to Weyco Group, Inc.	$3,633	$2,040	$5,526	$7,013	$18,212
Net earnings per share:
Basic	$0.34	$0.19	$0.51	$0.65	$1.69
Diluted	$0.33	$0.19	$0.51	$0.65	$1.68

WEYCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013

18. QUARTERLY FINANCIAL DATA (Unaudited)  – (continued)

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$74,929	$62,863	$87,425	$95,271	$320,488
Gross earnings	$27,364	$24,217	$32,421	$39,066	$123,068
Net earnings attributable to Weyco Group, Inc.	$3,205	$2,207	$5,518	$8,090	$19,020
Net earnings per share:
Basic	$0.30	$0.20	$0.51	$0.75	$1.76
Diluted	$0.29	$0.20	$0.51	$0.75	$1.75

19. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful Accounts	Returns and Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2012	$1,271	$1,148	$2,419
Add – Additions charged to earnings	132	2,974	3,106
Deduct – Charges for purposes for which reserves were established	(170)	(3,062)	(3,232)
BALANCE, DECEMBER 31, 2013	$1,233	$1,060	$2,293
Add – Additions charged to earnings	240	3,299	3,539
Deduct – Charges for purposes for which reserves were established	(246)	(3,202)	(3,448)
BALANCE, DECEMBER 31, 2014	$1,227	$1,157	$2,384
Add – Additions charged to earnings	235	3,200	3,435
Deduct – Charges for purposes for which reserves were established	(286)	(3,276)	(3,562)
BALANCE, DECEMBER 31, 2015	$1,176	$1,081	$2,257

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 10, 2016, the date these financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Reports of Independent Registered Public Accounting Firm

The attestation reports from the current and former independent registered public accounting firms required under this Item 9A are contained in Item 8 of Part II of this Annual Report on Form 10-K under the headings “Report of Independent Registered Public Accounting Firm (Successor)” and “Report of Independent Registered Public Accounting Firm (Predecessor).”

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2016 (the “2016 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2016 Proxy Statement in sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Director Compensation,” and “Corporate Governance and Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2016 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,351,826	$26.09	321,800
Equity compensation plans not approved by shareholders	—	—	—
Total	1,351,826	$26.09	321,800

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2016 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2016 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements — See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2015 Annual Report on Form 10-K.
(2)	Financial Statement Schedules — Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.
(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004
3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007
10.1	Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008
10.2	Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008
10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008
10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008
10.4a	Loan Modification Agreement dated December 6, 2012 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4a to Form 10-K for Year Ended December 31, 2013
10.5*	Consulting Agreement — Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001
10.6*	Employment Agreement (Renewal) — Thomas W. Florsheim, Jr., dated January 1, 2014	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2013

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.7*	Employment Agreement (Renewal) — John W. Florsheim, dated January 1, 2014	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2013
10.8*	Excess Benefits Plan — Amended Effective as of July 1, 2004	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2005
10.9*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006
10.10*	Deferred Compensation Plan — Amended Effective as of July 1, 2004	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2005
10.11	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 5, 2015	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2015
10.12	PNC Bank Loan Agreement, dated November 5, 2013	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2013
10.13	PNC Bank Committed Line of Credit Note, dated November 5, 2013	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2013
10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008
10.18*	Weyco Group, Inc. 2005 Equity Incentive Plan	Appendix C to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on April 26, 2005
10.19*	Weyco Group, Inc. 2011 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 3, 2011
10.20*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014
10.20a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19a to Form 10-Q for Quarter Ended September 30, 2014
10.20b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19b to Form 10-Q for Quarter Ended September 30, 2014
10.20c*	Form of restricted stock agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19c to Form 10-Q for Quarter Ended September 30, 2014

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
21	Subsidiaries of the Registrant		X
23.1	Consent of Independent Registered Public Accounting Firm dated March 10, 2016		X
23.2	Consent of Independent Registered Public Accounting Firm dated March 10, 2016		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X
101	The following financial information from Weyco Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
By /s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary	March 10, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 10, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

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