Form 10-Q
period 2016-03-31
WEYCO GROUP INC
filed 2016-05-05
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐  No ☒

As of April 30, 2016, there were 10,620,918 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$16,317	$17,926
Marketable securities, at amortized cost	3,476	4,522
Accounts receivable, net	59,119	54,009
Inventories	74,885	97,184
Prepaid expenses and other current assets	4,002	5,835
Total current assets	157,799	179,476

Marketable securities, at amortized cost	21,737	20,685
Deferred income tax benefits	101	-
Property, plant and equipment, net	32,006	31,833
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,314	21,143
Total assets	$278,817	$298,997

LIABILITIES AND EQUITY:
Short-term borrowings	$24,634	$26,649
Accounts payable	4,752	13,339
Dividend payable	-	2,147
Accrued liabilities	9,543	17,484
Accrued income tax payable	550	31
Deferred income tax liabilities	1,996	1,537
Total current liabilities	41,475	61,187

Deferred income tax liabilities	-	70
Long-term pension liability	30,505	30,188
Other long-term liabilities	2,637	2,823

Common stock	10,656	10,767
Capital in excess of par value	46,134	45,759
Reinvested earnings	158,093	160,325
Accumulated other comprehensive loss	(17,200)	(18,467)
Total Weyco Group, Inc. equity	197,683	198,384
Noncontrolling interest	6,517	6,345
Total equity	204,200	204,729
Total liabilities and equity	$278,817	$298,997

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)

Net sales	$78,900	$78,052
Cost of sales	51,773	49,315
Gross earnings	27,127	28,737

Selling and administrative expenses	23,312	22,951
Earnings from operations	3,815	5,786

Interest income	204	260
Interest expense	(73)	(18)
Other income (expense), net	154	(278)

Earnings before provision for income taxes	4,100	5,750

Provision for income taxes	1,468	2,158

Net earnings	2,632	3,592

Net loss attributable to noncontrolling interest	(55)	(41)

Net earnings attributable to Weyco Group, Inc.	$2,687	$3,633

Weighted average shares outstanding
Basic	10,657	10,770
Diluted	10,693	10,867

Earnings per share
Basic	$0.25	$0.34
Diluted	$0.25	$0.33

Cash dividends declared (per share)	$0.20	$0.19

Comprehensive income	$4,126	$2,266

Comprehensive income (loss) attributable to noncontrolling interest	172	(301)

Comprehensive income attributable to Weyco Group, Inc.	$3,954	$2,567

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,632	$3,592
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	919	734
Amortization	99	110
Bad debt (income) expense	(142)	34
Deferred income taxes	144	(55)
Net foreign currency transaction (gains) losses	(149)	203
Stock-based compensation	364	360
Pension expense	767	937
Increase in cash surrender value of life insurance	(135)	(135)
Changes in operating assets and liabilities -
Accounts receivable	(4,950)	(683)
Inventories	22,313	7,822
Prepaid expenses and other assets	1,715	1,870
Accounts payable	(8,571)	(8,841)
Accrued liabilities and other	(2,005)	(5,564)
Accrued income taxes	528	1,218
Net cash provided by operating activities	13,529	1,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(1,501)	(300)
Proceeds from maturities of marketable securities	1,475	1,715
Purchase of property, plant and equipment	(924)	(531)
Net cash (used for) provided by investing activities	(950)	884

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,272)	(4,095)
Shares purchased and retired	(2,895)	(2,422)
Proceeds from stock options exercised	12	2,149
Payment of contingent consideration	(5,217)	-
Proceeds from bank borrowings	31,299	31,419
Repayments of bank borrowings	(33,314)	(30,203)
Income tax benefits from stock-based compensation	-	412
Net cash used for financing activities	(14,387)	(2,740)

Effect of exchange rate changes on cash and cash equivalents	199	(128)

Net decrease in cash and cash equivalents	$(1,609)	$(382)

CASH AND CASH EQUIVALENTS at beginning of period	17,926	12,499

CASH AND CASH EQUIVALENTS at end of period	$16,317	$12,117

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$693	$535
Interest paid	$73	$18

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2016, may not necessarily be indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$2,687	$3,633

Denominator:
Basic weighted average shares outstanding	10,657	10,770
Effect of dilutive securities:
Employee stock-based awards	36	97
Diluted weighted average shares outstanding	10,693	10,867

Basic earnings per share	$0.25	$0.34

Diluted earnings per share	$0.25	$0.33

Diluted weighted average shares outstanding for the three months ended March 31, 2016, exclude anti-dilutive stock options totaling 932,000 shares of common stock at a weighted average price of $27.09. Diluted weighted average shares outstanding for the three months ended March 31, 2015, exclude anti-dilutive stock options totaling 652,700 shares of common stock at a weighted average price of $27.76.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015, all of the Company’s investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of March 31, 2016, and December 31, 2015.

	March 31, 2016		December 31, 2015
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Investments:
Current	$3,476	$3,504	$4,522	$4,546
Due from one through five years	12,974	13,653	12,395	13,057
Due from six through ten years	7,699	8,124	6,929	7,217
Due from eleven through twenty years	1,064	1,099	1,361	1,391
Total	$25,213	$26,380	$25,207	$26,211

The unrealized gains and losses on investment securities at March 31, 2016, and at December 31, 2015, were as follows:

	March 31, 2016		December 31, 2015
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Investments	$1,177	$(10)	$1,014	$(10)

The estimated market values provided are level 2 valuations as defined by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2016, and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of March 31, 2016:

		March 31, 2016
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(200)	$-
Customer relationships	15	3,500	(1,186)	2,314
Total amortizable intangible assets		$3,700	$(1,386)	$2,314

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of December 31, 2015:

		December 31, 2015
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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2016 and 2015, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2016
Product sales	$61,636	$5,085	$11,569	$78,290
Licensing revenues	610	-	-	610
Net sales	$62,246	$5,085	$11,569	$78,900
Earnings from operations	$3,333	$246	$236	$3,815

2015
Product sales	$60,448	$4,920	$11,989	$77,357
Licensing revenues	695	-	-	695
Net sales	$61,143	$4,920	$11,989	$78,052
Earnings from operations	$4,811	$272	$703	$5,786

6.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Benefits earned during the period	$375	$411
Interest cost on projected benefit obligation	614	673
Expected return on plan assets	(584)	(592)
Net amortization and deferral	362	445
Net pension expense	$767	$937

7.	Stock-Based Compensation Plans

During the three months ended March 31, 2016, the Company recognized approximately $364,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2012 through 2015. During the three months ended March 31, 2015, the Company recognized approximately $360,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2011 through 2014.

The following table summarizes the Company’s stock option activity for the three month period ended March 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2015	1,351,826	$26.09
Exercised	(500)	$23.87
Forfeited or expired	(4,250)	$26.75
Outstanding at March 31, 2016	1,347,076	$26.09	3.8	$1,438,000
Exercisable at March 31, 2016	597,656	$25.56	2.9	$967,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on March 31, 2016 of $26.62 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1	$1,057
Cash received from stock option exercises	$12	$2,149
Income tax benefit from the exercise of stock options	$-	$412

The following table summarizes the Company’s restricted stock award activity for the three month period ended March 31, 2016:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2015	55,250	$26.45
Issued	-	-
Vested	(900)	26.94
Forfeited	-	-
Non-vested at March 31, 2016	54,350	$26.44	2.5	$1,447,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on March 31, 2016 of $26.62 multiplied by the number of non-vested restricted shares outstanding.

8.	Short-Term Borrowings

At March 31, 2016, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2016. The line of credit bears interest at LIBOR plus 0.75%. At March 31, 2016, outstanding borrowings were approximately $24.6 million at an interest rate of 1.19%. The highest balance on the line of credit during the quarter was approximately $28.4 million.

9.	Contingent Consideration

Contingent consideration was comprised of two earn-out payments that the Company was obligated to pay the former shareholders of The Combs Company (“Bogs”) related to the Company’s acquisition of Bogs in 2011. The estimate of contingent consideration was formula-driven and was based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first earn-out payment was due in 2013 and was paid on March 28, 2013, in the amount of $1,270,000. The second earn-out payment was due in the first quarter of 2016 and was paid on March 22, 2016, in the amount of $5,217,000.

10.	Financial Instruments

At March 31, 2016, the Company had forward exchange contracts outstanding to sell $2.5 million Canadian dollars at a price of approximately $1.9 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had forward exchange contracts outstanding to buy $7.6 million U.S. dollars at a price of approximately $10.3 million Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of forward exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

11.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2016 and 2015, was as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net earnings	$2,632	$3,592
Foreign currency translation adjustments	1,273	(1,597)
Pension liability, net of tax of $141 and $174, respectively	221	271
Total comprehensive income	$4,126	$2,266

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,645)	$(5,691)
Pension liability, net of tax	(12,555)	(12,776)
Total accumulated other comprehensive loss	$(17,200)	$(18,467)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2015	$(5,691)	$(12,776)	$(18,467)
Other comprehensive income before reclassifications	1,046	-	1,046
Amounts reclassified from accumulated other comprehensive loss	-	221	221
Net current period other comprehensive income	1,046	221	1,267
Ending balance, March 31, 2016	$(4,645)	$(12,555)	$(17,200)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2016:

	Amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2016	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(28)	(1)
Actuarial losses	390	(1)
Total before tax	362
Tax benefit	(141)
Net of tax	$221

(1)	These amounts were included in the computation of net periodic pension cost. See Note 6 for additional details.

12.	Equity

A reconciliation of the Company’s equity for the three months ended March 31, 2016, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2015	$10,767	$45,759	$160,325	$(18,467)	$6,345

Net earnings	-	-	2,687	-	(55)
Foreign currency translation adjustments	-	-	-	1,046	227
Pension liability adjustment, net of tax	-	-	-	221	-
Cash dividends declared	-	-	(2,136)	-	-
Stock options exercised	1	11	-	-	-
Stock-based compensation expense	-	364	-	-	-
Income tax benefit from stock options exercised	-	-	-	-	-
Shares purchased and retired	(112)	-	(2,783)	-	-

Balance, March 31, 2016	$10,656	$46,134	$158,093	$(17,200)	$6,517

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations and North American retail operations. In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 13 Company-owned retail stores and an internet business in the United States as of March 31, 2016. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2016 were $78.9 million, up 1% over last year’s first quarter net sales of $78.1 million. Earnings from operations decreased 34% to $3.8 million this quarter, from $5.8 million in the same period of 2015. Consolidated net earnings attributable to Weyco Group, Inc. were $2.7 million in the first quarter of 2016, down 26% from $3.6 million in last year’s first quarter. Diluted earnings per share were $0.25 for the three months ended March 31, 2016, as compared to $0.33 per share in the first quarter of 2015.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $1.1 million this quarter, compared to the same period last year. This increase was primarily due to higher sales of the Stacy Adams and Florsheim brands, partially offset by decreased sales of BOGS product. Florsheim Australia also had decreased net sales, caused by the translation of the weaker Australian currency into U.S. dollars.

Consolidated earnings from operations decreased $2.0 million for the quarter compared to the same period last year. A majority of this decrease came from the Company’s wholesale segment. Wholesale earnings from operations decreased $1.5 million for the quarter, compared to the same period last year, primarily due to lower gross margins in Canada and higher U.S. selling and administrative expenses. Earnings from operations at Florsheim Australia decreased approximately $500,000 this quarter, mainly due to lower gross margins.

Financial Position Highlights

At March 31, 2016, cash and marketable securities totaled $41.5 million and outstanding debt totaled $24.6 million. At December 31, 2015, cash and marketable securities totaled $43.1 million and outstanding debt totaled $26.6 million. During the first three months of 2016, the Company generated $13.5 million of cash from operations. The Company paid dividends of $4.3 million, spent $2.9 million on purchases of Company stock, paid down $2.0 million on its revolving line of credit and had $924,000 of capital expenditures. In addition, the Company paid $5.2 million for the final earn-out payment related to the 2011 acquisition of Bogs.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,		%
	2016	2015	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$62,246	$61,143	2%
North American Retail	5,085	4,920	3%
Other	11,569	11,989	-4%
Total	$78,900	$78,052	1%

Earnings from Operations
North American Wholesale	$3,333	$4,811	-31%
North American Retail	246	272	-10%
Other	236	703	-66%
Total	$3,815	$5,786	-34%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2016 and 2015, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended March 31,		%
	2016	2015	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$22,901	$20,450	12%
Nunn Bush	16,814	17,369	-3%
Florsheim	13,634	12,604	8%
BOGS/Rafters	7,751	9,344	-17%
Umi	536	681	-21%
Total North American Wholesale	$61,636	$60,448	2%
Licensing	610	695	-12%
Total North American Wholesale Segment	$62,246	$61,143	2%

The increase in Stacy Adams first quarter net sales was driven by strong new product sales. The decline at Nunn Bush was mainly due to lower sales to department stores and off-price retailers. Florsheim net sales were up for the quarter, primarily due to higher sales to department stores and national shoe chains. Net sales of the BOGS and Rafters brands were down this quarter, primarily due to this year’s mild winter.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Overall product margins for the North American wholesale segment were 28.5% of net sales in the first quarter of 2016, as compared to 30.2% in the first quarter of 2015. The majority of this decrease was due to lower gross margins in Canada. Gross margins in Canada continue to be negatively affected by the weaker Canadian dollar because inventory is purchased in U.S. dollars. Earnings from operations in the North American wholesale segment decreased 31% to $3.3 million in the first quarter of 2015, from $4.8 million in the same period last year. The decline in wholesale operating earnings resulted primarily from lower gross margins in Canada and higher U.S. selling and administrative expenses.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $3.2 million and $2.8 million for three-month periods ended March 31, 2016 and 2015, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were 24% of net sales in the first quarter of 2016 versus 23% in the same period last year. The increase was due to higher distribution costs, mainly an increase in temporary labor costs and additional storage costs in the first quarter of 2016.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $5.1 million in the first quarter of 2016, up 3% as compared to $4.9 million in 2015. Same store sales, which include sales of both the U.S. internet business and brick and mortar stores, were up 7% for the quarter. There were two fewer domestic retail stores operating during the first quarter of 2016 than there were in last year’s first quarter. The increase in same store sales was due to an increase in the Company’s U.S. internet business.

Earnings from Operations

Earnings from operations in the North American retail segment were $246,000 in the first quarter of 2016, down 10% as compared to $272,000 in the first quarter of 2015. Retail gross earnings were 64.8% of net sales in the first quarter of 2016, as compared to 65.9% of net sales in 2015. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were 60.0% of net sales in the first quarter of 2016 versus 60.3% in last year’s first quarter.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $11.6 million in the first quarter of 2016, down 4% as compared to $12.0 million in 2015. This decrease was due to lower net sales at Florsheim Australia, caused by the translation of the weaker Australian currency into U.S. dollars. In local currency, Florsheim Australia’s net sales were up 2% for the quarter. This increase was due to higher sales volumes in both its retail businesses, where sales were up 1% (same store sales up 4%), and its wholesale businesses, where sales were up 3%.

Collectively, earnings from operations of Florsheim Australia and Florsheim Europe were $236,000 this quarter, down 66% as compared to $703,000 in the first quarter of 2015. This decrease was primarily due to lower gross margins at Florsheim Australia. Florsheim Australia purchases its inventory in U.S. dollars, and its gross margins have been negatively impacted by the weakness of its local currency compared to the U.S. dollar.

Other income and expense and taxes

Interest income for the first quarter of 2016 was down $56,000 as compared to the first quarter of 2015, due to a lower average investment balance this year compared to last year. Interest expense was up $55,000 for the quarter, due to a higher average debt balance this year compared to last year.

The Company’s effective tax rate for the quarter ended March 31, 2016, was 35.8% as compared to 37.5% for the same period of 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $13.5 million of cash from operating activities during the first three months of 2016, compared to $1.6 million in the same period one year ago. The increase between years was primarily due to the large decrease in the inventory balance during the first quarter.

The Company paid cash dividends of $4.3 million and $4.1 million during the three months ended March 31, 2016 and 2015, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first quarter of 2016, the Company repurchased 111,939 shares at a total cost of $2.9 million. As of March 31, 2016, the Company had 864,219 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures were $924,000 in the first three months of 2016. In April 2016, the Company began construction to increase the capacity of its U.S. distribution center. The Company expects this project to be complete in the third quarter. Including this project, management estimates that annual capital expenditures for 2016 will be between $4 million and $5 million.

At March 31, 2016, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2016. The line of credit bears interest at LIBOR plus 0.75%. The Company paid down a net of $2.0 million on the line of credit during the first three months of 2016. At March 31, 2016, outstanding borrowings were $24.6 million at an interest rate of 1.19%. The highest balance on the line of credit during the quarter was approximately $28.4 million.

In connection with the Bogs acquisition, the Company had to pay two earn-out payments to the former shareholders of Bogs. The Company made the first earn-out payment of $1,270,000 in the first quarter of 2013. The second payment was due in the first quarter of 2016 and was paid on March 22, 2016 in the amount of $5,217,000. See Note 9 of the accompanying consolidated condensed financial statements.

As of March 31, 2016, approximately $1.9 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the quarter ended March 31, 2016, from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended March 31, 2016.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

1/1/2016 - 1/31/2016	40,370	$25.49	40,370	935,788

2/1/2016 - 2/29/2016	32,907	$26.08	32,907	902,881

3/1/2016 - 3/31/2016	38,662	$26.06	38,662	864,219

Total	111,939	$25.86	111,939

(1)	In 1998 the Company's stock repurchase program was established. On several occasions since the program's inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 6.5 million shares have been authorized for repurchase.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 5, 2016
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X