Form 10-Q
period 2016-06-30
WEYCO GROUP INC
filed 2016-08-05
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to ________________

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

As of July 29, 2016, there were 10,539,527 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$15,303	$17,926
Marketable securities, at amortized cost	3,281	4,522
Accounts receivable, net	39,293	54,009
Accrued income tax receivable	2,725	-
Inventories	76,613	97,184
Prepaid expenses and other current assets	4,161	5,835
Total current assets	141,376	179,476

Marketable securities, at amortized cost	21,462	20,685
Property, plant and equipment, net	33,476	31,833
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	21,420	21,143
Total assets	$263,594	$298,997

LIABILITIES AND EQUITY:
Short-term borrowings	$15,241	$26,649
Accounts payable	4,507	13,339
Dividend payable	-	2,147
Accrued liabilities	9,537	17,484
Accrued income tax payable	-	31
Deferred income tax liabilities	2,084	1,537
Total current liabilities	31,369	61,187

Deferred income tax liabilities	623	70
Long-term pension liability	28,442	30,188
Other long-term liabilities	2,533	2,823

Equity:
Common stock	10,557	10,767
Capital in excess of par value	46,920	45,759
Reinvested earnings	153,777	160,325
Accumulated other comprehensive loss	(17,113)	(18,467)
Total Weyco Group, Inc. equity	194,141	198,384
Noncontrolling interest	6,486	6,345
Total equity	200,627	204,729
Total liabilities and equity	$263,594	$298,997

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Net sales	$56,867	$63,934	$135,767	$141,986
Cost of sales	34,576	39,511	86,349	88,826
Gross earnings	22,291	24,423	49,418	53,160

Selling and administrative expenses	20,719	21,091	44,031	44,042
Earnings from operations	1,572	3,332	5,387	9,118

Interest income	190	236	394	496
Interest expense	(94)	(12)	(167)	(30)
Other income (expense), net	155	(348)	309	(626)

Earnings before provision for income taxes	1,823	3,208	5,923	8,958

Provision for income taxes	745	1,123	2,213	3,281

Net earnings	1,078	2,085	3,710	5,677

Net earnings attributable to noncontrolling interest	78	45	23	4

Net earnings attributable to Weyco Group, Inc.	$1,000	$2,040	$3,687	$5,673

Weighted average shares outstanding
Basic	10,546	10,801	10,601	10,785
Diluted	10,600	10,892	10,647	10,880

Earnings per share
Basic	$0.09	$0.19	$0.35	$0.53
Diluted	$0.09	$0.19	$0.35	$0.52

Cash dividends declared (per share)	$0.21	$0.20	$0.41	$0.39

Comprehensive income	$1,056	$2,454	$5,182	$4,720

Comprehensive (loss) income attributable to noncontrolling interest	(31)	17	141	(284)

Comprehensive income attributable to Weyco Group, Inc.	$1,087	$2,437	$5,041	$5,004

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,710	$5,677
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities -
Depreciation	1,835	1,738
Amortization	194	222
Bad debt expense	45	111
Deferred income taxes	772	(483)
Net foreign currency transaction (gains) losses	(148)	443
Stock-based compensation	727	721
Pension contribution	(2,400)	(357)
Pension expense	1,667	1,874
Increase in cash surrender value of life insurance	(115)	(115)
Changes in operating assets and liabilities -
Accounts receivable	14,616	11,407
Inventories	20,558	(17,000)
Prepaid expenses and other assets	1,519	2,678
Accounts payable	(8,827)	(8,450)
Accrued liabilities and other	(2,329)	(5,759)
Accrued income taxes	(2,755)	(1,411)
Net cash provided by (used for) operating activities	29,069	(8,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,245)	(600)
Proceeds from maturities of marketable securities	2,670	4,150
Life insurance premiums paid	(155)	(155)
Purchase of property, plant and equipment	(3,475)	(958)
Net cash (used for) provided by investing activities	(3,205)	2,437

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,483)	(6,256)
Shares purchased and retired	(6,106)	(2,421)
Proceeds from stock options exercised	453	2,512
Payment of contingent consideration	(5,217)	-
Proceeds from bank borrowings	58,993	75,935
Repayments of bank borrowings	(70,401)	(63,216)
Income tax benefits from stock-based compensation	-	451
Net cash (used for) provided by financing activities	(28,761)	7,005

Effect of exchange rate changes on cash and cash equivalents	274	(142)

Net (decrease) increase in cash and cash equivalents	$(2,623)	$596

CASH AND CASH EQUIVALENTS at beginning of period	17,926	12,499

CASH AND CASH EQUIVALENTS at end of period	$15,303	$13,095

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,989	$4,735
Interest paid	$158	$30

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016, may not necessarily be indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$1,000	$2,040	$3,687	$5,673

Denominator:
Basic weighted average shares outstanding	10,546	10,801	10,601	10,785
Effect of dilutive securities:
Employee stock-based awards	54	91	46	95
Diluted weighted average shares outstanding	10,600	10,892	10,647	10,880

Basic earnings per share	$0.09	$0.19	$0.35	$0.53

Diluted earnings per share	$0.09	$0.19	$0.35	$0.52

Diluted weighted average shares outstanding for the three months ended June 30, 2016, exclude anti-dilutive stock options totaling 605,100 shares of common stock at a weighted average price of $27.12. Diluted weighted average shares outstanding for the six months ended June 30, 2016, exclude anti-dilutive stock options totaling 768,550 shares of common stock at a weighted average price of $27.11. Diluted weighted average shares outstanding for the three months ended June 30, 2015, exclude anti-dilutive stock options totaling 647,450 shares of common stock at a weighted average price of $27.76. Diluted weighted average shares outstanding for the six months ended June 30, 2015, exclude anti-dilutive stock options totaling 650,060 shares of common stock at a weighted average price of $27.76.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, all of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification 320, Investments – Debt and Equity Securities as the Company has the intent and ability to hold all bond investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of June 30, 2016, and December 31, 2015.

	June 30, 2016		December 31, 2015
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$3,281	$3,300	$4,522	$4,546
Due from one through five years	13,726	14,466	12,395	13,057
Due from six through ten years	6,966	7,468	6,929	7,217
Due from eleven through twenty years	770	807	1,361	1,391
Total	$24,743	$26,041	$25,207	$26,211

The unrealized gains and losses on investment securities at June 30, 2016, and at December 31, 2015, were as follows:

	June 30, 2016		December 31, 2015
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,309	$(11)	$1,014	$(10)

The estimated market values provided are level 2 valuations as defined by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2016, and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of June 30, 2016:

		June 30, 2016
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(200)	$-
Customer relationships	15	3,500	(1,244)	2,256
Total amortizable intangible assets		$3,700	$(1,444)	$2,256

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six months ended June 30, 2016 and 2015, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2016
Product sales	$40,864	$4,721	$10,686	$56,271
Licensing revenues	596	-	-	596
Net sales	$41,460	$4,721	$10,686	$56,867
Earnings from operations	$1,019	$228	$325	$1,572

2015
Product sales	$47,377	$5,021	$10,827	$63,225
Licensing revenues	709	-	-	709
Net sales	$48,086	$5,021	$10,827	$63,934
Earnings from operations	$2,193	$489	$650	$3,332

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2016
Product sales	$102,501	$9,805	$22,255	$134,561
Licensing revenues	1,206	-	-	1,206
Net sales	$103,707	$9,805	$22,255	$135,767
Earnings from operations	$4,352	$474	$561	$5,387

2015
Product sales	$107,825	$9,941	$22,816	$140,582
Licensing revenues	1,404	-	-	1,404
Net sales	$109,229	$9,941	$22,816	$141,986
Earnings from operations	$7,004	$761	$1,353	$9,118

6.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Benefits earned during the period	$444	$410	$819	$821
Interest cost on projected benefit obligation	610	674	1,225	1,347
Expected return on plan assets	(630)	(592)	(1,215)	(1,184)
Net amortization and deferral	476	445	838	890
Net pension expense	$900	$937	$1,667	$1,874

7.	Stock-Based Compensation Plans

During the three and six months ended June 30, 2016, the Company recognized approximately $363,000 and $727,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2012 through 2015. During the three and six months ended June 30, 2015, the Company recognized approximately $361,000 and $721,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2011 through 2014.

The following table summarizes the Company’s stock option activity for the six month period ended June 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2015	1,351,826	$26.09
Exercised	(18,950)	$23.92
Forfeited or expired	(7,050)	$26.63
Outstanding at June 30, 2016	1,325,826	$26.12	3.6	$2,425,000
Exercisable at June 30, 2016	577,806	$25.61	2.6	$1,369,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the closing price of the Company's stock on June 30, 2016, the last trading day of the quarter, of $27.78 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$72	$101	$73	$1,158
Cash received from stock option exercises	$441	$363	$453	$2,512
Income tax benefit from the exercise of stock options	$29	$39	$29	$451

The following table summarizes the Company’s restricted stock award activity for the six-month period ended June 30, 2016:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2015	55,250	$26.45
Issued	-	-
Vested	(900)	26.94
Forfeited	-	-
Non-vested at June 30, 2016	54,350	$26.44	2.3	$1,510,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the closing price of the Company's stock on June 30, 2016, the last trading day of the quarter, of $27.78 multiplied by the number of non-vested restricted shares outstanding.

8.	Short-Term Borrowings

At June 30, 2016, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2016. The line of credit bears interest at LIBOR plus 0.75%. At June 30, 2016, outstanding borrowings were approximately $15.2 million at an interest rate of 1.2%. The highest balance on the line of credit during the quarter was approximately $24.4 million.

9.	Contingent Consideration

Contingent consideration was comprised of two contingent payments that the Company was obligated to pay the former shareholders of The Combs Company (“Bogs”) related to the Company’s acquisition of Bogs in 2011. The estimate of contingent consideration was formula-driven and was based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first earn-out payment was due in 2013 and was paid on March 28, 2013, in the amount of $1,270,000. The second earn-out payment was due in the first quarter of 2016 and was paid on March 23, 2016, in the amount of $5,217,000.

10.	Financial Instruments

At June 30, 2016, the Company had foreign exchange contracts outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.3 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $8.0 million U.S. dollars at a price of approximately $10.8 million Australian dollars. Based on quarter-end exchange rates, there were no significant gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

11.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2016 and 2015, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net earnings	$1,078	$2,085	$3,710	$5,677
Foreign currency translation adjustments	(312)	97	961	(1,500)
Pension liability, net of tax of $186, $173, $327, and $347, respectively	290	272	511	543
Total comprehensive income	$1,056	$2,454	$5,182	$4,720

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,848)	$(5,691)
Pension liability, net of tax	(12,265)	(12,776)
Total accumulated other comprehensive loss	$(17,113)	$(18,467)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the six months ended June 30, 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2015	$(5,691)	$(12,776)	$(18,467)
Other comprehensive loss before reclassifications	843	-	843
Amounts reclassified from accumulated other comprehensive loss	-	511	511
Net current period other comprehensive income	843	511	1,354
Ending balance, June 30, 2016	$(4,848)	$(12,265)	$(17,113)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the six months ended June 30, 2016:

	Amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2016	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(57)	(1)
Actuarial losses	895	(1)
Total before tax	838
Tax benefit	(327)
Net of tax	$511

(1)	These amounts were included in the computation of net periodic pension cost. See Note 6 for additional details.

12.	Equity

A reconciliation of the Company’s equity for the six months ended June 30, 2016, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2015	$10,767	$45,759	$160,325	$(18,467)	$6,345

Net earnings	-	-	3,687	-	23
Foreign currency translation adjustments	-	-	-	843	118
Pension liability adjustment, net of tax	-	-	-	511	-
Cash dividends declared	-	-	(4,358)	-	-
Stock options exercised	19	434	-	-	-
Stock-based compensation expense	-	727	-	-	-
Income tax benefit from stock options exercised	-	-	-	-	-
Shares purchased and retired	(229)	-	(5,877)	-	-

Balance, June 30, 2016	$10,557	$46,920	$153,777	$(17,113)	$6,486

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 12 Company-owned retail stores and an internet business in the United States as of June 30, 2016. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Second Quarter Highlights

Consolidated net sales for the second quarter of 2016 were $56.9 million, down 11% compared to last year’s second quarter net sales of $63.9 million. Earnings from operations were $1.6 million this quarter, compared to $3.3 million in the second quarter of 2015. Consolidated net earnings attributable to Weyco Group, Inc. were $1.0 million in the second quarter of 2016, down compared to $2.0 million in last year’s second quarter. Diluted earnings per share were $0.09 in the second quarter of 2016 and $0.19 per share in the second quarter of 2015.

The decrease in consolidated net sales for the quarter occurred mainly in the Company’s wholesale segment. Wholesale net sales decreased $6.6 million, due to soft consumer spending in the footwear and apparel segments during the quarter, and lower sales of the Company’s BOGS brand following a mild winter in North America. Sales also decreased slightly in the Company’s North American retail segment, and in its other foreign businesses.

Consolidated earnings from operations decreased $1.8 million for the quarter, mainly due to the lower sales volumes in the Company’s North American wholesale segment.

Year-to-Date Highlights

Consolidated net sales for the first half of 2016 were $135.8 million, down 4% from net sales of $142.0 million in the first half of last year. Earnings from operations were $5.4 million in the first six months of 2016, compared to $9.1 million in the first six months of 2015. Consolidated net earnings attributable to Weyco Group, Inc. were $3.7 million in the first six months of 2016, compared to $5.7 million in the same period last year. Diluted earnings per share to date in 2016 were $0.35, versus $0.52 per share in the same period of 2015.

The decrease in consolidated net sales for the six months ended June 30, 2016, occurred mainly in the Company’s wholesale segment. Wholesale net sales decreased $5.5 million in the first six months of 2016, compared to the same period last year, due to lower sales of the BOGS and Nunn Bush brands.

Consolidated earnings from operations were $5.4 million for the six months ended June 30, 2016, compared to $9.1 million in the same period last year. The decrease was mainly from lower earnings from operations in the Company’s wholesale segment, but also due to decreased operating earnings in its retail segment and other businesses.

Financial Position Highlights

At June 30, 2016, cash and marketable securities totaled $40.0 million and outstanding debt totaled $15.2 million. During the first six months of 2016, the Company generated $29 million of cash from operations, mainly by reducing its inventory levels in 2016. The Company used funds to pay $6.5 million in dividends, to repurchase $6.1 million of its common stock, and to pay down its line of credit. Also, the Company paid $5.2 million for the final earn-out payment related to the 2011 acquisition of Bogs.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$41,460	$48,086	-14%	$103,707	$109,229	-5%
North American Retail	4,721	5,021	-6%	9,805	9,941	-1%
Other	10,686	10,827	-1%	22,255	22,816	-2%
Total	$56,867	$63,934	-11%	$135,767	$141,986	-4%

Earnings from Operations
North American Wholesale	$1,019	$2,193	-54%	$4,352	$7,004	-38%
North American Retail	228	489	-53%	474	761	-38%
Other	325	650	-50%	561	1,353	-59%
Total	$1,572	$3,332	-53%	$5,387	$9,118	-41%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2016 and 2015, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$14,330	$15,158	-5%	$37,231	$35,609	5%
Nunn Bush	12,732	15,345	-17%	29,547	32,714	-10%
Florsheim	10,618	11,149	-5%	24,252	23,753	2%
BOGS/Rafters	2,738	5,190	-47%	10,488	14,534	-28%
Umi	447	535	-16%	983	1,215	-19%
Total North American Wholesale	$40,865	$47,377	-14%	$102,501	$107,825	-5%
Licensing	595	709	-16%	1,206	1,404	-14%
Total North American Wholesale
Segment	$41,460	$48,086	-14%	$103,707	$109,229	-5%

Stacy Adams, Nunn Bush, and Florsheim, the Company’s three major men’s footwear brands, were all impacted by soft consumer spending in the footwear and apparel segments during the second quarter 2016. Nunn Bush had reduced shipments to department stores and off-price retailers. A significant part of Nunn Bush’s business is with mid-tier department stores, and they have reduced their inventory models in reaction to the consumer shift toward E-commerce. BOGS net sales also decreased for the second quarter and to date in 2016. The second quarter for BOGS is the brand’s smallest quarter and represents less than 10 percent of its revenues due the seasonal nature of the brand. Because of the mild winter last year, retailers carried over inventory which impacted shipments in the quarter and caused retailers to be conservative with Fall 2016 orders. Looking forward to the second half of 2016 for BOGS, backlogs for the brand remain down and the Company estimates BOGS annual sales will be down approximately 25%.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $1.0 million in the second quarter of 2016, versus $2.2 million in the second quarter of 2015. For the six months ended June 30, 2016, earnings from operations for the wholesale segment were $4.4 million, down from $7.0 million in the same period last year. The decreases reflected the lower sales volumes for the quarter and to date in 2016.

Wholesale gross earnings decreased $1.4 million and $2.2 million for the three and six months ended June 30, 2016, respectively, due to lower sales volumes. Wholesale gross earnings were 32.6% of net sales in the second quarter of 2016 compared with 31.0% in last year’s second quarter. For the six months ended June 30, wholesale gross earnings were 30.5% of net sales in 2016 compared with 31.0% in 2015. Higher gross earnings as a percent of net sales for the second quarter mainly resulted from the Company’s effort to increase selling prices on select products to improve its gross margins. Lower gross earnings as a percent of net sales to date in 2016 resulted from lower gross margins in the Company's Canadian business in the first quarter of 2016, as its inventory is purchased in U.S. dollars, and the Canadian dollar had weakened compared to the U.S. dollar in 2016 versus 2015.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.8 million for the second quarter of 2016 versus $2.6 million for the same period of 2015. For the six-month periods ended June 30, 2016 and 2015, distribution costs were $6.0 million and $5.4 million, respectively. The increase was primarily due to additional storage costs incurred in 2016. Distribution costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 31% and 27% for the quarters ended June 30, 2016 and 2015, respectively. For the six months ended June 30, wholesale selling and administrative expenses were 27% of net sales in 2016 and 25% of net sales in 2015. The increase in selling and administrative expenses as a percent of sales for the quarter and to date in 2016 is due to decreased net sales in 2016, as many of the Company’s selling and administrative costs are fixed in nature and do not correlate with changes in sales volume.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment decreased $300,000 and $136,000, in the second quarter and for the six months ended June 30, 2016, respectively. Same store sales, which include sales of both the U.S. internet business and brick and mortar stores, decreased 2% for the quarter and increased 2% for the year-to-date period, as compared to the same periods in 2015. Sales for the quarter and year-to date were negatively impacted by the interruption of business caused by remodeling two stores during 2016.

Earnings from Operations

Retail earnings from operations decreased $261,000 and $287,000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These decreases were primarily due to lower sales at the Company’s brick and mortar stores. Gross earnings as a percent of net sales were 64.9% in the second quarter of 2016 compared to 66.1% in the second quarter of 2015. For the six months ended June 30, retail gross earnings as a percent of net sales were 64.9% in 2016 and 66.0% in 2015.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Selling and administrative expenses as a percent of net sales were 60% and 56% for the three-month periods ended June 30, 2016 and 2015, respectively. For the six months ended June 30, selling and administrative expenses as a percent of net sales were 60% in 2016 and 58% in 2015.

Other

The Company’s other net sales were $10.7 million in the second quarter of 2016, down 1% as compared to $10.8 million in 2015. Florsheim Australia’s net sales decreased by 5% for the quarter, but were mostly offset by increased sales at Florsheim Europe. For the six months ended June 30, 2016, other net sales were $22.3 million, down 2% from $22.8 million in the same period last year. Florsheim Australia’s sales through June 30th were down 6% in 2016 compared to the same period last year, but that loss was partially offset by increased sales at Florsheim Europe.

Collectively, the earnings from operations of the Company’s other businesses were $325,000 this quarter, compared to $650,000 in the second quarter of 2015. For the six months ended June 30, 2016, earnings from operations of the Company’s other businesses were $561,000 compared to $1.4 million in the same period last year. These decreases were mainly due to lower sales and gross margins at Florsheim Australia. Florsheim Australia purchases its inventory in U.S. dollars, and its gross margins have been negatively impacted by the weakness of its local currency compared to the U.S. dollar.

Other income and expense

Interest income for the quarter and six months ended June 30, 2016, was down $46,000 and $102,000, respectively, compared to the same periods last year, due to lower average investment balances this year compared to last year. Interest expense for the three and six months ended June 30, 2016, increased $82,000 and $137,000, respectively, compared to the same periods in 2015, mainly due to higher average debt balances this year compared to last year.

Other income (expense) for the quarter and six months ended June 30, 2016, improved by $503,000 and $935,000, respectively, compared to the same periods last year. This quarter’s other income included foreign currency transaction gains of $138,000 compared to $240,000 of losses in the same period of 2015. For the six months ended June 30, 2016, other income included foreign exchange transaction gains of $287,000 compared to $443,000 of losses in the first half of 2015. These gains and losses mainly result from the revaluation of an intercompany loan between the U.S. and Florsheim Australia.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first six months of 2016, the Company generated $29.1 million of cash from operating activities compared with a use of $8.7 million in the same period of 2015. The change between years was primarily due to changes in operating assets and liabilities, principally inventory. The decrease in inventory at June 30, 2016 was the result of the Company reducing its inventories of BOGS product to coincide with lower backlogs for the brand in the second half of 2016.

The Company paid cash dividends of $6.5 million and $6.3 million during the six months ended June 30, 2016 and 2015, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first half of 2016, the Company repurchased 228,850 shares at a total cost of $6.1 million. As of June 30, 2016, the Company had approximately 747,000 shares available under its previously announced stock repurchase program.

Capital expenditures totaled $3.5 million in the first six months of 2016. The Company completed two remodeling projects of its retail stores in 2016 and will complete its construction project to increase the capacity of its U.S. distribution center in the third quarter. The Company will also be opening a new outlet store that is scheduled to open in the third quarter of 2016. Management estimates that annual capital expenditures for 2016 will be approximately $5.0 million.

At June 30, 2016, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2016. The line of credit bears interest at LIBOR plus 0.75%. The Company repaid a net of $11.4 million on the line of credit during the first six months of 2016. At June 30, 2016, outstanding borrowings were $15.2 million at an interest rate of 1.2%. The highest balance on the line of credit during the quarter was $24.4 million.

The Company made a contingent consideration payment of $1,270,000 in the first quarter of 2013. A second contingent consideration payment was made in March 2016 in the amount of $5,217,000. See Note 9 of the accompanying consolidated condensed financial statements.

At June 30, 2016, approximately $2.4 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the six months ended June 30, 2016, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three month period ended June 30, 2016.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

4/1/2016 - 4/30/2016	33,916	$27.67	33,916	830,303

5/1/2016 - 5/31/2016	46,638	$27.06	46,638	783,665

6/1/2016 - 6/30/2016	36,357	$27.81	36,357	747,308

Total	116,911	$25.86	116,911

(1)	In 1998 the Company's stock repurchase program was established. On several occasions since the program's inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 6.5 million shares have been authorized for repurchase.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 5, 2016	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

