Form 10-Q
period 2016-09-30
WEYCO GROUP INC
filed 2016-11-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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

Yes ☐ No ☒

As of October 31, 2016, there were 10,449,803 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$14,840	$17,926
Marketable securities, at amortized cost	2,778	4,522
Accounts receivable, net	57,662	54,009
Accrued income tax receivable	810	-
Inventories	70,508	97,184
Prepaid expenses and other current assets	3,586	5,835
Total current assets	150,184	179,476

Marketable securities, at amortized cost	21,783	20,685
Property, plant and equipment, net	34,011	31,833
Goodwill	11,112	11,112
Trademarks	34,748	34,748
Other assets	22,776	21,143
Total assets	$274,614	$298,997

LIABILITIES AND EQUITY:
Short-term borrowings	$22,810	$26,649
Accounts payable	5,646	13,339
Dividend payable	-	2,147
Accrued liabilities	10,520	17,484
Accrued income tax payable	-	31
Deferred income tax liabilities	2,010	1,537
Total current liabilities	40,986	61,187

Deferred income tax liabilities	1,628	70
Long-term pension liability	28,768	30,188
Other long-term liabilities	2,500	2,823

Equity:
Common stock	10,467	10,767
Capital in excess of par value	47,416	45,759
Reinvested earnings	153,028	160,325
Accumulated other comprehensive loss	(16,730)	(18,467)
Total Weyco Group, Inc. equity	194,181	198,384
Noncontrolling interest	6,551	6,345
Total equity	200,732	204,729
Total liabilities and equity	$274,614	$298,997

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)

Net sales	$79,069	$91,227	$214,836	$233,213
Cost of sales	49,747	58,617	136,096	147,443
Gross earnings	29,322	32,610	78,740	85,770

Selling and administrative expenses	21,992	23,474	66,023	67,516
Earnings from operations	7,330	9,136	12,717	18,254

Interest income	190	221	584	717
Interest expense	(61)	(67)	(228)	(97)
Other income (expense), net	113	(524)	422	(1,150)

Earnings before provision for income taxes	7,572	8,766	13,495	17,724

Provision for income taxes	2,871	3,389	5,084	6,670

Net earnings	4,701	5,377	8,411	11,054

Net earnings (losses) attributable to noncontrolling interest	101	(149)	124	(145)

Net earnings attributable to Weyco Group, Inc.	$4,600	$5,526	$8,287	$11,199

Weighted average shares outstanding
Basic	10,461	10,793	10,556	10,788
Diluted	10,516	10,884	10,605	10,881

Earnings per share
Basic	$0.44	$0.51	$0.79	$1.04
Diluted	$0.44	$0.51	$0.78	$1.03

Cash dividends declared (per share)	$0.21	$0.20	$0.62	$0.59

Comprehensive income	$5,218	$4,040	$10,400	$8,760

Comprehensive income (loss) attributable to noncontrolling interest	235	(562)	376	(846)

Comprehensive income attributable to Weyco Group, Inc.	$4,983	$4,602	$10,024	$9,606

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,411	$11,054
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities -
Depreciation	2,708	2,700
Amortization	288	334
Bad debt expense	96	190
Deferred income taxes	1,537	456
Net foreign currency transaction (gains) losses	(389)	783
Stock-based compensation	1,121	1,112
Pension contributions	(2,400)	(2,633)
Pension expense	2,500	2,811
Increase in cash surrender value of life insurance	(250)	(250)
Changes in operating assets and liabilities -
Accounts receivable	(3,714)	(12,223)
Inventories	26,641	(23,844)
Prepaid expenses and other assets	800	4,122
Accounts payable	(7,699)	(7,584)
Accrued liabilities and other	(1,023)	(4,807)
Accrued income taxes	(839)	553
Net cash provided by (used for) operating activities	27,788	(27,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(3,605)	(2,300)
Proceeds from maturities of marketable securities	4,190	6,305
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(4,872)	(1,457)
Net cash (used for) provided by investing activities	(4,442)	2,393

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,678)	(8,414)
Cash dividends paid to noncontrolling interest of subsidiary	(170)	-
Shares purchased and retired	(9,368)	(4,760)
Proceeds from stock options exercised	585	2,696
Payment of contingent consideration	(5,217)	-
Proceeds from bank borrowings	91,729	127,253
Repayments of bank borrowings	(95,568)	(90,684)
Income tax benefits from stock-based compensation	3	463
Net cash (used for) provided by financing activities	(26,684)	26,554

Effect of exchange rate changes on cash and cash equivalents	252	(320)

Net (decrease) increase in cash and cash equivalents	$(3,086)	$1,401

CASH AND CASH EQUIVALENTS at beginning of period	17,926	12,499

CASH AND CASH EQUIVALENTS at end of period	$14,840	$13,900

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,083	$5,155
Interest paid	$228	$97

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016, may not necessarily be indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$4,600	$5,526	$8,287	$11,199

Denominator:
Basic weighted average shares outstanding	10,461	10,793	10,556	10,788
Effect of dilutive securities:
Employee stock-based awards	55	91	49	93
Diluted weighted average shares outstanding	10,516	10,884	10,605	10,881

Basic earnings per share	$0.44	$0.51	$0.79	$1.04

Diluted earnings per share	$0.44	$0.51	$0.78	$1.03

Diluted weighted average shares outstanding for the three months ended September 30, 2016, exclude anti-dilutive stock options totaling 1,232,000 shares of common stock at a weighted average price of $26.14. Diluted weighted average shares outstanding for the nine months ended September 30, 2016, exclude anti-dilutive stock options totaling 924,161 shares of common stock at a weighted average price of $26.78. Diluted weighted average shares outstanding for the three months ended September 30, 2015, exclude anti-dilutive stock options totaling 644,600 shares of common stock at a weighted average price of $27.76. Diluted weighted average shares outstanding for the nine months ended September 30, 2015, exclude anti-dilutive stock options totaling 648,220 shares of common stock at a weighted average price of $27.76.

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

Below is a summary of the amortized cost and estimated market values of the Company’s investment securities as of September 30, 2016, and December 31, 2015.

	September 30, 2016		December 31, 2015
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$2,778	$2,797	$4,522	$4,546
Due from one through five years	13,808	14,412	12,395	13,057
Due from six through ten years	7,501	7,970	6,929	7,217
Due from eleven through twenty years	474	486	1,361	1,391
Total	$24,561	$25,665	$25,207	$26,211

The unrealized gains and losses on investment securities at September 30, 2016, and at December 31, 2015, were as follows:

	September 30, 2016		December 31, 2015
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$1,114	$(10)	$1,014	$(10)

The estimated market values provided are level 2 valuations as defined by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2016 and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following as of September 30, 2016:

		September 30, 2016
	Weighted	Gross
	Average	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net
		(Dollars in thousands)
Indefinite-lived intangible assets:
Goodwill		$11,112	$-	$11,112
Trademarks		34,748	-	34,748
Total indefinite-lived intangible assets		$45,860	$-	$45,860

Amortizable intangible assets:
Non-compete agreement	5	$200	$(200)	$-
Customer relationships	15	3,500	(1,303)	2,197
Total amortizable intangible assets		$3,700	$(1,503)	$2,197

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

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine months ended September 30, 2016 and 2015, was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2016
Product sales	$61,645	$4,702	$12,197	$78,544
Licensing revenues	525	-	-	525
Net sales	$62,170	$4,702	$12,197	$79,069
Earnings from operations	$6,286	$313	$731	$7,330

2015
Product sales	$73,695	$4,767	$11,858	$90,320
Licensing revenues	907	-	-	907
Net sales	$74,602	$4,767	$11,858	$91,227
Earnings from operations	$8,156	$402	$578	$9,136

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2016
Product sales	$164,146	$14,508	$34,452	$213,106
Licensing revenues	1,730	-	-	1,730
Net sales	$165,876	$14,508	$34,452	$214,836
Earnings from operations	$10,638	$787	$1,292	$12,717

2015
Product sales	$181,521	$14,707	$34,675	$230,903
Licensing revenues	2,310	-	-	2,310
Net sales	$183,831	$14,707	$34,675	$233,213
Earnings from operations	$15,160	$1,163	$1,931	$18,254

6.	Employee Retirement Plans

The components of the Company’s net pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Benefits earned during the period	$409	$411	$1,228	$1,232
Interest cost on projected benefit obligation	612	674	1,837	2,021
Expected return on plan assets	(607)	(593)	(1,822)	(1,777)
Net amortization and deferral	419	445	1,257	1,335
Net pension expense	$833	$937	$2,500	$2,811

On September 15, 2016, the Weyco Group, Inc. Pension Plan was amended to offer an immediate pension payout either as a one-time lump sum or annuity payment to certain former employees who have not yet commenced benefits under the plan. Benefits would be calculated as of December 1, 2016, with lump sum payments being paid in December 2016 and annuity payments beginning January 1, 2017. This amendment will not have a material impact on the consolidated financial statements.

7.	Stock-Based Compensation Plans

During the three and nine months ended September 30, 2016, the Company recognized approximately $393,000 and $1,121,000 respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2012 through 2016. During the three and nine months ended September 30, 2015, the Company recognized approximately $391,000 and $1,112,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2011 through 2015.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2015	1,351,826	$26.09
Granted	277,800	$25.51
Exercised	(24,450)	$23.92
Forfeited or expired	(9,200)	$26.67
Outstanding at September 30, 2016	1,595,976	$26.02	3.8	$1,918,000
Exercisable at September 30, 2016	725,269	$25.78	2.8	$1,452,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the closing price of the Company's stock on September 30, 2016, the last trading day of the quarter, of $26.87 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$14	$30	$87	$1,188
Cash received from stock option exercises	$132	$184	$585	$2,696
Income tax benefit from the exercise of stock options	$5	$12	$34	$463

The following table summarizes the Company’s restricted stock award activity for the nine-month period ended September 30, 2016:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2015	55,250	$26.45
Issued	26,900	25.51
Vested	(12,275)	26.41
Forfeited	-	-
Non-vested at September 30, 2016	69,875	$26.09	2.7	$1,878,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the closing price of the Company's stock on September 30, 2016, the last trading day of the quarter, of $26.87 multiplied by the number of non-vested restricted shares outstanding.

8.	Short-Term Borrowings

At September 30, 2016, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2016. The line of credit bears interest at LIBOR plus 0.75%. At September 30, 2016, outstanding borrowings were approximately $22.8 million at an interest rate of 1.3%. The highest balance on the line of credit during the quarter was approximately $23.5 million. The line of credit agreement was set to expire on November 4, 2016, but was renewed on the same terms for another one-year period, expiring November 3, 2017.

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

At September 30, 2016, the Company had foreign exchange contracts outstanding to sell $1.5 million Canadian dollars at a price of approximately $1.2 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $5.2 million U.S. dollars at a price of approximately $6.8 million Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

11.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2016 and 2015, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net earnings	$4,701	$5,377	$8,411	$11,054
Foreign currency translation adjustments	261	(1,609)	1,222	(3,109)
Pension liability, net of tax of $163, $174, $490 and $520, respectively	256	272	767	815
Total comprehensive income	$5,218	$4,040	$10,400	$8,760

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,721)	$(5,691)
Pension liability, net of tax	(12,009)	(12,776)
Total accumulated other comprehensive loss	$(16,730)	$(18,467)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the nine months ended September 30, 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2015	$(5,691)	$(12,776)	$(18,467)
Other comprehensive income before reclassifications	970	-	970
Amounts reclassified from accumulated other comprehensive loss	-	767	767
Net current period other comprehensive income	970	767	1,737
Ending balance, September 30, 2016	$(4,721)	$(12,009)	$(16,730)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the nine months ended September 30, 2016:

	Amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2016	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(84)	(1)
Actuarial losses	1,341	(1)
Total before tax	1,257
Tax benefit	(490)
Net of tax	$767

(1)	These amounts were included in the computation of net periodic pension cost. See Note 6 for additional details.

12.	Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2016, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2015	$10,767	$45,759	$160,325	$(18,467)	$6,345

Net earnings	-	-	8,287	-	124
Foreign currency translation adjustments	-	-	-	970	252
Pension liability adjustment, net of tax	-	-	-	767	-
Cash dividends declared	-	-	(6,568)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(170)
Stock options exercised	25	560	-	-	-
Issuance of restricted stock	27	(27)	-	-	-
Stock-based compensation expense	-	1,121	-	-	-
Income tax benefit from stock options exercised	-	3	-	-	-
Shares purchased and retired	(352)	-	(9,016)	-	-

Balance, September 30, 2016	$10,467	$47,416	$153,028	$(16,730)	$6,551

13.	Subsequent Events

On November 7, 2016, the Board of Directors of the Company authorized the freezing of the Weyco Group, Inc. Pension Plan, whereby all benefit accruals, for all employees, would be frozen effective December 31, 2016. Management of the Company has not yet determined the impact of this freeze on the consolidated financial statements, although it is not expected to have a material adverse impact.

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 13 Company-owned retail stores and an internet business in the United States as of September 30, 2016. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Third Quarter Highlights

Consolidated net sales for the third quarter of 2016 were $79.1 million, down 13% as compared to last year’s third quarter net sales of $91.2 million. Earnings from operations were $7.3 million this quarter, a decrease of 20% as compared to $9.1 million in the third quarter of 2015. Consolidated net earnings attributable to Weyco Group, Inc. were $4.6 million in the third quarter of 2016, down 17% as compared to $5.5 million in the same period last year. Diluted earnings per share were $0.44 in the third quarter of 2016 and $0.51 per share in the third quarter of 2015.

The majority of the decrease in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales declined $12.4 million this quarter, compared to the same period one year ago. This decrease was primarily due to lower sales of the BOGS, Nunn Bush and Stacy Adams brands. Sales of the BOGS brand were down following last year’s mild winter in North America, while sales of the Nunn Bush and Stacy Adams brands were down due to a slowdown in consumer spending in the footwear and apparel segments this quarter. Sales in the Company’s retail segment were also down for the quarter, while sales in the Company’s other businesses improved due to higher sales at Florsheim Europe.

Consolidated earnings from operations decreased $1.8 million for the quarter, compared to the same period last year, mainly due to lower sales volumes in the Company’s North American wholesale segment.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2016 were $214.8 million, down 8% from last year’s year-to-date net sales of $233.2 million. Earnings from operations were $12.7 million in the first nine months of 2016, a decrease of 30% as compared to $18.3 million in the first nine months of 2015. Consolidated net earnings attributable to Weyco Group, Inc. were $8.3 million for the nine months ended September 30, 2016, down 26% as compared to $11.2 million in the same period last year. Diluted earnings per share to date in 2016 were $0.78, versus $1.03 per share in the same period of 2015.

The majority of the decrease in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales decreased $18.0 million in the first nine months of 2016, compared to the same period last year, primarily due to lower sales of the BOGS and Nunn Bush brands. Sales in the Company’s retail segment and other operations were also down for the year-to-date period, compared to the same period of 2015.

Consolidated earnings from operations decreased $5.5 million for the nine months ended September 30, 2016, compared to the same period one year ago. The majority of the decrease came from the Company’s wholesale segment, due to lower sales volumes. Earnings from operations for the year-to-date period were also down in the Company’s retail segment and in its other businesses.

Financial Position Highlights

At September 30, 2016, cash and marketable securities totaled $39.4 million and outstanding debt totaled $22.8 million. At December 31, 2015, cash and marketable securities totaled $43.1 million and outstanding debt totaled $26.6 million. During the first nine months of 2016, the Company generated $27.8 million of cash from operations, mainly by reducing its inventory levels this year. The Company used funds to repurchase $9.4 million of Company stock, to pay $8.8 million in dividends, and to pay down $3.8 million on its revolving line of credit. In addition, the Company paid $5.2 million for the final earn-out payment related to the 2011 acquisition of Bogs and spent $4.9 million on capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$62,170	$74,602	-17%	$165,876	$183,831	-10%
North American Retail	4,702	4,767	-1%	14,508	14,707	-1%
Other	12,197	11,858	3%	34,452	34,675	-1%
Total	$79,069	$91,227	-13%	$214,836	$233,213	-8%

Earnings from Operations
North American Wholesale	$6,286	$8,156	-23%	$10,638	$15,160	-30%
North American Retail	313	402	-22%	787	1,163	-32%
Other	731	578	26%	1,292	1,931	-33%
Total	$7,330	$9,136	-20%	$12,717	$18,254	-30%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2016 and 2015, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$14,861	$15,761	-6%	$52,092	$51,370	1%
Nunn Bush	13,362	17,069	-22%	42,909	49,783	-14%
Florsheim	14,262	13,275	7%	38,513	37,028	4%
BOGS/Rafters	18,462	26,598	-31%	28,950	41,132	-30%
Umi	698	992	-30%	1,681	2,208	-24%
Total North American Wholesale	$61,645	$73,695	-16%	$164,145	$181,521	-10%
Licensing	525	907	-42%	1,731	2,310	-25%
Total North American Wholesale
Segment	$62,170	$74,602	-17%	$165,876	$183,831	-10%

Stacy Adams and Nunn Bush were both impacted by a slowdown in consumer spending in the footwear and apparel segments this quarter. Stacy Adams sales were down mainly with off-price retailers. For the quarter and year-to-date periods, Nunn Bush sales were down across a number of distribution categories, but most significantly, with mid-tier department stores. Mid-tier department stores are facing a challenging environment as consumer buying shifts to the internet. Net sales of the Florsheim brand were up for the quarter, mainly due to higher sales to national shoe chains. To date in 2016, Florsheim’s net sales were up due to higher sales to national shoe chains and department stores, partially offset by lower sales to international retailers. BOGS net sales were down for the quarter and first nine months of 2016, compared to the same periods last year. These decreases can largely be attributed to last year’s mild winter in North America, which caused many retailers to carry over unsold BOGS inventory into the current year; this not only impacted shipments this year, but it also caused retailers to be conservative with their orders for Fall of 2016.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. The decrease in licensing revenues for the third quarter and to date through September 30th resulted mainly from licensee transitions that occurred during 2016.

Earnings from Operations

Earnings from operations in the North American wholesale segment were $6.3 million in the third quarter of 2016, down 23% as compared to $8.2 million in the third quarter of 2015. For the nine months ended September 30, 2016, earnings from operations for the wholesale segment were $10.6 million, down 30% as compared to $15.2 million in the same period last year. The decreases for the quarter and year-to-date periods were the result of lower sales volumes.

Wholesale gross earnings were 32.2% of net sales in the third quarter of 2016 compared to 31.4% of net sales in last year’s third quarter. The increase this quarter mainly resulted from the Company’s ongoing effort to increase selling prices on select products. For the year-to-date period, wholesale gross earnings were flat at 31.2% of net sales in both 2016 and 2015. Gross margins in the U.S. were up slightly due to increased selling prices on select products, as described above. This increase was partially offset by lower gross margins in Canada. Gross margins in Canada continue to be affected by the weaker Canadian dollar relative to the U.S. dollar, as inventory is purchased in U.S. dollars. In 2015, gains recorded on favorable foreign exchange contacts partially offset the impact of the weakening Canadian dollar. In 2016, however, no significant gains were recorded on such contracts.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.8 million for the third quarter of 2016 versus $2.9 million for the same period of 2015. For the nine-month periods ended September 30, 2016 and 2015, distribution costs were $8.8 million and $8.3 million, respectively. The increase for the year-to-date period was primarily due to additional storage costs incurred in the first half of 2016. Distribution costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 22% and 21% for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, wholesale selling and administrative expenses were 25% of net sales in 2016 and 23% of net sales in 2015. The increases in selling and administrative expenses as a percent of sales for the quarter and year-to-date periods was primarily due to lower sales volumes in 2016, as many of the Company’s selling and administrative costs are fixed in nature and do not correlate with changes in sales volume.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment declined $65,000 and $199,000, in the third quarter and for the nine months ended September 30, 2016, respectively. Same store sales, which include sales of both the U.S. internet business and brick and mortar stores, increased 2% for the quarter and increased 3% for the year-to-date period, as compared to the same periods in 2015. The increases in same store sales for both periods were due to higher sales in the Company’s internet business.

Earnings from Operations

Retail earnings from operations decreased $89,000 and $376,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. For the quarter, the decrease in earnings from operations was mainly due to lower operating earnings in the Company’s U.S. internet business resulting from higher marketing costs. For the year-to-date period, the decrease in earnings from operations was due to lower net sales at the Company’s brick and mortar stores and higher operating costs in the internet business. Gross earnings as a percent of net sales were 65.5% in the third quarter of 2016 compared to 66.0% in the third quarter of 2015. For the nine months ended September 30, retail gross earnings as a percent of net sales were 65.1% in 2016 and 66.0% in 2015.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Selling and administrative expenses as a percent of net sales were 59% and 58% for the three-month periods ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, selling and administrative expenses as a percent of net sales were 60% in 2016 and 58% in 2015.

Other

The Company’s other net sales were $12.2 million in the third quarter of 2016, up 3% as compared to $11.9 million in 2015. This increase was due to higher net sales at Florsheim Europe. Florsheim Australia’s net sales were flat for the quarter. In local currency, Florsheim Australia’s net sales were down 4% for the quarter. Earnings from operations of Florsheim Australia and Florsheim Europe were $731,000 in the third quarter of 2016, up 26% as compared to $578,000 in the same period last year. The increase between years was driven by higher sales volumes and operating earnings at Florsheim Europe.

For the nine months ended September 30, 2016, other net sales were $34.5 million, down 1% from $34.7 million in the same period last year. This decrease was due to lower net sales at Florsheim Australia, largely offset by increased sales at Florsheim Europe. Florsheim Australia’s sales through September 30th were down 4% in 2016, compared to the same period last year. In local currency, Florsheim Australia’s net sales were down 1% for the year-to-date period. Earnings from operations of Florsheim Australia and Florsheim Europe were $1.3 million in the first nine months of 2016, down 33% as compared to $1.9 million in the same period last year. This decrease was largely due to lower sales and gross margins at Florsheim Australia. Florsheim Australia purchases its inventory in U.S. dollars, and its gross margins have been negatively impacted by the weakness of its local currency compared to the U.S. dollar. In 2015, gains recorded on favorable foreign exchange contacts partially offset the impact of the weakening Australian dollar. In 2016, however, no significant gains were recorded on such contracts.

Other income and expense

Interest income for the quarter and nine months ended September 30, 2016, was down $31,000 and $133,000, respectively, compared to the same periods last year, due to lower average investment balances this year compared to last year. For the three months ended September 30, 2016, interest expense decreased $6,000, compared to the same period last year, due to a lower average debt balance this quarter. For the nine months ended September 30, 2016, interest expense increased $131,000, compared to the same period in 2015, mainly due to a higher average debt balance throughout 2016, as compared to last year.

Other income (expense) for the quarter and nine months ended September 30, 2016, improved by $637,000 and $1,572,000, respectively, compared to the same periods last year. This quarter’s other income included foreign currency transaction gains of $102,000 compared to $340,000 of losses in the same period of 2015. For the nine months ended September 30, 2016, other income included foreign exchange transaction gains of $389,000 compared to $783,000 of losses in the same period of 2015. These gains and losses mainly resulted from the revaluation of an intercompany loan between the Company’s wholesale segment and Florsheim Australia.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first nine months of 2016, the Company generated $27.8 million of cash from operating activities compared with a use of $27.2 million of cash in the same period of 2015. The change between years was primarily due to changes in operating assets and liabilities, principally inventory. The decrease in inventory at September 30, 2016 was the result of the Company reducing its inventories to coincide with lower backlogs, mainly for the BOGS brand.

The Company paid cash dividends of $8.8 million and $8.4 million during the nine months ended September 30, 2016 and 2015, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first nine months of 2016, the Company repurchased 352,175 shares at a total cost of $9.4 million. As of September 30, 2016, the Company had approximately 624,000 shares available under its previously announced stock repurchase program.

Capital expenditures totaled $4.9 million in the first nine months of 2016. The Company completed remodeling projects on two of its domestic retail stores, and also opened a new outlet store in the third quarter. In addition, the Company completed a construction project to increase the capacity of its U.S. distribution center. Management estimates that annual capital expenditures for 2016 will be approximately $5.5 million.

At September 30, 2016, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2016. The line of credit bears interest at LIBOR plus 0.75%. The Company repaid a net of $3.8 million on the line of credit during the first nine months of 2016. At September 30, 2016, outstanding borrowings were $22.8 million at an interest rate of 1.3%. The highest balance on the line of credit during the quarter was $23.5 million. The line of credit agreement was set to expire on November 4, 2016, but was renewed on the same terms for another one-year period, expiring November 3, 2017.

A contingent consideration payment was made in March 2016 in the amount of $5,217,000. See Note 9 of the accompanying consolidated condensed financial statements.

At September 30, 2016, approximately $1.8 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the nine months ended September 30, 2016, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three-month period ended September 30, 2016.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

7/1/2016 - 7/31/2016	19,212	$27.87	19,212	728,096

8/1/2016 - 8/31/2016	55,068	$25.73	55,068	673,028

9/1/2016 - 9/30/2016	49,045	$26.69	49,045	623,983

Total	123,325	$26.45	123,325

(1)	In 1998 the Company's stock repurchase program was established. On several occasions since the program's inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 6.5 million shares have been authorized for repurchase.

Item 5.  Other Information

On November 4, 2016, the Company renewed its line of credit agreement with PNC Bank, N.A. for another term that expires on November 3, 2017, on the same terms as the prior agreement. The forgoing description does not purport to be complete and is qualified in its entirety by reference to the Amendment to PNC Bank Loan Agreement and Committed Line of Credit Note, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

On November 7, 2016, the Board of Directors of the Company authorized the freezing of the Weyco Group, Inc. Pension Plan, whereby all benefit accruals, for all employees, would be frozen effective December 31, 2016. The forgoing description does not purport to be complete and is qualified in its entirety by reference to the Second Amendment to Weyco Group, Inc. Pension Plan, a copy of which is filed as Exhibit 10.2 to this Form 10-Q.

Item 6.  Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 8, 2016	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Amendment to PNC Bank Loan Agreement and Committed Line of Credit Note, dated November 4, 2016		X

10.2	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X