Form 10-K
period 2016-12-31
WEYCO GROUP INC
filed 2017-03-09
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2016, was $174,666,000. This was based on the closing price of $27.78 per share as reported by NASDAQ on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2017, there were 10,488,276 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 9, 2017, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K
Year Ended December 31, 2016

i

[This page intentionally left blank.]

ii

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements with respect to Weyco Group, Inc.’s (the “Company”) outlook for the future. These statements represent the Company’s reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors.”

PART 1

ITEM 1 BUSINESS

Weyco Group, Inc. is a Wisconsin corporation incorporated in the year 1906 as Weyenberg Shoe Manufacturing Company. Effective April 25, 1990, the name of the corporation was changed to Weyco Group, Inc.

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business: the design and distribution of quality and innovative footwear. The Company designs and markets footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters” and “Umi.” Trademarks maintained by the Company on its brands are important to the business. The Company’s products consist primarily of mid-priced leather dress shoes and casual footwear composed of man-made materials or leather. In addition, the Company added outdoor boots, shoes and sandals in 2011 with the acquisition of the BOGS and Rafters brands. The Company’s footwear is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the general American population.

The Company purchases finished shoes from outside suppliers, primarily located in China and India. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. The Company continues to experience upward cost pressures from its suppliers related to a variety of factors, including higher labor, materials and freight costs. Recently, the strength of the U.S. dollar against the Chinese and Indian currencies has helped to mitigate price increases. The Company has also worked to increase its selling prices to offset the effect of these increases.

The Company’s business is separated into two reportable segments — the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and its wholesale and retail businesses in Europe (“Florsheim Europe”).

In 2016, 2015 and 2014, sales of the Company’s wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted approximately 77%, 78% and 76% of total sales, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2016, 2015, and 2014 no individual customer represented more than 10% of the Company’s total sales. The Company employs traveling salespeople and independent sales representatives who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the Company’s BOGS brand, which mainly sells winter and outdoor boots, there is seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company also has licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

Sales of the Company’s retail segment constituted 7% of total sales in each of the years 2016, 2015, and 2014. As of December 31, 2016, the retail segment consisted of 13 Company-operated stores and an internet business in the United States. Sales in retail stores are made directly to the consumer by Company employees.

Sales of the Company’s other businesses represented 16%, 15% and 17% of total sales in 2016, 2015, and 2014, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2016, the Company had a backlog of $38 million in orders compared with $41 million as of December 31, 2015. This does not include unconfirmed blanket orders from customers, which account for the majority of the Company’s orders, particularly from its larger accounts. All orders are expected to be filled within one year.

As of December 31, 2016, the Company employed 661 persons worldwide, of whom 29 were members of collective bargaining units. Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

U.S. and global financial markets recently have been, and continue to be, unstable and unpredictable, which has generally resulted in tightened credit markets with heightened lending standards and terms. Volatility and instability in the credit markets pose various risks to the Company, including, among others, negatively impacting retailer and consumer confidence, limiting the Company’s customers’ access to credit markets and interfering with the normal commercial relationships between the Company and its customers. Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

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

As the popularity of online shopping for consumer goods increases, the Company’s retail partners may experience decreased foot traffic which could negatively impact their businesses. This may, in turn, negatively impact the Company’s sales to those customers, and adversely affect the Company’s results of operations.

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

The Company’s ability to import products in a timely and cost-effective manner may be affected by disruptions at U.S. or foreign ports or other transportation facilities, such as labor disputes and work stoppages, political unrest, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to its customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have a material adverse impact on the Company’s overall profitability.

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

The Company conducts business globally, which exposes it to the impact of foreign currency fluctuations as well as political and economic risks.

A portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company’s primary exposures are to the Australian dollar and the Canadian dollar. Exchange rates can be volatile and could adversely impact the Company’s financial results.

The Company is exposed to risks of doing business in foreign jurisdictions and risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Legislation or other changes in the U.S. tax laws could increase the Company’s U.S. income tax liability and adversely affect the Company’s after-tax profitability. In addition, the results of the recent U.S. election have introduced greater uncertainty with respect to future tax and trade regulations. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on the Company’s business and results of operations.

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

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns approximately 34% of the stock and two institutional shareholders hold significant blocks. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock. Consequently, the Company has a relatively small float and low average daily trading volume, which could affect a shareholder’s ability to sell stock or the price at which it can be sold. In addition, future sales of substantial amounts of the Company’s common stock in the public market by large shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company or its pension plan may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company maintains an investment portfolio consisting primarily of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled approximately $26 million as of December 31, 2016, or approximately 10% of total assets. If the value of municipal bonds in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

The Company’s total assets include goodwill and other indefinite-lived intangible assets. If management determines these have become impaired in the future, net earnings could be materially adversely affected. Additionally, potential tax reform changes related to such assets may adversely affect the Company’s financial results.

Goodwill represents the excess of cost over the fair market value of net assets acquired in a business combination. Indefinite-lived intangible assets are comprised of trademarks on certain of the Company’s principal shoe brands. The Company’s goodwill and trademarks totaled approximately $44 million as of December 31, 2016, or approximately 16% of total assets.

The Company analyzes its goodwill and trademarks for impairment on an annual basis or more frequently when, in the judgment of management, an event has occurred that may indicate that additional analysis is required. Impairment may result from, among other things, deterioration in the Company’s performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products sold by the Company, and a variety of other factors. The amount of any quantified impairment must be expensed as a charge to results of operations in the period in which the asset becomes impaired.

In the fourth quarter of 2016, the Company evaluated the current state of its Umi business and determined the brand did not fit the long-term strategic objectives of the Company. As a result, the Company recorded a $1.8 million impairment charge ($1.1 million after tax) to write off the majority of the value of the Umi trademark. Other than this write-off, the Company did not record any other goodwill or trademark impairment charges in 2016. The Company also did not record any goodwill or trademark impairment charges in 2015 or 2014. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets could have an adverse effect on the Company’s financial condition and results of operations.

Goodwill and trademarks are being deducted for tax purposes in accordance with the U.S. tax policy. Any changes in the U.S. tax policy, limiting or eliminating the deductibility of such assets, could have a material adverse effect on the Company’s financial results.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2016:

Location	Character	Owned/ Leased		Square Footage	% Utilized
Glendale, Wisconsin(2)	Two story office and distribution center	Owned		1,100,000	80%
Portland, Oregon(2)	Two story office	Leased	(1)	6,300	100%
Montreal, Canada(2)	Multistory office and distribution center	Owned	(4)	75,800	100%
Florence, Italy(3)	Two story office and distribution center	Leased	(1)	15,100	100%
Fairfield Victoria, Australia(3)	Office and distribution center	Leased	(1)	54,000	100%
Honeydew Park, South Africa(3)	Distribution center	Leased	(1)	8,600	85%
Hong Kong, China(3)	Office and distribution center	Leased	(1)	14,000	100%
Dongguan City, China(3)	Office	Leased	(1)	4,400	100%

(1)	Not material leases.
(2)	These properties are used principally by the Company's North American wholesale segment.
(3)	These properties are used principally by the Company's other businesses which are not reportable segments.
(4)	The Company owns a 50% interest in this property. See Note 8 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 13 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3 LEGAL PROCEEDINGS

None

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following were executive officers of Company as of December 31, 2016:

Name	Position	Age
Thomas W. Florsheim, Jr.(1)	Chairman and Chief Executive Officer	58
John W. Florsheim(1)	President, Chief Operating Officer and Assistant Secretary	53
John F. Wittkowske	Senior Vice President, Chief Financial Officer and Secretary	57
Judy Anderson	Vice President, Finance and Treasurer	49
Mike Bernsteen	Vice President, and President of Nunn Bush Brand	60
Dustin Combs	Vice President, and President of BOGS and Rafters Brands	34
Brian Flannery	Vice President, and President of Stacy Adams Brand	55
Kevin Schiff	Vice President, and President of Florsheim Brand	48
George Sotiros	Vice President, Information Technology	50
Allison Woss	Vice President, Supply Chain	44

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

Thomas W. Florsheim, Jr. has served as Chairman and Chief Executive Officer for more than 5 years.

John W. Florsheim has served as President, Chief Operating Officer and Assistant Secretary for more than 5 years.

John F. Wittkowske has served as Senior Vice President, Chief Financial Officer and Secretary for more than 5 years.

Judy Anderson has served as Vice President of Finance and Treasurer for more than 5 years.

Mike Bernsteen has served as a Vice President of the Company and President of the Nunn Bush Brand for 5 years.

Dustin Combs has served as a Vice President of the Company and President of the BOGS and Rafters Brands since January 2015. Prior to this role, Mr. Combs served as Vice President of Sales for the BOGS and Rafters Brands from March 2011 to January 2015.

Brian Flannery has served as a Vice President of the Company and President of the Stacy Adams Brand for more than 5 years.

Kevin Schiff has served as a Vice President of the Company and President of the Florsheim Brand for more than 5 years.

George Sotiros has served as Vice President of Information Technology for more than 5 years.

Allison Woss has served as Vice President of Supply Chain since August 2016. Prior to this role, Ms. Woss served as Vice President of Purchasing from January 2007 to August 2016.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WEYS.”

COMMON STOCK DATA

	2016			2015
	Stock Prices		Cash Dividends Declared	Stock Prices		Cash Dividends Declared
Quarter:	High	Low		High	Low
First	$28.23	$22.94	$0.20	$30.57	$26.26	$0.19
Second	$28.50	$25.84	$0.21	$31.01	$27.20	$0.20
Third	$29.05	$24.52	$0.21	$30.44	$25.28	$0.20
Fourth	$31.58	$24.91	$0.21	$29.18	$26.16	$0.20
			$0.83			$0.79

There were 139 holders of record of the Company's common stock as of March 1, 2017.

The stock prices shown above are the high and low actual trades on the NASDAQ for the calendar periods indicated.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2016 with the cumulative return on the NASDAQ-100 Index and the Russell 3000 — RGS Textiles Apparel & Shoe Index. The comparison assumes $100 was invested on December 31, 2011, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2011	2012	2013	2014	2015	2016
Weyco Group, Inc.	100	97	122	122	117	141
NASDAQ-100 Global Index	100	118	162	193	212	228
Russell 3000 – RGS Textiles Apparel & Shoe Index	100	112	165	183	179	158

In 1998 the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 6.5 million shares have been authorized for repurchase. The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/01/2016 – 10/31/2016	16,782	$26.32	16,782	607,201
11/01/2016 – 11/30/2016	41,567	$27.54	41,567	565,634
12/01/2016 – 12/31/2016	459	$28.03	459	565,175
Total	58,808	27.20	58,808

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information as of and for the years ended December 31, 2012 through December 31, 2016.

	Years Ended December 31,
	(in thousands, except per share amounts)
	2016	2015	2014	2013	2012
Net Sales	$296,933	$320,617	$320,488	$300,284	$293,471
Net earnings attributable to Weyco Group, Inc.	$16,472	$18,212	$19,020	$17,601	$18,957
Diluted earnings per share	$1.56	$1.68	$1.75	$1.62	$1.73
Weighted average diluted shares outstanding	10,572	10,859	10,888	10,865	10,950
Cash dividends per share	$0.83	$0.79	$0.75	$0.54	$0.84
Total assets at year end	$268,240	$298,997	$277,446	$267,533	$285,321
Bank borrowings at year end	$4,268	$26,649	$5,405	$12,000	$45,000

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 13 Company-owned retail stores and an internet business in the United States as of December 31, 2016. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2016. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales were $296.9 million in 2016, a decrease of 7% as compared to $320.6 million in 2015. Earnings from operations were $21.2 million this year, down 29% as compared to $29.8 million in 2015. Net earnings attributable to Weyco Group, Inc. decreased 10% to $16.5 million in 2016, from $18.2 million last year. Diluted earnings per share were $1.56 in 2016, as compared to $1.68 in 2015.

Earnings for 2016 included an impairment of long-lived assets charge of $1.8 million ($1.1 million after tax) related to the Umi trademark, offset by a $3.1 million adjustment to reverse the deferred tax liability on corporate-owned life insurance policies. Earnings for 2015 included $458,000 ($279,000 after tax) of income representing the final adjustment to the BOGS/Rafters earnout payment. Without these non-recurring adjustments, earnings from operations and net earnings attributable to the Company would have been down 22% and 20%, respectively, for the year.

Diluted earnings per share were $1.56 in 2016, as compared to $1.68 per share in 2015. Without the non-recurring adjustments described above, diluted earnings per share on an adjusted basis would have been $1.36 per share in 2016 and $1.65 in 2015.

Net sales in the Company’s wholesale segment decreased $23.8 million, or 9% for the year, primarily due to lower sales of BOGS and Nunn Bush branded footwear. Net sales in the Company’s retail segment decreased 1%, and net sales of the Company’s other businesses (Florsheim Australia and Florsheim Europe) increased 1% for the year.

Consolidated earnings from operations decreased $8.5 million for the year. Excluding the non-recurring adjustments related to the Umi trademark and the BOGS/Rafters final earnout payment, consolidated earnings from operations would have been down $6.3 million for the year. This decrease was primarily due to lower sales volumes in the Company’s wholesale segment. Earnings from operations in the Company’s retail segment were also down for the year, due to lower sales at the Company’s brick and mortar locations. Earnings from operations of the Company’s other businesses were down for the year, mainly due to lower operating earnings at the Company’s retail store in Macau, resulting from lower sales.

Financial Position Highlights

At December 31, 2016, cash and marketable securities totaled $39.4 million and outstanding debt totaled $4.3 million. At December 31, 2015, cash and marketable securities totaled $43.1 million and outstanding debt totaled $26.6 million. During 2016, the Company generated $46.9 million of cash from operations, and used funds to pay $22.4 million on its revolving line of credit, purchase $11.0 million of its common stock, and pay $8.9 million of dividends. In addition, the Company paid the $5.2 million BOGS/Rafters final earn-out payment, and spent $6.0 million on capital expenditures.

2016 vs. 2015

Non-Recurring Adjustments

In the fourth quarter of 2016, the Company evaluated the current state of its Umi business and determined the brand did not fit the long-term strategic objectives of the Company. As a result, the Company recorded a $1.8 million impairment charge ($1.1 million after tax) to write off the majority of the value of the Umi trademark. The Company is currently reviewing a number of alternatives for the future of the Umi brand.

Additionally, in the fourth quarter 2016, the Company reviewed its liquidity needs and sources of capital, including evaluating whether it would need the cash available under corporate-owned life insurance policies on two former executives. It was determined that the chances were remote that the Company would need to surrender these policies to satisfy liquidity needs, and, as a result, the Company reversed the $3.1 million deferred tax liability related to these policies.

Finally, in 2015, the Company recorded a $458,000 adjustment ($279,000 after tax) to the final earnout payment related to the 2011 acquisition of the BOGS/Rafters brands. The final earnout payment was paid in March 2016.

For a tabular presentation of the impact of the non-recurring adjustments on the Company’s results, see the “Reconciliation of Non-GAAP Financial Measures” table in the “OTHER” section below.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2016 and 2015, were as follows:

	Years ended December 31,
	2016	2015	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$227,537	$251,370	-9%
North American Retail	21,883	22,121	-1%
Other	47,513	47,126	1%
Total	$296,933	$320,617	-7%
Earnings from Operations
North American Wholesale	$16,398	$24,272	-32%
North American Retail	2,109	2,519	-16%
Other	2,729	2,994	-9%
Total	$21,236	$29,785	-29%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2016 and 2015, were as follows:

	Years ended December 31,
	2016	2015	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$66,620	$67,655	-2%
Nunn Bush	58,229	66,681	-13%
Florsheim	51,563	50,961	1%
BOGS/Rafters	46,075	59,616	-23%
Umi	2,265	2,825	-20%
Total North American Wholesale	$224,752	$247,738	-9%
Licensing	2,785	3,632	-23%
Total North American Wholesale Segment	$227,537	$251,370	-10%

The Company’s wholesale business faced a challenging retail environment in 2016. Foot traffic at the Company’s customers’ brick and mortar stores has been declining, as the popularity of online shopping continues to grow. Nunn Bush was particularly impacted because a significant amount of the brand’s business is with mid-tier department stores, a segment particularly struggling with this problem. Sales of the BOGS brand also declined, mainly due to the continued impact of the mild 2015/2016 winter season, as retailers carried over BOGS inventory into the 2016/2017 winter season.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. The decrease in licensing revenues resulted mainly from licensee transitions that occurred in 2016.

Earnings from Operations

Gross earnings as a percent of net sales were 32.1% in 2016 versus 32.5% in 2015 this year. Earnings from operations in the North American wholesale segment were $16.4 million in 2016, down 32% as compared to $24.3 million in 2015. This year’s wholesale operating earnings included an impairment charge of $1.8 million related to the Umi trademark. Last year’s wholesale operating earnings included $458,000 of income representing the final adjustment to the BOGS/Rafters earnout payment. Without these non-recurring adjustments, wholesale earnings from operations would have been down 24% for the year, due mainly to the decrease in wholesale sales.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. The Company’s distribution costs were $11.7 million and $11.3 million in the years ended December 31, 2016 and 2015, respectively. The Company’s wholesale shipping and handling expenses were $1.6 million and $1.9 million in the years ended December 31, 2016 and 2015, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses decreased $627,000 in 2016, as compared to the prior year. Excluding the non-recurring adjustments described above, wholesale selling and administrative expenses would have been down $2.8 million between years, primarily due to lower employee benefit costs and advertising costs. As a percent of net sales, wholesale selling and administrative expenses were 25% and 23% in 2016 and 2015, respectively. Without the non-recurring adjustments described above, wholesale selling and administrative expenses as a percent of net sales would have been 24% and 23% in 2016 and 2015, respectively.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $21.9 million in 2016, down 1% as compared to $22.1 million in 2015. Same store sales, which include U.S. internet sales, were up 1% for the year. There were three fewer domestic retail stores operating in 2016 than there were in 2015, as four stores closed and one store opened. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The increase in same store sales was due to an increase in the Company’s U.S. internet business.

Earnings from Operations

Earnings from operations in the North American retail segment were $2.1 million in 2016, down 16% as compared to $2.5 million in 2015. Retail gross earnings as a percent of net sales were 65.0% in 2016 and 65.7% in 2015. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Selling and administrative expenses as a percent of net sales were 55% in 2016 compared to 54% in 2015. The decrease in retail earnings from operations was primarily due to lower net sales at the Company’s brick and mortar locations.

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment (“ASC 360”). See Note 2 in the Notes to Consolidated Financial Statements for further information. A $113,000 impairment charge was recognized in 2016. No impairment charges were recognized in 2015.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2016, net sales of the Company’s other businesses were $47.5 million, up 1% as compared with $47.1 million in 2015. This increase was primarily due to higher net sales in Florsheim Europe’s wholesale business. Earnings from operations at Florsheim Australia and Florsheim Europe were $2.7 million in 2016, down 9% as compared to $3.0 million last year. This decrease was primarily due to lower operating earnings at the Company’s retail store in Macau, resulting from lower sales.

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

The increase in Stacy Adams 2015 net sales was driven by strong new product sales. Net sales of the BOGS/Rafters brands were up in 2015 compared to 2014 due to strong sales of BOGS women’s and children’s footwear in the U.S.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Gross margins for the wholesale segment increased to 32.5% in 2015, from 32.3% in 2014. Gross margins in the U.S. increased to 32.4% in 2015, from 31.4% in 2014, however, this increase was offset by lower gross margins in Canada. Gross margins in Canada continue to be negatively affected by the weaker Canadian dollar because inventory is purchased in U.S. dollars.

Earnings from operations in the North American wholesale segment were $24.3 million in 2015, up 8% as compared to $22.5 million in 2014. This increase was due to higher sales and gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. The Company’s distribution costs were $11.3 million and $11.0 million in the years ended December 31, 2015 and 2014, respectively. The Company’s wholesale shipping and handling expenses were $1.9 million and $2.4 million in the years ended December 31, 2015 and 2014, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were up $1.3 million in 2015, which included an additional $2 million in marketing and advertising expenses. As a percent of net sales, wholesale selling and administrative expenses were 23% in each of 2015 and 2014.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $22.1 million in 2015, down 5% as compared to $23.3 million in 2014. The decrease was due to three fewer domestic retail stores operating in 2015 as compared to 2014. Same store sales, which include U.S. internet sales, were up 1% for the year. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The increase in same store sales was due to an increase in the Company’s U.S. internet business.

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

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2015, net sales of the Company’s other businesses were $47.1 million, down 12% as compared with $53.7 million in 2014. This decrease was primarily due to lower net sales at Florsheim Australia, caused by the translation of the weaker Australian currency into U.S. dollars. In local currency, Florsheim Australia’s net sales were up 7% for the year. Earnings from operations at Florsheim Australia and Florsheim Europe were $3.0 million in 2015, down 38% as compared to $4.8 million in 2014. This decrease was primarily due to lower operating earnings at recently opened stores in Asia and Australia as well as lower operating earnings at the Company’s retail store in Macau, as a result of higher operating expenses.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is from its investments in marketable securities. Interest income was $763,000 in 2016, $936,000 in 2015, and $1.2 million in 2014. The decrease over the three-year period was primarily due to lower average investment balances.

Interest expense was $436,000 in 2016, $181,000 in 2015 and $178,000 in 2014. The increase in interest expense in 2016 was primarily due to interest recognized on a 2016 tax settlement.

Other income (expense), net, was $514,000 of income in 2016 compared to expense of ($1.4 million) and ($595,000) in 2015 and 2014, respectively. This year’s other income included foreign currency transaction gains of $513,000, resulting mainly from unrealized gains on foreign exchange contracts entered into by Florsheim Australia. Last year’s other expense included ($961,000) of foreign currency transaction losses, resulting mainly from unrealized losses on foreign exchange contracts entered into by Florsheim Australia, as well as losses from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia. Additionally, other expense for 2015 included $473,000 of expense related to the operating losses and write-off of an investment by Florsheim Australia in a foreign joint venture. Other expense in 2014 included ($268,000) of foreign currency transaction losses, resulting mainly from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia.

The effective tax rate for 2016 was 23.0% compared with 37.7% in 2015 and 36.2% in 2014. The decrease in 2016 was mainly due to the reversal of the deferred tax liability on corporate-owned life insurance policies (14.2%), as discussed above. The increase in 2015 was primarily due to a higher state tax liability as well as higher effective tax rates at the Company’s foreign locations.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $18.3 million at December 31, 2016, and $22.4 million at December 31, 2015, and its revolving line of credit. In 2016, the Company generated $46.9 million of cash from operations, compared with using $5.7 million of cash in operations in 2015, and generating $17.8 million of cash from operations in 2014. Fluctuations in net cash from operating activities over the three-year period have mainly resulted from changes in net earnings and operating assets and liabilities, and most significantly the year-end inventory and accounts receivable balances. The increase in 2016 was related to the reduction in inventory levels in accordance with customer orders, and also to reflect a more conservative position based on the overall retail environment.

The Company’s capital expenditures were $6.0 million, $2.5 million and $2.9 million in 2016, 2015 and 2014, respectively. The Company expects capital expenditures to be between $2 million and $3 million in 2017. The increase in 2016 was due to improvements that were made to the Company’s distribution center in Glendale, Wisconsin to increase its capacity, as well as remodeling projects to improve two of the Company’s Florida retail stores, and the build out for the new store opened in Florida this year.

The Company paid cash dividends of $8.9 million, $8.5 million and $8.2 million in 2016, 2015 and 2014, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2016, the Company repurchased 410,983 shares for a total cost of $11.0 million. In 2015, the Company repurchased 354,741 shares for a total cost of $9.9 million. In 2014, the Company repurchased 297,576 shares for a total cost of $8.0 million. At December 31, 2016, the remaining total shares available to purchase under the program was approximately 565,000 shares.

At December 31, 2016, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 3, 2017. The line of credit bears interest at LIBOR plus 0.75%. At December 31, 2016, outstanding borrowings were approximately $4.3 million at an interest rate of 1.52%. The highest balance during the year was $28.4 million. At December 31, 2015, outstanding borrowings were $26.6 million at an interest rate of 1.18%. The highest balance during 2015 was $42.0 million.

In connection with the Bogs acquisition, the Company had two earn-out payments due to the former shareholders of Bogs. The Company made the first earn-out payment of $1,270,000 in the first quarter of 2013. The second and final earn-out payment of $5,217,000 was made in March 2016. For additional information, see Note 10 in the Notes to Consolidated Financial Statements.

As of December 31, 2016, $3.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries. If these funds are needed for operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. Management believes that under the current tax law, the related tax impact of any such repatriation would not be material to the Company’s financial statements. For additional information, see Note 12 in the Notes to Consolidated Financial Statements.

In the fourth quarter of 2016, the Company reviewed its liquidity needs and sources of capital, including evaluating whether it would need the cash available under corporate-owned life insurance policies on two former executives. It was determined that the chances were remote that the Company would need to surrender the policies to satisfy liquidity needs, and, as a result, the Company reversed the $3.1 million deferred tax liability related to the policies.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, capital expenditures, continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business through March 2018, although there can be no assurances.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments

The Company’s significant contractual obligations are its supplemental pension plan, short-term borrowings, and its operating leases. These obligations are discussed further in the Notes to Consolidated Financial Statements. The Company also has significant obligations to purchase inventory. Future obligations under operating leases are disclosed in Note 13 of the Notes to Consolidated Financial Statements. The table below provides summary information about these obligations as of December 31, 2016.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
Pension obligations	$34,031	$409	$893	$1,040	$31,689
Short-term borrowings	4,268	$4,268	$—	$—	$—
Operating leases	41,138	9,178	15,793	10,384	5,783
Purchase obligations*	51,460	51,460	—	—	—
Total	$130,897	$65,315	$16,686	$11,424	$37,472

*	Purchase obligations relate entirely to commitments to purchase inventory.

OTHER

Non-GAAP Information

The comparability of certain of the Company’s financial measures was impacted by non-recurring adjustments related to the Umi trademark impairment, an adjustment to reverse the deferred tax liability on corporate-owned life insurance policies, and the gain from the final adjustment to the earnout payment related to the 2011 acquisition of Bogs. To provide additional information to investors to facilitate the comparison of past and present performance, the Company presented non-GAAP financial measures that exclude the financial impact of these non-recurring adjustments. These non-GAAP financial measures were used internally by management in evaluating the results of operations, but they are not intended to replace the presentation of financial results in accordance with GAAP. A reconciliation of the non-GAAP financial measures to their nearest comparable GAAP financial measures, as presented in the Consolidated Statements of Earnings, is provided in the table below.

Reconciliation of Non-GAAP Financial Measures

The following is a reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures for the twelve-month periods ended December 31, 2016 and 2015.

	Twelve Months Ended December 31, 2016				Twelve Months Ended December 31, 2015
	GAAP Measures (As Reported)	Adjustments		Non-GAAP Measures (As Adjusted)	GAAP Measures (As Reported)	Adjustments		Non-GAAP Measures (As Adjusted)
Net sales	$296,933			$296,933	$320,617			$320,617
Cost of sales	184,890			184,890	199,008			199,008
Gross earnings	112,043			112,043	121,609			121,609
Selling and administrative expenses	90,807	(1,770	)(1)	89,037	91,824	458	(3)	92,282
Earnings from operations	21,236			23,006	29,785			29,327
Interest income	763			763	936			936
Interest expense	(436)			(436)	(181)			(181)
Other income (expense), net	514			514	(1,425)			(1,425)
Earnings before provision for income taxes	22,077			23,847	29,115			28,657
Provision for income taxes	5,084	3,832	(2)	8,916	10,962	(179	)(3)	10,783
Net earnings	16,993			14,931	18,153			17,874
Net earnings (loss) attributable to noncontrolling interest	521			521	(59)			(59)
Net earnings attributable to Weyco Group, Inc.	$16,472			$14,410	$18,212			$17,933
Earnings per share
Basic	$1.57	(0.20)		$1.37	$1.69	(0.03)		$1.66
Diluted	$1.56	(0.20)		$1.36	$1.68	(0.03)		$1.65

(1)	Umi trademark impairment
(2)	Includes a $3.1 million adjustment to reverse deferred taxes on corporate-owned life insurance policies, and the tax effect of the Umi trademark impairment
(3)	Gain from the final adjustment to the earnout payment relating to the 2011 acquisition of Bogs, and the related tax effect.

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

Sales Returns, Sales Allowances and Doubtful Accounts

The Company records reserves and allowances (“reserves”) for sales returns, sales allowances and discounts, cooperative advertising, and accounts receivable balances that it believes will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions. The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts, determined based on historical trends. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Historically, actual write-offs against the reserves have been within the Company’s expectations. Changes in these reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates. These changes could impact the Company’s results of operations, financial position and cash flows.

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

Discount Rate — Pension expense and projected benefit obligation both increase as the discount rate is reduced. See Note 11 of the Notes to Consolidated Financial Statements for discount rates used in determining the net pension expense for the years ended December 31, 2016, 2015 and 2014 and the funded status of the plans at December 31, 2016 and 2015. Effective January 1, 2016, the Company adopted the spot-rate approach to determine the interest cost component of pension expense. Under the spot-rate approach, the interest cost is calculated by applying interest to the discounted cash flow expected at each payment date. The interest is determined using the same spot rate along the yield curve that was used to determine the present value of the associated payment. Prior to 2016, the Company the Company utilized the cash flow matching method, which discounted each year’s projected cash flows at the associated spot interest rate back to the measurement date. A 0.5% decrease in the discount rate would increase annual pension expense and the projected benefit obligation by approximately $32,000 and $3.9 million, respectively.

The Company considered the adoption of the spot rate approach a change in accounting estimate and recognized the effects of the change on a prospective basis. The effects of adopting the spot rate approach reduced net pension expense by approximately $522,000 ($318,000 after tax, or $0.03 per diluted share) in 2016, primarily due to a reduction in interest cost.

Expected Rate of Return — Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 7.50% in 2016, 2015 and 2014. This rate was based on the Company’s long-term investment policy of equity securities: 20% – 80%; fixed income securities: 20% – 80%; and other, principally cash: 0% – 20%. A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $156,000.

The Company’s unfunded benefit obligation was $28.2 million and $30.6 million at December 31, 2016 and 2015, respectively. The decrease between years was primarily due to the pension plan freeze, effective December 31, 2016. The effect of the freeze was a reduction of the projected benefit obligation to the amount of the plans’ accumulated benefit obligations.

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

The Company’s $11.1 million of goodwill resulted from the 2011 acquisition of The Combs Company (“Bogs”). The Company uses a two-step process to test this goodwill for impairment. First, the applicable reporting unit’s fair value is compared to its carrying value. If the reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

The Company conducted its annual impairment test of goodwill as of December 31, 2016. For goodwill impairment testing, the Company determined the applicable reporting unit is its wholesale segment. Fair value of the wholesale segment was estimated based on a discounted cash flow analysis. The rate used in determining discounted cash flows was a rate corresponding to the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The testing determined that the estimated fair value of the wholesale segment exceeded its carrying value therefore there was no impairment of goodwill in 2016.

The Company conducted its annual impairment tests of trademarks as of December 31, 2016. The Company uses a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. During the fourth quarter of 2016, the Company evaluated the current state of the Umi business and determined the brand did not fit the long-term strategic objectives of the Company. As a result, the Company recorded a $1,770,000 impairment charge to write off the majority of the value of the Umi trademark. Other than this write-down, there were no other impairments of the Company’s trademarks in 2016. Additionally, there were no impairments of the Company’s trademarks in 2015 or 2014.

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

Contingent Consideration

Contingent consideration was comprised of two earn-out payments that the Company was obligated to pay the former shareholders of Bogs in connection with the Company’s acquisition of Bogs in 2011. The contingent consideration was formula-driven and was based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first earn-out payment was paid on March 28, 2013 in the amount of $1,270,000. The second earn-out payment was paid on March 23, 2016 in the amount of $5,217,000. The second and final earn-out payment was recorded within accrued liabilities as of December 31, 2015.

Prior to December 31, 2015, the Company determined the fair value of the contingent consideration using a probability-weighted model which included estimates related to Bogs future sales levels and gross margins. On a quarterly basis, the Company revalued the obligation and recorded increases or decreases in its fair value as an adjustment to operating earnings. Changes to the contingent consideration obligation resulted from accretion of the discount due to the passage of time and changes in the actual or projected future performance of Bogs. The assumptions used to determine the fair value of the liability included a significant amount of judgment, and any changes in the assumptions may have had a material impact on the amount of contingent consideration expense or income recorded in a given period.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses foreign exchange contracts. The Company does not hold or issue financial instruments for trading purposes. The Company generally does not have significant market risk on its marketable securities as those investments consist of investment-grade securities and are held to maturity. The Company reviewed its portfolio of investments as of December 31, 2016, and determined that no other-than-temporary market value impairment exists.

The Company is also exposed to market risk related to the assets in its defined benefit pension plan. The Company reduces that risk by having a diversified portfolio of equity and fixed income investments and periodically reviews this allocation with its investment consultants.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers, Florsheim Australia’s purchases of its inventory in U.S. dollars and the Company’s intercompany loans with Florsheim Australia. At December 31, 2016, the Company had foreign exchange contracts outstanding to sell $6.0 million Canadian dollars at a price of approximately $4.5 million U.S. dollars. Additionally, Florsheim Australia had foreign exchange contracts outstanding to buy $2.6 million U.S. dollars at a price of approximately $3.5 million Australian dollars. All contracts expire in less than one year. Based on the Company’s outstanding foreign contracts and intercompany loans, a 10% depreciation in the U.S. dollar at December 31, 2016 would result in a loss of approximately $298,000.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2016, the Company had approximately $4.3 million of outstanding borrowings under the revolving line of credit. The interest expense related to borrowings under the line during 2016 was approximately $217,000. A 10% increase in the Company’s interest rate on borrowings outstanding as of December 31, 2016 would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2016 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Weyco Group, Inc.
Milwaukee, WI

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. as of December 31, 2016, and 2015, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for the years then ended. We also have audited Weyco Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). The company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weyco Group, Inc. as of December 31, 2016, and 2015 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Weyco Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

As discussed in Note 12 to the financial statements, effective January 1, 2016, Weyco Group, Inc. adopted Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Weyco Group, Inc.

We have audited the accompanying consolidated statements of earnings, comprehensive income, equity, and cash flows of Weyco Group, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Weyco Group, Inc. and subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
March 11, 2015

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except per share amounts)
Net sales	$296,933	$320,617	$320,488
Cost of sales	184,890	199,008	197,420
Gross earnings	112,043	121,609	123,068
Selling and administrative expenses	90,807	91,824	92,411
Earnings from operations	21,236	29,785	30,657
Interest income	763	936	1,174
Interest expense	(436)	(181)	(178)
Other income (expense), net	514	(1,425)	(595)
Earnings before provision for income taxes	22,077	29,115	31,058
Provision for income taxes	5,084	10,962	11,234
Net earnings	16,993	18,153	19,824
Net earnings (loss) attributable to noncontrolling interest	521	(59)	804
Net earnings attributable to Weyco Group, Inc.	$16,472	$18,212	$19,020
Basic earnings per share	$1.57	$1.69	$1.76
Diluted earnings per share	$1.56	$1.68	$1.75

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(Dollars in thousands)
Net earnings	$16,993	$18,153	$19,824
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	198	(3,411)	(2,374)
Pension liability adjustments	1,696	2,360	(6,648)
Other comprehensive income (loss)	1,894	(1,051)	(9,022)
Comprehensive income	18,887	17,102	10,802
Comprehensive income (loss) attributable to noncontrolling interest	517	(673)	390
Comprehensive income attributable to Weyco Group, Inc.	$18,370	$17,775	$10,412

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

	2016	2015
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$13,710	$17,926
Marketable securities, at amortized cost	4,601	4,522
Accounts receivable, less allowances of $2,516 and $2,257, respectively	50,726	54,009
Income tax receivable	789	—
Inventories	69,898	97,184
Prepaid expenses and other current assets	6,203	5,835
Total current assets	145,927	179,476
Marketable securities, at amortized cost	21,061	20,685
Deferred income tax benefits	660	—
Property, plant and equipment, net	33,717	31,833
Goodwill	11,112	11,112
Trademarks	32,978	34,748
Other assets	22,785	21,143
Total assets	$268,240	$298,997
LIABILITIES AND EQUITY:
Short-term borrowings	$4,268	$26,649
Accounts payable	11,942	13,339
Dividend payable	2,192	2,147
Accrued liabilities:
Wages, salaries and commissions	2,372	3,134
Taxes other than income taxes	1,193	1,111
Other	7,007	13,239
Accrued income tax payable	—	31
Deferred income tax liabilities	—	1,537
Total current liabilities	28,974	61,187
Deferred income tax liabilities	703	70
Long-term pension liability	27,801	30,188
Other long-term liabilities	2,482	2,823
Commitments and contingencies (Note 13)
Equity:
Common stock, $1.00 par value, authorized 24,000,000 shares in 2016 and 2015, issued and outstanding 10,504,975 shares in 2016 and 10,767,389 shares in 2015	10,505	10,767
Capital in excess of par value	50,184	45,759
Reinvested earnings	157,468	160,325
Accumulated other comprehensive loss	(16,569)	(18,467)
Total Weyco Group, Inc. equity	201,588	198,384
Noncontrolling interest	6,692	6,345
Total equity	208,280	204,729
Total liabilities and equity	$268,240	$298,997

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, December 31, 2013	$10,876	$31,729	$156,983	$(9,422)	$6,826
Net earnings	—	—	19,020	—	804
Foreign currency translation adjustments	—	—	—	(1,960)	(414)
Pension liability adjustment (net of tax of $4,250)	—	—	—	(6,648)	—
Cash dividends declared ($0.75 per share)	—	—	(8,137)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(198)
Stock options exercised	218	4,663	—	—	—
Issuance of restricted stock	24	(24)	—	—	—
Stock-based compensation expense	—	1,465	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	133	—	—	—
Shares purchased and retired	(297)	—	(7,687)	—	—
Balance, December 31, 2014	$10,821	$37,966	$160,179	$(18,030)	$7,018
Net earnings	—	—	18,212	—	(59)
Foreign currency translation adjustments	—	—	—	(2,797)	(614)
Pension liability adjustment (net of tax of $1,509)	—	—	—	2,360	—
Cash dividends declared ($0.79 per share)	—	—	(8,563)	—	—
Stock options exercised	279	5,865	—	—	—
Issuance of restricted stock	22	(22)	—	—	—
Stock-based compensation expense	—	1,559	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	391	—	—	—
Shares purchased and retired	(355)	—	(9,503)	—	—
Balance, December 31, 2015	$10,767	$45,759	$160,325	$(18,467)	$6,345
Net earnings	—	—	16,472	—	521
Foreign currency translation adjustments	—	—	—	202	(4)
Pension liability adjustment (net of tax of $1,085)	—	—	—	1,696	—
Cash dividends declared ($0.83 per share)	—	—	(8,772)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(170)
Stock options exercised	123	2,871	—	—	—
Issuance of restricted stock	27	(27)	—	—	—
Restricted stock forfeited	(2)	2
Stock-based compensation expense	—	1,559	—	—	—
Income tax benefit from stock options exercised and vesting of restricted stock	—	20	—	—	—
Shares purchased and retired	(410)	—	(10,557)	—	—
Balance, December 31, 2016	$10,505	$50,184	$157,468	$(16,569)	$6,692

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,993	$18,153	$19,824
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities –
Depreciation	3,670	3,612	3,659
Amortization	387	426	361
Bad debt expense	76	235	240
Deferred income taxes	(2,645)	346	1,115
Net (gains) losses on remeasurement of contingent consideration	—	(458)	611
Net foreign currency transaction (gains) losses	(513)	961	268
Stock-based compensation	1,559	1,559	1,465
Pension contributions	(2,400)	(2,633)	(1,300)
Pension expense	3,184	3,699	2,212
Impairment of property, plant and equipment	113	—	—
Impairment of trademark	1,770	—	—
Increase in cash surrender value of life insurance	(573)	(573)	(552)
Changes in operating assets and liabilities –
Accounts receivable	3,179	1,009	(6,787)
Inventories	27,313	(28,282)	(5,807)
Prepaid expenses and other assets	(1,595)	2,237	(901)
Accounts payable	(1,389)	(2,326)	1,626
Accrued liabilities and other	(1,447)	(3,587)	604
Accrued income taxes	(811)	(105)	1,205
Net cash provided by (used for) operating activities	46,871	(5,727)	17,843
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(6,287)	(3,033)	(8,427)
Proceeds from maturities of marketable securities	5,745	8,191	8,177
Life insurance premiums paid	(155)	(155)	(155)
Purchase of property, plant and equipment	(5,992)	(2,481)	(2,890)
Net cash (used for) provided by investing activities	(6,689)	2,522	(3,295)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,720)	(8,452)	(8,029)
Cash dividends paid to noncontrolling interest of subsidiary	(170)	—	(198)
Shares purchased and retired	(10,967)	(9,858)	(7,984)
Proceeds from stock options exercised	2,994	6,144	4,881
Payment of contingent consideration	(5,217)	—	—
Proceeds from bank borrowings	121,959	160,534	101,200
Repayments of bank borrowings	(144,340)	(139,290)	(107,795)
Income tax benefits from stock-based compensation	20	391	133
Net cash (used for) provided by financing activities	(44,441)	9,469	(17,792)
Effect of exchange rate changes on cash and cash equivalents	43	(837)	(226)
Net (decrease) increase in cash and cash equivalents	$(4,216)	$5,427	$(3,470)
CASH AND CASH EQUIVALENTS at beginning of year	17,926	12,499	15,969
CASH AND CASH EQUIVALENTS at end of year	$13,710	$17,926	$12,499
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$8,505	$10,341	$8,875
Interest paid	$436	$181	$127

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

1. NATURE OF OPERATIONS

Weyco Group, Inc. designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 13 Company-owned retail stores and an internet business in the United States as of December 31, 2016. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include all of the Company’s majority-owned subsidiaries after elimination of intercompany accounts and transactions.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2016 and 2015, the Company’s cash and cash equivalents included investments in money market accounts and cash deposits at various banks. The Company periodically has cash balances in excess of insured amounts. The Company has not experienced any losses on deposits in excess of insured amounts.

Investments — All of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities (“ASC 320”) as the Company has the intent and ability to hold all investments to maturity. See Note 4.

Accounts Receivable — Trade accounts receivable arise from the sale of products on unsecured trade credit terms. On a quarterly basis, the Company reviews all significant accounts with past due balances, as well as the collectability of other outstanding trade accounts receivable for possible write-off. It is the Company’s policy to write-off accounts receivable against the allowance account when receivables are deemed to be uncollectible. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. The Company determines the allowance based on known troubled accounts, historical experience and other evidence currently available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

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

Impairment of Long-Lived Assets — Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. To derive the fair value, the Company utilizes the income approach and the fair value determined is categorized as Level 3 in the fair value hierarchy. The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital. For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the case of its retail stores, the Company groups assets at the individual store level. In connection with the Company’s impairment review, the Company’s retail segment recognized an impairment charge of $113,000 in 2016 which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings. No impairment charges were recorded in 2015 or 2014.

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

Contingent Consideration — Contingent consideration was comprised of two earn-out payments that the Company was obligated to pay the former shareholders of The Combs Company (“Bogs”) in connection with the Company’s acquisition of Bogs in 2011. The Company revalued the contingent consideration liability on a quarterly basis and recorded increases or decreases in its fair value as an adjustment to operating earnings. Changes to the liability resulted from accretion of the discount due to the passage of time as well as changes in the actual or projected performance of Bogs. The assumptions used to determine the fair value of the contingent consideration liability included a significant amount of judgment. See Note 10.

Income Taxes — Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted income tax rates in effect. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company’s policy related to interest and penalties associated with unrecognized tax benefits are recorded within interest expense and income tax expense, respectively. See Note 12.

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

Revenue Recognition — Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company. Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers. All product sales are recorded net of estimated allowances for returns and discounts. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $2.8 million for 2016, $3.6 million for 2015 and $3.2 million for 2014.

Shipping and Handling Fees — The Company classifies shipping and handling fees billed to customers as revenues. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the Consolidated Statements of Earnings. Wholesale segment shipping and handling expenses totaled $1.6 million in 2016, $1.9 million in 2015, and $2.4 million in 2014. Retail segment shipping and handling expenses, which result primarily from the Company’s shipments to its U.S. internet consumers, totaled $1.4 million in 2016, $1.2 million in 2015, and $1.1 million in 2014.

Cost of Sales — The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses — Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation. Distribution costs included in selling and administrative expenses were $11.7 million in 2016, $11.3 million in 2015, and $11.0 million in 2014.

Advertising Costs — Advertising costs are expensed as incurred. Total advertising costs were $11.8 million, $12.8 million, and $10.5 million in 2016, 2015 and 2014, respectively. All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $4.0 million, $4.2 million, and $3.5 million in 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Foreign Currency Translations — The Company accounts for currency translations in accordance with ASC 830, Foreign Currency Matters. The Company’s non-U.S. subsidiaries’ local currencies are the functional currencies under which the balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year-end and income and expense accounts are translated at the weighted average rates of exchange in effect during the year. Translation adjustments resulting from this process are recognized as a separate component of accumulated other comprehensive loss, which is a component of equity.

Foreign Currency Transactions — Gains and losses from foreign currency transactions are included in other income (expense), net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains (losses) totaled $513,000 of gains in 2016, as compared to losses of ($961,000) and ($268,000) in 2015 and 2014, respectively.

The foreign currency transaction gains recognized in 2016 resulted mainly from unrealized gains on foreign exchange contracts entered into by Florsheim Australia. The foreign currency transaction losses recognized in 2015 resulted mainly from unrealized losses on foreign exchange contracts entered into by Florsheim Australia, as well as losses from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia. The foreign currency transaction losses recognized in 2014 resulted mainly from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia

Financial Instruments — At December 31, 2016, the Company had foreign exchange contracts outstanding to sell $6.0 million Canadian dollars at a price of approximately $4.5 million U.S. dollars. Additionally, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.6 million U.S. dollars at a price of approximately $3.5 million Australian dollars. These contracts all expire in 2017.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in the Company’s net sales or cost of sales. In 2016, there were no significant realized gains or losses on foreign exchange contracts. In 2015, the Company recognized realized gains of $1.4 million related to foreign exchange contracts, and in 2014, there were no significant realized gains or losses related to foreign exchange contracts.

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

The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2016	2015
	(Dollars in thousands)
Foreign currency translation adjustments	$(5,489)	$(5,691)
Pension liability, net of tax	(11,080)	(12,776)
Total accumulated other comprehensive loss	$(16,569)	$(18,467)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The noncontrolling interest as recorded in the Consolidated Balance Sheets at December 31, 2016 and 2015, included foreign currency translation adjustments of approximately ($1,065,000) and ($1,061,000), respectively.

The following presents a tabular disclosure about changes in accumulated other comprehensive loss (dollars in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Balance, December 31, 2014	$(2,894)	$(15,136)	$(18,030)
Other comprehensive (loss) income before reclassifications	(2,797)	1,285	(1,512)
Amounts reclassified from accumulated other comprehensive loss	—	1,075	1,075
Net current period other comprehensive (loss) income	(2,797)	2,360	(437)
Balance, December 31, 2015	$(5,691)	$(12,776)	$(18,467)
Other comprehensive income before reclassifications	202	765	967
Amounts reclassified from accumulated other comprehensive loss	—	931	931
Net current period other comprehensive income	202	1,696	1,898
Balance, December 31, 2016	$(5,489)	$(11,080)	$(16,569)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2016 and 2015 (dollars in thousands):

	Amounts reclassified from accumulated other comprehensive loss for the year ended December 31,		Affected line item in the statement where net income is presented
	2016	2015
Amortization of defined benefit pension items
Prior service cost	$(262)	$(112)	(1)
Actuarial losses	1,789	1,874	(1)
Total before tax	1,527	1,762
Tax benefit	(596)	(687)
Net of tax	$931	$1,075

(1)	These amounts were included in the computation of net periodic pension cost. See Note 11 for additional details.

Stock-Based Compensation — At December 31, 2016, the Company had two stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation —  Stock Compensation, (“ASC 718”). The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk — The Company had one individual customer accounts receivable balance outstanding that represented 11% of the Company’s gross accounts receivable balance at December 31, 2016. There was no single customer that represented more than 10% of the Company’s gross accounts receivable balance at December 31, 2015. Additionally, there were no individual customers with sales above 10% of the Company’s total sales in 2016, 2015 and 2014.

Recent Accounting Pronouncements —

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04 “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on or after January 1, 2017. The Company does not anticipate that the adoption of this new standard will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain reclassifications on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” This new standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods therein. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The new standard clarifies that, for inventories measured at the lower of cost and net realizable value, net realizable value should be determined based on the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update are effective for fiscal years beginning after December 15, 2016. The Company does not anticipate that the adoption of this new accounting standard will have a material impact on its consolidated financial statements.

ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this update defers the effective date of ASU No. 2014-09 for all entities by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

one year. Additional ASUs have been issued as part of the overall new revenue guidance. This new revenue standard permits the use of either the retrospective or cumulative effect transition method.

The Company has begun its initial assessment of the new revenue standard, with a focus on identifying the contracts with customers and assessing whether and what performance obligations exist. Based on our preliminary assessment to date, the Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements. The Company currently plans to adopt the new standard in the first quarter of 2018. The Company is continuing its assessment, which may identify other impacts.

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

The carrying amounts of all short-term financial instruments, except marketable securities and foreign exchange contracts, approximate fair value due to the short-term nature of those instruments. Marketable securities are carried at amortized cost. The fair value disclosures of marketable securities are Level 2 valuations as defined by ASC 820, consisting of quoted prices for identical or similar assets in markets that are not active. See Note 4. Foreign exchange contracts are carried at fair value. The fair value measurements of foreign exchange contracts are based on observable market transactions of spot and forward rates, and thus represent level 2 valuations as defined by ASC 820. The Company’s contingent consideration was measured at fair value. See Note 10.

4. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of December 31, 2016, and 2015. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2016		2015
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$4,601	$4,610	$4,522	$4,546
Due from one through five years	12,133	12,486	12,395	13,057
Due from six through ten years	7,705	7,804	6,929	7,217
Due from eleven through twenty years	1,223	1,222	1,361	1,391
Total	$25,662	$26,122	$25,207	$26,211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

4. INVESTMENTS  – (continued)

The unrealized gains and losses on marketable securities at December 31, 2016 and 2015 were as follows:

	2016		2015
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$546	$(86)	$1,014	$(10)

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. The Company determined that no other-than-temporary impairment exists for the years ended December 31, 2016, 2015, and 2014.

5. INVENTORIES

At December 31, 2016 and 2015, inventories consisted of:

	2016	2015
	(Dollars in thousands)
Finished shoes	$88,277	$116,177
LIFO reserve	(18,379)	(18,993)
Total inventories	$69,898	$97,184

Finished shoes included inventory in-transit of $16.4 million and $38.1 million at December 31, 2016 and 2015, respectively. At December 31, 2016, approximately 89% of the Company’s inventories were valued by the LIFO method of accounting while approximately 11% were valued by the first-in, first-out (“FIFO”) method of accounting. At December 31, 2015, approximately 91% of the Company’s inventories were valued by the LIFO method of accounting while approximately 9% were valued by the first-in, first-out (“FIFO”) method of accounting.

During 2016, there were liquidations of LIFO inventory quantities which resulted in immaterial decreases in cost of sales in 2016. During 2015, there were no liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2015 purchases. During 2014, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the cost of fiscal 2014 purchases. The effect of the liquidation decreased cost of sales by $151,000 in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2016 and 2015, property, plant and equipment consisted of:

	2016	2015
	(Dollars in thousands)
Land and land improvements	$3,714	$3,706
Buildings and improvements	26,912	26,912
Machinery and equipment	30,906	27,142
Retail fixtures and leasehold improvements	12,455	11,232
Construction in progress	39	24
Property, plant and equipment	74,026	69,016
Less: Accumulated depreciation	(40,309)	(37,183)
Property, plant and equipment, net	$33,717	$31,833

7. INTANGIBLE ASSETS

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net	Gross Carrying Amount	Accumulated Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$—	$11,112	$11,112	$—	$11,112
Trademarks	34,748	(1,770)	32,978	34,748	—	34,748
Total indefinite-lived intangible assets	$45,860	$(1,770)	$44,090	$45,860	$—	$45,860

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

The Company’s goodwill resulted from the 2011 acquisition of the BOGS/Rafters brands. The Company uses a two-step process to test this goodwill for impairment. The first step is to compare the applicable reporting unit’s fair value to its carrying value. The Company determined that the applicable reporting unit is its wholesale segment. If the fair value of the wholesale segment is greater than its carrying value, there is no impairment. If the carrying value is greater than the fair value, then the second step must be completed to measure the amount of the impairment, if any. The second step calculates the implied fair value of the goodwill, which is compared to its carrying value. If the implied fair value is less than the carrying value, an impairment loss is recognized equal to the difference. In 2016, the testing determined that the estimated fair value of the wholesale segment exceeded its carrying value, therefore there was no impairment of goodwill. The Company has never recorded an impairment charge on this goodwill.

The Company tests its trademarks for impairment annually by comparing the fair value of each trademark to its related carrying value. Fair value is estimated using a discounted cash flow methodology. During the fourth quarter of 2016, the Company evaluated the current state of the Umi business and determined the brand did not fit the long-term strategic objectives of the Company. As a result, the Company recorded a $1,770,000 impairment charge to write off the majority of the value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

7. INTANGIBLE ASSETS  – (continued)

the Umi trademark. The Company is currently looking into different strategic alternatives for the Umi brand. Other than this write-off, the Company did not record any other trademark impairment charges in 2016.

The Company’s amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

	Weighted Average Life (Years)	December 31, 2016			December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Non-compete agreement	5	$200	$(200)	$—	$200	$(193)	$7
Customer relationships	15	3,500	(1,361)	2,139	3,500	(1,128)	2,372
Total amortizable intangible assets		$3,700	$(1,561)	$2,139	$3,700	$(1,321)	$2,379

The amortizable intangible assets are included within other assets in the Consolidated Balance Sheets. See Note 8.

The Company recorded amortization expense for intangible assets of $240,000 in 2016 and $273,000 in each of 2015 and 2014. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense to be as follows:

(Dollars in thousands)	Intangible Assets
2017	$233
2018	233
2019	233
2020	233
2021	233
Thereafter	974
Total	$2,139

8. OTHER ASSETS

Other assets included the following amounts at December 31, 2016 and 2015:

	2016	2015
	(Dollars in thousands)
Cash surrender value of life insurance	$15,604	$14,876
Amortizable intangible assets (See Note 7)	2,139	2,379
Investment in real estate	2,297	2,284
Other	2,745	1,604
Total other assets	$22,785	$21,143

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $16.6 million in aggregate as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

8. OTHER ASSETS  – (continued)

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The building, which is classified as an investment in real estate in the above table, serves as the Company’s Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments — Equity Method and Joint Ventures.

9. SHORT-TERM BORROWINGS

At December 31, 2016, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 3, 2017. The line of credit bears interest at LIBOR plus 0.75%. At December 31, 2016, outstanding borrowings were approximately $4.3 million at an interest rate of 1.52%. The highest balance during the year was $28.4 million. At December 31, 2015, outstanding borrowings were $26.6 million at an interest rate of 1.18%.

10. CONTINGENT CONSIDERATION

Contingent consideration was comprised of two earn-out payments that the Company was obligated to pay the former shareholders of The Combs Company (“Bogs”) in connection with the Company’s acquisition of Bogs in 2011. The estimate of contingent consideration was formula-driven and was based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first earn-out payment was paid on March 28, 2013 in the amount of $1,270,000. The second and final earn-out payment was paid on March 23, 2016 in the amount of $5,217,000. In accordance with ASC 805, Business Combinations, the Company remeasured its estimate of the fair value of the liability at each reporting date. The change in fair value was recognized in earnings.

The following table summarizes the activity during 2016 and 2015 related to the second earn-out payment as recorded in the Consolidated Statements of Earnings (dollars in thousands):

	2016	2015
Beginning balance	$5,217	$5,675
Net gain on remeasurement of contingent consideration	—	(458)
Payment of contingent consideration	(5,217)	—
Ending balance	$—	$5,217

The second and final earn-out payment was recorded within accrued liabilities at December 31, 2015. The gain on remeasurement of contingent consideration was recorded within selling and administrative expenses in the consolidated statements of earnings for the year ended December 31, 2015.

The total contingent consideration was reflected in the Company’s wholesale segment. The fair value measurement of the contingent consideration was based on significant inputs not observed in the market and thus represented a level 3 valuation as defined by ASC 820.

11. EMPLOYEE RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all employees, as well as an unfunded supplemental pension plan for key executives. Retirement benefits are provided based on employees’ years of credited service and average earnings or stated amounts for years of service. Normal retirement age is 65 with provisions for earlier retirement. The plan also has provisions for disability and death benefits. The plan closed to new participants as of August 1, 2011. Additionally, benefit accruals under the plan were frozen effective December 31, 2016.

The Company’s funding policy for the defined benefit pension plan is to make contributions to the plan such that all employees’ benefits will be fully provided by the time they retire. Plan assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

11. EMPLOYEE RETIREMENT PLANS  – (continued)

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

The Company’s pension plan’s weighted average asset allocation at December 31, 2016 and 2015, by asset category, was as follows:

	Plan Assets at December 31,
	2016	2015
Asset Category:
Equity Securities	54%	52%
Fixed Income Securities	38%	40%
Other	8%	8%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.50% long-term rate of return on assets assumption for 2016.

Assumptions used in determining the funded status at December 31, 2016 and 2015 were:

	2016	2015
Discount rate	4.35%	4.62%
Rate of compensation increase	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2016 and 2015:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2016	2015	2016	2015
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$48,677	$50,932	$14,261	$14,841
Service cost	1,328	1,345	310	291
Interest cost	1,833	2,051	616	614
Plan curtailment	(5,098)	—	(919)	—
Actuarial loss (gain)	2,282	(3,806)	1,527	(1,135)
Benefits paid	(3,943)	(1,845)	(386)	(350)
Projected benefit obligation, end of year	$45,079	$48,677	$15,409	$14,261
Change in plan assets
Fair value of plan assets, beginning of year	32,345	32,027	—	—
Actual return on plan assets	1,791	(320)	—	—
Administrative expenses	(315)	(150)	—	—
Contributions	2,400	2,633	386	350
Benefits paid	(3,943)	(1,845)	(386)	(350)
Fair value of plan assets, end of year	$32,278	$32,345	$—	$—
Funded status of plan	$(12,801)	$(16,332)	$(15,409)	$(14,261)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities – other	$—	$—	$(409)	$(405)
Long-term pension liability	(12,801)	(16,332)	(15,000)	(13,856)
Net amount recognized	$(12,801)	$(16,332)	$(15,409)	$(14,261)
Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $5,373, $6,631, $1,802 and $1,808, respectively	$8,403	$10,371	$2,820	$2,828
Prior service cost, net of income tax liability of $0, $0, ($91) and ($270), respectively	—	—	(143)	(423)
Net amount recognized	$8,403	$10,371	$2,677	$2,405

On September 15, 2016, the pension plan was amended to offer an immediate pension payout either as a one-time lump sum or annuity payment to certain former employees who had not yet commenced benefits under the plan. Benefits were calculated as of December 1, 2016, with lump sum payments being paid in December 2016 and annuity payments beginning January 1, 2017. As of December 31, 2016, $1.9 million in lump sum payments were paid as a result of this amendment. These lump sum payments are included in the “Benefits paid” line item in the above table.

On November 7, 2016, the Board of Directors of the Company authorized the freezing of the pension plan, whereby benefit accruals would be frozen effective December 31, 2016. The effect of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

11. EMPLOYEE RETIREMENT PLANS  – (continued)

freeze was a reduction of the projected benefit obligation (“PBO”) to the amount of the plans’ accumulated benefit obligations. The decrease in the PBO reduced the unrecognized net actuarial loss of the plan, which is reported on an after-tax basis in accumulated other comprehensive loss within the Consolidated Balance Sheets. No curtailment gain was recognized in earnings. These plan changes will reduce the service and interest cost of the plan for periods subsequent to the curtailment.

As noted above, the accumulated benefit obligations for the defined benefit pension plan and the supplemental pension plan were equal to the respective plans’ projected benefit obligations as of December 31, 2016, due to the pension plan curtailment. As of December 31, 2015, the accumulated benefit obligations for the defined benefit pension plan and the supplemental pension plan were $43.7 million and $14.2 million, respectively.

Assumptions used in determining net periodic pension cost for the years ended December 31, 2016, 2015 and 2014 were:

	Defined Benefit Pension Plan			Supplemental Pension Plan
	2016	2015	2014	2016	2015	2014
Discount rate for determining projected benefit obligation	4.60%	4.17%	5.03%	4.67%	4.17%	5.03%
Discount rate in effect for determining service cost	4.81%	4.17%	5.03%	4.84%	4.17%	5.03%
Discount rate in effect for determining interest cost	3.93%	4.17%	5.03%	4.18%	4.17%	5.03%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Long-term rate of return on plan assets	7.50%	7.50%	7.50%	—	—	—

Effective January 1, 2016, the Company adopted the spot-rate approach to determine the interest cost component of pension expense. Under the spot-rate approach, the interest cost is calculated by applying interest to the discounted cash flow expected at each payment date. The interest is determined using the same spot rate along the yield curve that was used to determine the present value of the associated payment. Prior to 2016, the Company used a single weighted-average rate in the determination of pension expense.

The Company considered the adoption of the spot rate approach a change in accounting estimate and recognized the effects of the change on a prospective basis. The effects of adopting the spot rate approach reduced net pension expense by approximately $522,000 in 2016, primarily due to a reduction in interest cost.

The components of net pension expense for the years ended December 31, 2016, 2015 and 2014, were:

	2016	2015	2014
	(Dollars in thousands)
Benefits earned during the period	$1,638	$1,636	$1,263
Interest cost on projected benefit obligation(1)	2,449	2,665	2,586
Expected return on plan assets	(2,430)	(2,364)	(2,343)
Net amortization and deferral	1,527	1,762	706
Net pension expense	$3,184	$3,699	$2,212

(1)	The decrease in interest cost in 2016 was primarily due to the adoption of the spot-rate approach, as described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

11. EMPLOYEE RETIREMENT PLANS  – (continued)

Due to the pension plan amendments described above, the Company expects net pension expense to decrease by approximately $2.1 million in 2017.

The Company expects to recognize expense of $544,000 due to the amortization of unrecognized loss and income of $63,000 due to the amortization of prior service credit as components of net periodic expense in 2017, which are included in accumulated other comprehensive loss at December 31, 2016.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the Company expects that any cash contributions necessary to satisfy these requirements would not be material in 2017.

Projected benefit payments for the plans as of December 31, 2016, were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2017	$2,308	$409
2018	$2,390	$423
2019	$2,530	$470
2020	$2,554	$504
2021	$2,572	$536
2022 – 2026	$13,183	$4,035

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2016, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2016
	Quoted Prices in Active Markets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(Dollars in thousands)
Common stocks	$12,656	$970	$—	$13,626
Preferred stocks	227	17	—	244
Exchange traded funds	3,742	—	—	3,742
Corporate obligations	—	5,113	—	5,113
State and municipal obligations	—	1,538	—	1,538
Pooled fixed income funds	4,345	—	—	4,345
U.S. government securities	—	1,061	—	1,061
Cash and cash equivalents	2,519	—	—	2,519
Subtotal	$23,489	$8,699	$—	$32,188
Other assets(1)				90
Total				$32,278

(1)	This category represents trust receivables that are not leveled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2015, by asset category within the fair value hierarchy (for further level information, see Note 3):

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

The Company also has a defined contribution plan covering substantially all employees. The Company contributed $417,000, $350,000 and $302,000 to the plan in 2016, 2015 and 2014, respectively. Effective January 1, 2017, the Company amended its defined contribution plan to increase the Company match formula for all plan participants. With this amendment, the Company estimates that total match contributions will increase by approximately $450,000 in 2017.

12. INCOME TAXES

The provision for income taxes included the following components for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in thousands)
Current:
Federal	$5,965	$8,801	$7,339
State	1,027	1,314	1,131
Foreign	737	501	1,649
Total	7,729	10,616	10,119
Deferred	(2,645)	346	1,115
Total provision	$5,084	$10,962	$11,234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

12. INCOME TAXES  – (continued)

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.5	3.4	2.8
Non-taxable municipal bond interest	(1.0)	(1.0)	(1.2)
Foreign income tax rate differences	(0.6)	0.4	(0.8)
Life insurance deferred tax reversal	(14.2)	—	—
Other	0.3	(0.1)	0.4
Effective tax rate	23.0%	37.7%	36.2%

The decrease in the provision for income taxes and the effective tax rate for 2016 was primarily due to a one-time adjustment related to corporate-owned life insurance policies. In the fourth quarter of 2016, the Company reviewed its liquidity needs and sources of capital, including evaluating whether it would need the cash available under corporate-owned life insurance policies on two former executives. It was determined that the chances were remote that the Company would need to surrender the policies to satisfy liquidity needs, and, as a result, the Company reversed the $3.1 million deferred tax liability related to the policies.

The foreign component of pretax net earnings was $2.7 million, $1.3 million and $5.0 million for 2016, 2015 and 2014, respectively. As of December 31, 2016, the total amount of unremitted foreign earnings was $7.3 million. A deferred tax liability has not been recorded on these unremitted earnings because the Company intends to permanently reinvest such earnings outside of the U.S. Future dividends, if any, would be paid only out of current year earnings. If the remaining unremitted foreign earnings at December 31, 2016 were to be repatriated in the future, the related deferred tax liability would not have a material impact on the Company’s financial statements.

The components of deferred taxes as of December 31, 2016, and 2015 were as follows:

	2016	2015
	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$341	$422
Pension liability	11,002	11,931
Accrued liabilities	2,648	2,383
Carryfoward losses	129	—
Foreign currency losses on intercompany loans	53	148
	14,173	14,884
Deferred income tax liabilities:
Inventory and related reserves	(3,744)	(3,552)
Cash value of life insurance	(441)	(3,517)
Property, plant and equipment	(1,483)	(1,420)
Intangible assets	(8,284)	(7,753)
Prepaid expenses and other assets	(264)	(249)
	(14,216)	(16,491)
Net deferred income tax liabilities	$(43)	$(1,607)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

12. INCOME TAXES  – (continued)

The net deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2016	2015
	(Dollars in thousands)
Current deferred income tax liabilities	$—	$(1,537)
Non-current deferred income tax benefits	660	—
Non-current deferred income tax liabilities	(703)	(70)
Net deferred income tax liabilities	$(43)	$(1,607)

In 2015, the FASB issued guidance which simplified the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. The Company adopted this guidance for the year ended December 31, 2016 on a prospective basis. Prior period balances were not adjusted.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2016	2015	2014
	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$284	$—	$124
Increases related to current year tax positions	239	284	—
Decreases related to prior period positions	—	—	(69)
Decreases due to settlements of tax positions	(248)	—	(55)
Unrecognized tax benefits balance at December 31,	$275	$284	$—

The unrecognized tax benefits at December 31, 2016 and 2015, include $70,000 and $108,000, respectively, of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2016 and 2015.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2014 through 2016 tax years remain subject to examination by those taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

13. COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases office space in the U.S. and its distribution facilities in Canada and overseas. Total minimum rents were $9.8 million in 2016, $9.1 million in 2015 and $9.7 million in 2014. Percentage rentals were $441,000 in 2016, $461,000 in 2015, and $512,000 in 2014.

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016, are shown below. Renewal options exist for many long-term leases.

(Dollars in thousands)	Operating Leases
2017	$9,178
2018	8,291
2019	7,502
2020	6,036
2021	4,348
Thereafter	5,783
Total	$41,138

At December 31, 2016, the Company also had purchase commitments of approximately $51.5 million to purchase inventory, all of which were due in less than one year.

14. STOCK REPURCHASE PROGRAM

In April 1998, the Company’s Board of Directors first authorized a stock repurchase program to purchase shares of its common stock in open market transactions at prevailing prices. In 2016, the Company purchased 410,983 shares at a total cost of $11.0 million through its stock repurchase program. In 2015, the Company purchased 354,741 shares at a total cost of $9.9 million through its stock repurchase program. In 2014, the Company purchased 297,576 shares at a total cost of $8.0 million through its stock repurchase program. At December 31, 2016, there were 565,175 authorized shares remaining under the program.

15. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$16,472	$18,212	$19,020
Denominator:
Basic weighted average shares outstanding	10,519	10,773	10,791
Effect of dilutive securities:
Employee stock-based awards	53	86	97
Diluted weighted average shares outstanding	10,572	10,859	10,888
Basic earnings per share	$1.57	$1.69	$1.76
Diluted earnings per share	$1.56	$1.68	$1.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

15. EARNINGS PER SHARE  – (continued)

Diluted weighted average shares outstanding for 2016 exclude antidilutive stock options totaling 873,276 shares at a weighted average price of $26.86. Diluted weighted average shares outstanding for 2015 exclude antidilutive stock options totaling 720,757 shares at a weighted average price of $27.59. Diluted weighted average shares outstanding for 2014 exclude antidilutive stock options totaling 656,000 shares at a weighted average price of $27.76.

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2016, 2015 and 2014, there was no single customer with sales above 10% of the Company’s total sales.

In the retail segment, the Company operated 13 Company-owned stores in principal cities and an internet business in the United States as of December 31, 2016. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

16. SEGMENT INFORMATION  – (continued)

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2016
Product sales	$224,752	$21,883	$47,513	$294,148
Licensing revenues	2,785	—	—	2,785
Net sales	227,537	21,883	47,513	296,933
Depreciation	2,361	461	848	3,670
Earnings from operations	16,398	2,109	2,729	21,236
Total assets	234,005	5,341	28,894	268,240
Capital expenditures	3,650	1,188	1,154	5,992
2015
Product sales	$247,738	$22,121	$47,126	$316,985
Licensing revenues	3,632	—	—	3,632
Net sales	251,370	22,121	47,126	320,617
Depreciation	2,210	535	867	3,612
Earnings from operations	24,272	2,519	2,994	29,785
Total assets	267,265	4,372	27,360	298,997
Capital expenditures	1,329	399	753	2,481
2014
Product sales	$240,247	$23,324	$53,735	$317,306
Licensing revenues	3,182	—	—	3,182
Net sales	243,429	23,324	53,735	320,488
Depreciation	2,251	553	855	3,659
Earnings from operations	22,527	3,300	4,830	30,657
Total assets	244,278	4,689	28,479	277,446
Capital expenditures	1,305	60	1,525	2,890

All North American corporate office assets are included in the wholesale segment. Transactions between segments primarily consist of sales between the wholesale and retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

16. SEGMENT INFORMATION  – (continued)

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in thousands)
Net Sales:
United States	$231,462	$252,459	$244,260
Canada	17,958	21,031	22,493
Europe	8,014	7,291	9,048
Australia	28,390	27,224	30,466
Asia	7,702	9,050	9,842
South Africa	3,407	3,562	4,379
Total	$296,933	$320,617	$320,488
Long-Lived Assets:
United States	$74,548	$74,658	$75,952
Other	7,695	7,699	9,048
	$82,243	$82,357	$85,000

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), goodwill, trademarks, investment in real estate and amortizable intangible assets.

17. STOCK-BASED COMPENSATION PLANS

At December 31, 2016, the Company had two stock-based compensation plans: the 2011 Incentive Plan and the 2014 Incentive Plan (collectively, “the Plans”). Under the Plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant. The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards. Awards are no longer granted under the 2011 plan.

Stock options and restricted stock awards were granted on August 25, 2016, August 25, 2015, and on August 26, 2014. Under the Plans, stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. The stock options and restricted stock awards granted in 2016, 2015 and 2014 vest ratably over four years. As of December 31, 2016, there were 17,100 shares remaining available for stock-based awards under the 2014 Incentive Plan.

In accordance with ASC 718, stock-based compensation expense was recognized in the 2016, 2015 and 2014 consolidated financial statements for stock options and restricted stock awards granted since 2010. An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation, and the estimate was adjusted quarterly to the extent that actual forfeitures differ, or are expected to materially differ, from such estimates. The effect of applying the expense recognition provisions of ASC 718 decreased Earnings Before Provision For Income Taxes by $1,559,000 in each of the years 2016 and 2015, and $1,465,000 in 2014.

As of December 31, 2016, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2013 through 2016 which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years. As of December 31, 2016, there was $1.4 million of total unrecognized compensation cost related to non-vested restricted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

17. STOCK-BASED COMPENSATION PLANS  – (continued)

stock awards granted in the years 2013 through 2016 which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2016, 2015 and 2014:

	2016	2015	2014
Risk-free interest rate	1.09%	1.36%	1.45%
Expected dividend yield	3.29%	3.12%	2.81%
Expected term	4.3 years	4.3 years	4.3 years
Expected volatility	21.3%	21.6%	17.8%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2016		2015		2014
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,351,826	$26.09	1,355,416	$25.36	1,260,866	$24.41
Granted	277,800	25.51	299,700	25.64	331,600	27.04
Exercised	(123,294)	24.28	(279,090)	22.02	(218,150)	22.37
Forfeited or expired	(20,075)	26.52	(24,200)	26.58	(18,900)	25.71
Outstanding at end of year	1,486,257	$26.13	1,351,826	$26.09	1,355,416	$25.36
Exercisable at end of year	762,132	$26.07	594,906	$25.55	603,834	$23.66
Weighted average fair market value of options granted	$3.05		$3.30		$2.93

	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2016	3.6	$7,686,000
Exercisable – December 31, 2016	2.6	$3,989,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 30, 2016 of $31.30 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

17. STOCK-BASED COMPENSATION PLANS  – (continued)

Non-vested Stock Options

Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested – December 31, 2013	679,785	$26.14	$3.46
Granted	331,600	27.04	2.93
Vested	(243,303)	25.54	3.80
Forfeited	(16,500)	25.98	3.44
Non-vested – December 31, 2014	751,582	$26.74	$3.12
Granted	299,700	25.64	3.30
Vested	(275,187)	26.14	3.36
Forfeited	(19,175)	26.59	3.14
Non-vested – December 31, 2015	756,920	$26.53	$3.10
Granted	277,800	25.51	3.05
Vested	(293,720)	26.39	3.13
Forfeited	(16,875)	26.37	3.10
Non-vested – December 31, 2016	724,125	$26.20	$3.07

The following table summarizes information about outstanding and exercisable stock options at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$23.53 to $25.86	865,207	3.8	$24.95	373,832	$24.14
$27.04 to $28.50	621,050	3.3	$27.77	388,300	$27.92
	1,486,257	3.6	$26.13	762,132	$26.07

The following table summarizes stock option activity for the years ended December 31:

	2016	2015	2014
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$455	$1,705	$1,108
Cash received from stock option exercises	$2,994	$6,144	$4,881
Income tax benefit from the exercise of stock options	$178	$665	$432
Total fair value of stock options vested	$919	$925	$923

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

17. STOCK-BASED COMPENSATION PLANS  – (continued)

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2014, 2015 and 2016:

Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2013	47,500	$25.86
Issued	24,400	27.04
Vested	(17,850)	25.31
Forfeited	—	—
Non-vested – December 31, 2014	54,050	26.58
Issued	21,900	25.64
Vested	(20,700)	25.94
Forfeited	—	—
Non-vested – December 31, 2015	55,250	$26.45
Issued	26,900	25.51
Vested	(22,025)	26.26
Forfeited	(1,625)	26.30
Non-vested – December 31, 2016	58,500	$26.09

At December 31, 2016, the Company expected 58,500 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.8 years. These shares had an aggregate intrinsic value of $1.8 million at December 31, 2016. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 30, 2016 of $31.30 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $230,000 in 2016, $221,000 in 2015, and $183,000 in 2014.

18. QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$78,900	$56,867	$79,069	$82,097	$296,933
Gross earnings	$27,127	$22,291	$29,322	$33,303	$112,043
Net earnings attributable to Weyco Group, Inc.	$2,687	$1,000	$4,600	$8,185	$16,472
Net earnings per share:
Basic	$0.25	$0.09	$0.44	$0.79	$1.57
Diluted	$0.25	$0.09	$0.44	$0.78	$1.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

18. QUARTERLY FINANCIAL DATA (Unaudited)  – (continued)

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$78,052	$63,934	$91,227	$87,404	$320,617
Gross earnings	$28,737	$24,423	$32,610	$35,839	$121,609
Net earnings attributable to Weyco Group, Inc.	$3,633	$2,040	$5,526	$7,013	$18,212
Net earnings per share:
Basic	$0.34	$0.19	$0.51	$0.65	$1.69
Diluted	$0.33	$0.19	$0.51	$0.65	$1.68

19. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful Accounts	Returns and Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2013	$1,233	$1,060	$2,293
Add – Additions charged to earnings	240	3,299	3,539
Deduct – Charges for purposes for which reserves were established	(246)	(3,202)	(3,448)
BALANCE, DECEMBER 31, 2014	$1,227	$1,157	$2,384
Add – Additions charged to earnings	235	3,200	3,435
Deduct – Charges for purposes for which reserves were established	(286)	(3,276)	(3,562)
BALANCE, DECEMBER 31, 2015	$1,176	$1,081	$2,257
Add – Additions charged to earnings	76	3,290	3,366
Deduct – Charges for purposes for which reserves were established	(90)	(2,829)	(2,919)
Deduct – Adjustment to reserve	(188)	—	(188)
BALANCE, DECEMBER 31, 2016	$974	$1,542	$2,516

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 9, 2017, the date these financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2017 (the “2017 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2017 Proxy Statement in sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Director Compensation,” and “Corporate Governance and Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2017 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,486,257	$26.13	17,100
Equity compensation plans not approved by shareholders	—	—	—
Total	1,486,257	$26.13	17,100

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2017 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2017 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements — See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2016 Annual Report on Form 10-K.
(2)	Financial Statement Schedules — Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.
(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004
3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007
10.1	Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008
10.2	Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008
10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008
10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008
10.4a	Loan Modification Agreement dated December 6, 2012 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4a to Form 10-K for Year Ended December 31, 2013
10.5*	Consulting Agreement — Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001
10.6*	Employment Agreement (Renewal) — Thomas W. Florsheim, Jr., dated January 1, 2017		X
10.7*	Employment Agreement (Renewal) — John W. Florsheim, dated January 1, 2017		X

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.8*	Excess Benefits Plan — Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016		X
10.9*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016
10.10*	Deferred Compensation Plan — Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016		X
10.11	Amendment to PNC Bank Loan Agreement and Committed Line of Credit Note, dated November 4, 2016	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2016
10.12	PNC Bank Loan Agreement, dated November 5, 2013	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2013
10.13	PNC Bank Committed Line of Credit Note, dated November 5, 2013	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2013
10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008
10.19*	Weyco Group, Inc. 2011 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 3, 2011
10.20*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014
10.20a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19a to Form 10-Q for Quarter Ended September 30, 2014
10.20b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19b to Form 10-Q for Quarter Ended September 30, 2014
10.20c*	Form of restricted stock agreement for the Weyco Group, Inc. 2014 Incentive Plan	Exhibit 10.19c to Form 10-Q for Quarter Ended September 30, 2014
21	Subsidiaries of the Registrant		X
23.1	Consent of Independent Registered Public Accounting Firm dated March 9, 2017		X
23.2	Consent of Independent Registered Public Accounting Firm dated March 9, 2017		X

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X
101	The following financial information from Weyco Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Earnings for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
By /s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary	March 9, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 9, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

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