Form 10-Q
period 2017-03-31
WEYCO GROUP INC
filed 2017-05-04
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer  ☐    Accelerated filer  ☒   Non-accelerated filer  ☐  Smaller reporting company  ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of April 28, 2017, there were 10,403,947 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$21,473	$13,710
Marketable securities, at amortized cost	4,756	4,601
Accounts receivable, net	47,762	50,726
Income tax receivable	0	789
Inventories	55,134	69,898
Prepaid expenses and other current assets	3,076	6,203
Total current assets	132,201	145,927

Marketable securities, at amortized cost	19,283	21,061
Deferred income tax benefits	701	660
Property, plant and equipment, net	33,345	33,717
Goodwill	11,112	11,112
Trademarks	32,978	32,978
Other assets	22,762	22,785
Total assets	$252,382	$268,240

LIABILITIES AND EQUITY:
Short-term borrowings	$-	$4,268
Accounts payable	4,844	11,942
Dividend payable	-	2,192
Accrued liabilities	9,275	10,572
Accrued income tax payable	193	-
Total current liabilities	14,312	28,974

Deferred income tax liabilities	801	703
Long-term pension liability	27,716	27,801
Other long-term liabilities	2,453	2,482

Common stock	10,430	10,505
Capital in excess of par value	50,911	50,184
Reinvested earnings	155,182	157,468
Accumulated other comprehensive loss	(16,077)	(16,569)
Total Weyco Group, Inc. equity	200,446	201,588
Noncontrolling interest	6,654	6,692
Total equity	207,100	208,280
Total liabilities and equity	$252,382	$268,240

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)

Net sales	$69,120	$78,900
Cost of sales	43,892	51,773
Gross earnings	25,228	27,127

Selling and administrative expenses	21,769	22,920
Earnings from operations	3,459	4,207

Interest income	179	204
Interest expense	(7)	(73)
Other expense, net	(135)	(238)

Earnings before provision for income taxes	3,496	4,100

Provision for income taxes	1,381	1,468

Net earnings	2,115	2,632

Net loss attributable to noncontrolling interest	(102)	(55)

Net earnings attributable to Weyco Group, Inc.	$2,217	$2,687

Weighted average shares outstanding
Basic	10,435	10,657
Diluted	10,498	10,693

Earnings per share
Basic	$0.21	$0.25
Diluted	$0.21	$0.25

Cash dividends declared (per share)	$0.21	$0.20

Comprehensive income	$2,875	$4,126

Comprehensive income attributable to noncontrolling interest	166	172

Comprehensive income attributable to Weyco Group, Inc.	$2,709	$3,954

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,115	$2,632
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,001	919
Amortization	97	99
Bad debt expense (income)	133	(142)
Deferred income taxes	10	144
Net foreign currency transaction losses (gains)	1	(149)
Stock-based compensation	369	364
Pension expense	266	767
Increase in cash surrender value of life insurance	(135)	(135)
Changes in operating assets and liabilities -
Accounts receivable	2,823	(4,950)
Inventories	14,765	22,313
Prepaid expenses and other assets	3,210	1,715
Accounts payable	(7,096)	(8,571)
Accrued liabilities and other	(1,291)	(2,005)
Accrued income taxes	981	528
Net cash provided by operating activities	17,249	13,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(250)	(1,501)
Proceeds from maturities of marketable securities	1,850	1,475
Purchase of property, plant and equipment	(416)	(924)
Net cash provided by (used for) investing activities	1,184	(950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,378)	(4,272)
Cash dividends paid to noncontrolling interest of subsidiary	(204)	-
Shares purchased and retired	(2,393)	(2,895)
Proceeds from stock options exercised	356	12
Payment of contingent consideration	-	(5,217)
Proceeds from bank borrowings	6,816	31,299
Repayments of bank borrowings	(11,084)	(33,314)
Income tax benefits from stock-based compensation	15	-
Net cash used for financing activities	(10,872)	(14,387)

Effect of exchange rate changes on cash and cash equivalents	202	199

Net increase (decrease) in cash and cash equivalents	$7,763	$(1,609)

CASH AND CASH EQUIVALENTS at beginning of period	13,710	17,926

CASH AND CASH EQUIVALENTS at end of period	$21,473	$16,317

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$308	$693
Interest paid	$7	$73

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2017, may not necessarily be indicative of the results for the full year.

2.	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” (“ASU 2017-07”). This new standard requires that employers disaggregate the service cost component from the other components of net periodic benefit cost in the income statement. The service cost component should be included in the same line item as other compensation costs rendered by employees, while the other cost components should be presented outside of earnings from operations. The amendments in this update are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company retrospectively adopted this ASU in the first quarter of 2017. Accordingly, the service cost component of net periodic benefit cost was included within selling and administrative expenses while the other cost components were classified in other expense, net, in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited). See Note 8.

3.	Reclassification

Certain prior year amounts in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited) were reclassified to conform to current year presentation. For the three months ended March 31, 2016, the Company reclassified $392,000 of expense from selling and administrative expenses to other expense, net. This amount represents the non-service cost components of net periodic benefit cost for the period then ended, and was reclassified in connection with the adoption of ASU 2017-07. This reclassification had no effect on previously reported net earnings or equity.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$2,217	$2,687

Denominator:
Basic weighted average shares outstanding	10,435	10,657
Effect of dilutive securities:
Employee stock-based awards	63	36
Diluted weighted average shares outstanding	10,498	10,693

Basic earnings per share	$0.21	$0.25

Diluted earnings per share	$0.21	$0.25

Diluted weighted average shares outstanding for the three months ended March 31, 2017, exclude anti-dilutive stock options totaling 573,000 shares of common stock at a weighted average price of $27.45. Diluted weighted average shares outstanding for the three months ended March 31, 2016, exclude anti-dilutive stock options totaling 932,000 shares of common stock at a weighted average price of $27.09.

5.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of March 31, 2017, and December 31, 2016.

	March 31, 2017		December 31, 2016
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$4,756	$4,770	$4,601	$4,610
Due from one through five years	11,437	11,820	12,133	12,486
Due from six through ten years	6,373	6,536	7,705	7,804
Due from eleven through twenty years	1,473	1,509	1,223	1,222
Total	$24,039	$24,635	$25,662	$26,122

The unrealized gains and losses on marketable securities at March 31, 2017, and at December 31, 2016, were as follows:

	March 31, 2017		December 31, 2016
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$658	$(62)	$546	$(86)

The estimated market values provided are level 2 valuations as defined by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2017, and determined that no other-than-temporary market value impairment exists.

6.	Intangible Assets

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

	March 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Impairment	Net	Amount	Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$-	$11,112	$11,112	$-	$11,112
Trademarks	34,748	(1,770)	32,978	34,748	(1,770)	32,978
Total indefinite-lived intangible assets	$45,860	$(1,770)	$44,090	$45,860	$(1,770)	$44,090

The Company’s amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

		March 31, 2017			December 31, 2016
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets Customer relationships	15	$3,500	$(1,419)	$2,081	$3,500	$(1,361)	$2,139
Total amortizable intangible assets		$3,500	$(1,419)	$2,081	$3,500	$(1,361)	$2,139

The amortizable intangible assets are included within other assets in the Consolidated Condensed Balance Sheets. (Unaudited).

7.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2017 and 2016, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2017
Product sales	$52,149	$4,930	$11,340	$68,419
Licensing revenues	701	-	-	701
Net sales	$52,850	$4,930	$11,340	$69,120
Earnings from operations	$3,166	$43	$250	$3,459

2016
Product sales	$61,636	$5,085	$11,569	$78,290
Licensing revenues	610	-	-	610
Net sales	$62,246	$5,085	$11,569	$78,900
Earnings from operations	$3,725	$246	$236	$4,207

8.	Employee Retirement Plans

The components of the Company’s net periodic benefit cost were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Service cost	$140	$375
Interest cost	548	614
Expected return on plan assets	(542)	(584)
Net amortization and deferral	120	362
Net periodic benefit cost	$266	$767

The components of net periodic benefit cost other than the service cost component are included in "other expense, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

9.	Stock-Based Compensation Plans

During the three months ended March 31, 2017, the Company recognized approximately $369,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2013 through 2016. During the three months ended March 31, 2016, the Company recognized approximately $364,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2012 through 2015.

The following table summarizes the Company’s stock option activity for the three-month period ended March 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2016	1,486,257	$26.13
Exercised	(13,387)	$26.59
Forfeited or expired	(2,650)	$26.08
Outstanding at March 31, 2017	1,470,220	$26.12	3.4	$3,002,000
Exercisable at March 31, 2017	748,620	$26.06	2.4	$1,610,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on March 31, 2017 of $28.08 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$41	$1
Cash received from stock option exercises	$356	$12
Income tax benefit from the exercise of stock options	$15	$-

The following table summarizes the Company’s restricted stock award activity for the three-month period ended March 31, 2017:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2016	58,500	$26.09
Issued	-	-
Vested	-
Forfeited	-	-
Non-vested at March 31, 2017	58,500	$26.09	2.5	$1,643,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on March 31, 2017 of $28.08 multiplied by the number of non-vested restricted shares outstanding.

10.	Short-Term Borrowings

At March 31, 2017, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 3, 2017. The line of credit bears interest at LIBOR plus 0.75%. At March 31, 2017, the Company had no amounts outstanding on the line of credit. The highest balance on the line of credit during the quarter was $4.3 million.

11.	Financial Instruments

At March 31, 2017, the Company had foreign exchange contracts outstanding to sell $4.0 million Canadian dollars at a price of approximately $3.0 million U.S. dollars. The Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.9 million U.S. dollars at a price of approximately $3.7 million Australian dollars. Florsheim Australia also had foreign exchange contracts outstanding to buy 625,000 Euros at a price of approximately $880,000 Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

12.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2017 and 2016, was as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net earnings	$2,115	$2,632
Foreign currency translation adjustments	687	1,273
Pension liability, net of tax of $47 and $141, respectively	73	221
Total comprehensive income	$2,875	$4,126

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Foreign currency translation adjustments	$(5,070)	$(5,489)
Pension liability, net of tax	(11,007)	(11,080)
Total accumulated other comprehensive loss	$(16,077)	$(16,569)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2017:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2016	$(5,489)	$(11,080)	$(16,569)
Other comprehensive income before reclassifications	419	-	419
Amounts reclassified from accumulated other comprehensive loss	-	73	73
Net current period other comprehensive income	419	73	492
Ending balance, March 31, 2017	$(5,070)	$(11,007)	$(16,077)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2017:

	Amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2017		Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(16	)(1)	Other expense, net
Actuarial losses	136	(1)	Other expense, net
Total before tax	120
Tax benefit	(47)
Net of tax	$73

(1)	These amounts were included in net periodic benefit cost. See Note 8 for additional details.

13.	Equity

A reconciliation of the Company’s equity for the three months ended March 31, 2017, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2016	$10,505	$50,184	$157,468	$(16,569)	$6,692

Net earnings	-	-	2,217	-	(102)
Foreign currency translation adjustments	-	-	-	419	268
Pension liability adjustment, net of tax	-	-	-	73	-
Cash dividends declared	-	-	(2,198)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(204)
Stock options exercised	13	343	-	-	-
Stock-based compensation expense	-	369	-	-	-
Income tax benefit from stock options exercised	-	15	-	-	-
Shares purchased and retired	(88)	-	(2,305)	-	-

Balance, March 31, 2017	$10,430	$50,911	$155,182	$(16,077)	$6,654

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including: “Florsheim,” “Nunn Bush,” “Stacy Adams,” “BOGS,” “Rafters,” and “Umi.” Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 13 Company-owned retail stores and an internet business in the United States as of March 31, 2017. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2017 were $69.1 million, down 12% as compared to last year’s first quarter net sales of $78.9 million. Earnings from operations were $3.5 million this quarter, a decrease of 18% as compared to $4.2 million in the same period of 2016. Consolidated net earnings attributable to Weyco Group, Inc. were $2.2 million in the first quarter of 2017, down 17% as compared to $2.7 million in last year’s first quarter. Diluted earnings per share were $0.21 for the three months ended March 31, 2017, as compared to $0.25 in the first quarter of 2016.

The majority of the decrease in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales decreased $9.4 million this quarter, compared to the same period one year ago, with sales volumes down across all wholesale brands. These sales declines were the result of a challenging retail environment, particularly at customers’ brick and mortar locations, where foot traffic has declined due to the growing popularity of online retailing. The Company’s retail segment and Florsheim Australia were also down for the quarter.

Consolidated earnings from operations decreased $748,000 for the quarter, compared to the same period last year, mainly due to lower sales volumes in the Company’s wholesale segment.

Financial Position Highlights

At March 31, 2017, cash and marketable securities totaled $45.5 million and there was no debt outstanding on the Company’s revolving line of credit. At December 31, 2016, cash and marketable securities totaled $39.4 million and outstanding debt totaled $4.3 million. During the first three months of 2017, the Company generated $17.2 million of cash from operations. The Company paid dividends of $4.6 million, paid off $4.3 million on its revolving line of credit, spent $2.4 million on purchases of Company stock, and had $416,000 of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,		%
	2017	2016	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$52,850	$62,246	-15%
North American Retail	4,930	5,085	-3%
Other	11,340	11,569	-2%
Total	$69,120	$78,900	-12%

Earnings from Operations
North American Wholesale	$3,166	$3,725	-15%
North American Retail	43	246	-83%
Other	250	236	6%
Total	$3,459	$4,207	-18%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2017 and 2016, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended March 31,		%
	2017	2016	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$19,318	$22,901	-16%
Nunn Bush	13,746	16,814	-18%
Florsheim	12,458	13,634	-9%
BOGS/Rafters	6,157	7,751	-21%
Umi	470	536	-12%
Total North American Wholesale	$52,149	$61,636	-15%
Licensing	701	610	15%
Total North American Wholesale Segment	$52,850	$62,246	-15%

The Company’s wholesale segment continued to face a challenging retail environment this quarter. Foot traffic at customers’ brick and mortar locations has been declining, due to the growing popularity of online retailing. This quarter, Stacy Adams, Nunn Bush and Florsheim’s sales volumes declined in the department store trade channel, a segment particularly struggling with reduced foot traffic. BOGS net sales were also down for the quarter, reflecting the continued softness in the outdoor and better footwear channels.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. The increase in licensing revenues this quarter resulted mainly from a licensee transition that occurred in 2016. The new licensee was operational by the first quarter of 2017, resulting in increased revenues compared to the same period last year.

Earnings from Operations

Gross earnings for the North American wholesale segment were 30.8% of net sales in the first quarter of 2017, as compared to 29.2% in the first quarter of 2016. Earnings from operations in the North American wholesale segment decreased 15% to $3.2 million in the first quarter of 2017, from $3.7 million in the same period last year, largely due to the decrease in wholesale sales.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. Distribution costs were $2.7 million and $3.2 million for three-month periods ended March 31, 2017 and 2016, respectively. The Company’s consolidated wholesale shipping and handling expenses were approximately $340,000 and $385,000 for the three-months ended March 31, 2017 and 2016, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs and shipping and handling expenses in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $13.1 million in the first quarter of 2017, compared to $14.4 million in 2016. The decrease this year was primarily due to lower salesmen’s commissions in accordance with lower sales volumes, and a decrease in advertising costs. Pension expense was also lower this year, which was a direct result of the Company’s decision to freeze pension benefits under its defined benefit plan as of December 31, 2016. Despite these cost savings, wholesale selling and administrative expenses increased to 25% of net sales in the first quarter of 2017 as compared to 23% last year, due to the fixed nature of many of the Company’s other operating costs.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $4.9 million in the first quarter of 2017, down 3% as compared to $5.1 million in 2016. Same store sales, which include U.S. internet sales, were down 7% for the quarter, due to decreased sales at brick and mortar stores and on the Company’s websites. There were the same number of stores operating during the first quarter of 2017 and 2016, as one store closed and one store opened over the past twelve months. Retail sales in 2017 were impacted by the later timing of the Easter holiday in 2017 as compared to 2016, which caused sales to shift into April this year.

Earnings from Operations

Earnings from operations in the North American retail segment were $43,000 in the first quarter of 2017 as compared to $246,000 in the first quarter of 2016. Retail gross earnings were 64.4% of net sales in the first quarter of 2017, as compared to 64.8% of net sales in 2016. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were 64% of net sales in the first quarter of 2017 versus 60% in last year’s first quarter. The decrease in retail earnings from operations was primarily due to the decrease in retail sales.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $11.3 million in the first quarter of 2017, down 2% as compared to $11.6 million in 2016. The decrease was primarily due to lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down 1% for the quarter. In local currency, Florsheim Australia’s net sales were down 6% for the quarter.

Collectively, earnings from operations of Florsheim Australia and Florsheim Europe were $250,000 in the first quarter of 2017, and $236,000 in the first quarter of 2016.

Other income and expense and taxes

Interest income for the first quarter of 2017 was down $25,000 as compared to the first quarter of 2016, due to a lower average investment balance this year compared to last year. Interest expense was down $66,000 for the quarter, due to a lower average debt balance this year compared to last year.

In the first quarter of 2017, the Company retrospectively adopted ASU 2017-07, which required the Company to reclassify the non-service cost components of pension expense to other expense, net, in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited). The decrease in other expense this quarter was primarily due to a $266,000 decrease in the non-service cost components of pension expense. Pension expense was down following the freeze of the pension plan, effective December 31, 2016.

The Company’s effective tax rate for the quarter ended March 31, 2017, was 39.5% as compared to 35.8% for the same period of 2016. Last year’s effective tax rate was lower due to donations of footwear that occurred in the first quarter of 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $17.2 million of cash from operating activities during the first three months of 2017, compared to $13.5 million in the same period one year ago. The increase between years was primarily due to changes in operating assets and liabilities, principally accounts receivable.

The Company paid cash dividends of $4.6 million and $4.3 million during the three months ended March 31, 2017 and 2016, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first quarter of 2017, the Company repurchased 87,886 shares at a total cost of $2.4 million. As of March 31, 2017, the Company had 477,289 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures were $416,000 in the first three months of 2017. Management estimates that annual capital expenditures for 2017 will be between $2 million and $3 million.

At March 31, 2017, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 3, 2017. The line of credit bears interest at LIBOR plus 0.75%. The Company paid off the line of credit during the quarter. The highest balance on the line of credit during the quarter was $4.3 million.

As of March 31, 2017, approximately $2.6 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the quarter ended March 31, 2017, from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to quantitative and qualitative disclosures about market risk from those reported in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended March 31, 2017.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

1/1/2017 - 1/31/2017	4,343	$28.01	4,343	560,832

2/1/2017 - 2/29/2017	24,608	$27.99	24,608	536,224

3/1/2017 - 3/31/2017	58,935	$26.85	58,935	477,289

Total	87,886	$27.22	87,886

(1)	In 1998 the Company's stock repurchase program was established. On several occasions since the program's inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 6.5 million shares have been authorized for repurchase.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 4, 2017
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X