Form 10-Q
period 2017-06-30
WEYCO GROUP INC
filed 2017-08-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 31, 2017, there were 10,237,361 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$11,854	$13,710
Marketable securities, at amortized cost	10,805	4,601
Accounts receivable, net	37,195	50,726
Income tax receivable	2,891	789
Inventories	60,858	69,898
Prepaid expenses and other current assets	3,427	6,203
Total current assets	127,030	145,927

Marketable securities, at amortized cost	19,236	21,061
Deferred income tax benefits	704	660
Property, plant and equipment, net	32,748	33,717
Goodwill	11,112	11,112
Trademarks	32,978	32,978
Other assets	22,853	22,785
Total assets	$246,661	$268,240

LIABILITIES AND EQUITY:
Short-term borrowings	$-	$4,268
Accounts payable	4,963	11,942
Dividend payable	-	2,192
Accrued liabilities	10,545	10,572
Total current liabilities	15,508	28,974

Deferred income tax liabilities	2,287	703
Long-term pension liability	23,707	27,801
Other long-term liabilities	2,350	2,482

Common stock	10,274	10,505
Capital in excess of par value	51,406	50,184
Reinvested earnings	149,885	157,468
Accumulated other comprehensive loss	(15,490)	(16,569)
Total Weyco Group, Inc. equity	196,075	201,588
Noncontrolling interest	6,734	6,692
Total equity	202,809	208,280
Total liabilities and equity	$246,661	$268,240

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)

Net sales	$57,453	$56,867	$126,573	$135,767
Cost of sales	35,363	34,576	79,255	86,349
Gross earnings	22,090	22,291	47,318	49,418

Selling and administrative expenses	20,200	20,263	41,969	43,183
Earnings from operations	1,890	2,028	5,349	6,235

Interest income	200	190	379	394
Interest expense	-	(94)	(7)	(167)
Other expense, net	(55)	(301)	(190)	(539)

Earnings before provision for income taxes	2,035	1,823	5,531	5,923

Provision for income taxes	732	745	2,113	2,213

Net earnings	1,303	1,078	3,418	3,710

Net earnings attributable to noncontrolling interest	46	78	(56)	23

Net earnings attributable to Weyco Group, Inc.	$1,257	$1,000	$3,474	$3,687

Weighted average shares outstanding
Basic	10,305	10,546	10,370	10,601
Diluted	10,368	10,600	10,433	10,647

Earnings per share
Basic	$0.12	$0.09	$0.34	$0.35
Diluted	$0.12	$0.09	$0.33	$0.35

Cash dividends declared (per share)	$0.22	$0.21	$0.43	$0.41

Comprehensive income	$1,924	$1,056	$4,799	$5,182

Comprehensive income (loss) attributable to noncontrolling interest	80	(31)	246	141

Comprehensive income attributable to Weyco Group, Inc.	$1,844	$1,087	$4,553	$5,041

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,418	$3,710
Adjustments to reconcile net earnings to net cash
provided by operating activities -
Depreciation	1,995	1,835
Amortization	186	194
Bad debt expense	291	45
Deferred income taxes	1,434	772
Net foreign currency transaction gains	(15)	(148)
Stock-based compensation	779	727
Pension contribution	(4,000)	(2,400)
Pension expense	497	1,667
Increase in cash surrender value of life insurance	(115)	(115)
Changes in operating assets and liabilities -
Accounts receivable	13,179	14,616
Inventories	9,041	20,558
Prepaid expenses and other assets	2,831	1,519
Accounts payable	(6,927)	(8,827)
Accrued liabilities and other	216	(2,329)
Accrued income taxes	(2,092)	(2,755)
Net cash provided by operating activities	20,718	29,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(7,433)	(2,245)
Proceeds from maturities of marketable securities	3,015	2,670
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(772)	(3,475)
Net cash used for investing activities	(5,345)	(3,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,643)	(6,483)
Cash dividends paid to noncontrolling interest of subsidiary	(204)	-
Shares purchased and retired	(6,843)	(6,106)
Proceeds from stock options exercised	438	453
Payment of contingent consideration	-	(5,217)
Proceeds from bank borrowings	6,816	58,993
Repayments of bank borrowings	(11,084)	(70,401)
Income tax benefits from stock-based compensation	25	-
Net cash used for financing activities	(17,495)	(28,761)

Effect of exchange rate changes on cash and cash equivalents	266	274

Net decrease in cash and cash equivalents	$(1,856)	$(2,623)

CASH AND CASH EQUIVALENTS at beginning of period	13,710	17,926

CASH AND CASH EQUIVALENTS at end of period	$11,854	$15,303

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$2,805	$3,989
Interest paid	$7	$158

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2017, may not necessarily be indicative of the results for the full year.

2.	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” (“ASU 2017-07”). This new standard requires that employers disaggregate the service cost component from the other components of net periodic benefit cost in the income statement. The service cost component should be included in the same line item as other compensation costs rendered by employees, while the other cost components should be presented outside of earnings from operations. The amendments in ASU 2017-07 are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. The Company adopted ASU 2017-07 in the first quarter of 2017 and retrospectively applied it to all periods presented. Accordingly, the service cost component of net periodic benefit cost was included within selling and administrative expenses while the other cost components were classified in other expense, net, in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited). See Note 8.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain reclassifications on the statement of cash flows. The amendments in this update are effective for fiscal years beginning after December 15, 2016. This new standard does not have a material impact on the Company’s consolidated financial statements.

ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Additional ASUs have also been issued as part of the overall new revenue guidance. The new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. This guidance will be effective for the Company’s interim and annual periods beginning January 1, 2018.

The Company plans to complete its assessment of its revenue streams during the third and fourth quarters. Based on its assessment to date, the Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements. The Company is continuing its assessment, which may identify other impacts. The Company currently plans to adopt the new standard in the first quarter of 2018.

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

3.	Reclassifications

Certain prior year amounts in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited) were reclassified to conform to current year presentation. For the three and six months ended June 30, 2016, the Company reclassified $456,000 and $848,000, respectively, of expense from selling and administrative expenses to other expense, net. These amounts represent the non-service cost components of net periodic benefit cost for the periods then ended, and were reclassified in connection with the adoption of ASU 2017-07. These reclassifications had no effect on previously reported net earnings or equity.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$1,257	$1,000	$3,474	$3,687

Denominator:
Basic weighted average shares outstanding	10,305	10,546	10,370	10,601
Effect of dilutive securities:
Employee stock-based awards	63	54	63	46
Diluted weighted average shares outstanding	10,368	10,600	10,433	10,647

Basic earnings per share	$0.12	$0.09	$0.34	$0.35

Diluted earnings per share	$0.12	$0.09	$0.33	$0.35

Diluted weighted average shares outstanding for the three months ended June 30, 2017, exclude anti-dilutive stock options totaling 837,201 shares of common stock at a weighted average price of $26.85. Diluted weighted average shares outstanding for the six months ended June 30, 2017, exclude anti-dilutive stock options totaling 705,634 shares of common stock at a weighted average price of $27.15. Diluted weighted average shares outstanding for the three months ended June 30, 2016, exclude anti-dilutive stock options totaling 605,100 shares of common stock at a weighted average price of $27.12. Diluted weighted average shares outstanding for the six months ended June 30, 2016, exclude anti-dilutive stock options totaling 768,550 shares of common stock at a weighted average price of $27.11.

5.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of June 30, 2017, and December 31, 2016.

	June 30, 2017		December 31, 2016
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$10,805	$10,820	$4,601	$4,610
Due from one through five years	10,602	10,975	12,133	12,486
Due from six through ten years	6,365	6,635	7,705	7,804
Due from eleven through twenty years	2,269	2,347	1,223	1,222
Total	$30,041	$30,777	$25,662	$26,122

The unrealized gains and losses on marketable securities at June 30, 2017, and at December 31, 2016, were as follows:

	June 30, 2017		December 31, 2016
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$771	$(35)	$546	$(86)

The estimated market values provided are level 2 valuations as defined by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2017, and determined that no other-than-temporary market value impairment exists.

6.	Intangible Assets

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

	June 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Impairment	Net	Amount	Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$-	$11,112	$11,112	$-	$11,112
Trademarks	34,748	(1,770)	32,978	34,748	(1,770)	32,978
Total indefinite-lived intangible assets	$45,860	$(1,770)	$44,090	$45,860	$(1,770)	$44,090

The Company’s amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

		June 30, 2017			December 31, 2016
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(1,478)	$2,022	$3,500	$(1,361)	$2,139
Total amortizable intangible assets		$3,500	$(1,478)	$2,022	$3,500	$(1,361)	$2,139

The amortizable intangible assets are included within other assets in the Consolidated Condensed Balance Sheets. (Unaudited).

Amortization expense related to the intangible assets was approximately $58,000 for both the second quarters of 2017 and 2016. For the six months ended June 30, amortization expense related to the intangible assets was approximately $117,000 and $123,000 in 2017 and 2016, respectively.

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

Summarized segment data for the three and six months ended June 30, 2017 and 2016, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2017
Product sales	$41,700	$4,758	$10,404	$56,862
Licensing revenues	591	-	-	591
Net sales	$42,291	$4,758	$10,404	$57,453
Earnings from operations	$1,298	$184	$408	$1,890

2016
Product sales	$40,864	$4,721	$10,686	$56,271
Licensing revenues	596	-	-	596
Net sales	$41,460	$4,721	$10,686	$56,867
Earnings from operations	$1,475	$228	$325	$2,028

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2017
Product sales	$93,849	$9,688	$21,744	$125,281
Licensing revenues	1,292	-	-	1,292
Net sales	$95,141	$9,688	$21,744	$126,573
Earnings from operations	$4,464	$227	$658	$5,349

2016
Product sales	$102,501	$9,805	$22,255	$134,561
Licensing revenues	1,206	-	-	1,206
Net sales	$103,707	$9,805	$22,255	$135,767
Earnings from operations	$5,200	$474	$561	$6,235

8.	Employee Retirement Plans

The components of the Company’s net periodic benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Service cost	$142	$444	$282	$819
Interest cost	555	610	1,103	1,225
Expected return on plan assets	(609)	(630)	(1,151)	(1,215)
Net amortization and deferral	143	476	263	838
Net periodic benefit cost	$231	$900	$497	$1,667

The components of net periodic benefit cost other than the service cost component are included in "other expense, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

The Company made a $4.0 million pension contribution in the second quarter of 2017. No additional cash contributions are expected for the remainder of 2017.

9.	Stock-Based Compensation Plans

During the three and six months ended June 30, 2017, the Company recognized approximately $410,000 and $779,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2013 through 2016. During the three and six months ended June 30, 2016, the Company recognized approximately $363,000 and $727,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2012 through 2015.

The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2016	1,486,257	$26.13
Exercised	(16,888)	$25.96
Forfeited or expired	(6,125)	$26.32
Outstanding at June 30, 2017	1,463,244	$26.13	3.1	$2,748,000
Exercisable at June 30, 2017	750,344	$26.07	2.2	$1,501,000

*	The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 30, 2017 of $27.88 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$23	$72	$64	$73
Cash received from stock option exercises	$82	$441	$438	$453
Income tax benefit from the exercise of stock options	$10	$-	$25	$-

The following table summarizes the Company’s restricted stock award activity for the six-month period ended June 30, 2017:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2016	58,500	$26.09
Issued	-	-
Vested	(1,425)	26.18
Forfeited	-	-
Non-vested at June 30, 2017	57,075	$26.09	2.3	$1,591,000

*	The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on June 30, 2017 of $27.88 multiplied by the number of non-vested restricted shares outstanding.

10.	Short-Term Borrowings

At June 30, 2017, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 3, 2017. The line of credit bears interest at the daily London Interbank Offered Rate (“LIBOR”) plus 0.75%. The Company had no amounts outstanding on the line of credit during the quarter.

11.	Financial Instruments

At June 30, 2017, the Company had foreign exchange contracts outstanding to sell $9.0 million Canadian dollars at a price of approximately $6.8 million U.S. dollars. The Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.5 million U.S. dollars at a price of approximately $3.2 million Australian dollars. Florsheim Australia also had foreign exchange contracts outstanding to buy 208,000 Euros at a price of approximately $310,000 Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

12.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net earnings	$1,303	$1,078	$3,418	$3,710
Foreign currency translation adjustments	533	(312)	1,220	961
Pension liability, net of tax of $56, $186, $102, and $327, respectively	88	290	161	511
Total comprehensive income	$1,924	$1,056	$4,799	$5,182

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,571)	$(5,489)
Pension liability, net of tax	(10,919)	(11,080)
Total accumulated other comprehensive loss	$(15,490)	$(16,569)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the six months ended June 30, 2017:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2016	$(5,489)	$(11,080)	$(16,569)
Other comprehensive income before reclassifications	918	-	918
Amounts reclassified from accumulated other comprehensive loss	-	161	161
Net current period other comprehensive income	918	161	1,079
Ending balance, June 30, 2017	$(4,571)	$(10,919)	$(15,490)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the six months ended June 30, 2017:

	Amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2017		Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(31	)(1)	Other expense, net
Actuarial losses	294	(1)	Other expense, net
Total before tax	263
Tax benefit	(102)
Net of tax	$161

(1)	These amounts were included in net periodic benefit cost. See Note 8 for additional details.

13.	Equity

A reconciliation of the Company’s equity for the six months ended June 30, 2017, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2016	$10,505	$50,184	$157,468	$(16,569)	$6,692

Net earnings	-	-	3,474	-	(56)
Foreign currency translation
adjustments	-	-	-	918	302
Pension liability adjustment,
net of tax	-	-	-	161	-
Cash dividends declared	-	-	(4,462)	-	-
Cash dividends paid to
noncontrolling interest	-	-	-	-	(204)
Stock options exercised	17	421	-	-	-
Stock-based compensation
expense	-	779	-	-	-
Income tax benefit from
stock options exercised	-	22	-	-	-
Shares purchased and retired	(248)	-	(6,595)	-	-

Balance, June 30, 2017	$10,274	$51,406	$149,885	$(15,490)	$6,734

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 11 brick and mortar stores and internet businesses in the United States as of June 30, 2017. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Second Quarter Highlights

Consolidated net sales for the second quarter of 2017 were $57.5 million, up 1% as compared to last year’s second quarter net sales of $56.9 million. Earnings from operations were $1.9 million this quarter, a decrease of 7% as compared to $2.0 million in the second quarter of 2016. Consolidated net earnings attributable to Weyco Group, Inc. were $1.3 million in the second quarter of 2017, up 26% as compared to $1.0 million in last year’s second quarter. Diluted earnings per share were $0.12 in the second quarter of 2017 and $0.09 in the second quarter of 2016.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $831,000 this quarter, compared to the same period last year, due to higher sales of the Stacy Adams and Florsheim brands, partially offset by lower sales of the Nunn Bush brand. Net sales in the Company’s retail segment were up slightly for the quarter, while sales of the Company’s other operations were down for the quarter.

Consolidated earnings from operations decreased $138,000 for the quarter, compared to the second quarter of last year, due mainly to slightly lower gross margins in the Company’s wholesale segment this quarter. Consolidated net earnings attributable to Weyco Group, Inc. and diluted earnings per share were up for the quarter, primarily due to lower pension expense this year.

Year-to-Date Highlights

Consolidated net sales for the first half of 2017 were $126.6 million, down 7% from net sales of $135.8 million in the first half of 2016. Earnings from operations were $5.3 million in the first six months of 2017, down 14% as compared to $6.2 million in the same period last year. Consolidated net earnings attributable to Weyco Group, Inc. were $3.5 million in the first six months of 2017, down 6% as compared to $3.7 million in the same period last year. Diluted earnings per share to date in 2017 were $0.33, versus $0.35 in the same period of 2016.

The decrease in consolidated net sales for the six months ended June 30, 2017, occurred mainly in the Company’s wholesale segment. Wholesale net sales decreased $8.6 million in the first six months of 2017, compared to the same period last year, with sales volumes down across all wholesale brands. These sales declines were the result of a challenging retail environment, particularly at customers’ brick and mortar locations, where foot traffic has declined due to the growing popularity of online retailing. The Company’s retail segment and Florsheim Australia were also down for the year-to-date period.

Consolidated earnings from operations decreased $886,000 in the first six months of 2017, compared to the same period last year, due mainly to sales volume losses in the Company’s wholesale segment this year.

Financial Position Highlights

At June 30, 2017, cash and marketable securities totaled $41.9 million and there was no debt outstanding on the Company’s revolving line of credit. At December 31, 2016, cash and marketable securities totaled $39.4 million and outstanding debt totaled $4.3 million. During the first six months of 2017, the Company generated $20.7 million of cash from operations. The Company paid dividends of $6.8 million, spent $6.8 million on purchases of Company stock, purchased a net of $4.4 million in marketable securities, and paid off $4.3 million on its revolving line of credit. The Company also had $772,000 of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$42,291	$41,460	2%	$95,141	$103,707	-8%
North American Retail	4,758	4,721	1%	9,688	9,805	-1%
Other	10,404	10,686	-3%	21,744	22,255	-2%
Total	$57,453	$56,867	1%	$126,573	$135,767	-7%

Earnings from Operations
North American Wholesale	$1,298	$1,475	-12%	$4,464	$5,200	-14%
North American Retail	184	228	-19%	227	474	-52%
Other	408	325	26%	658	561	17%
Total	$1,890	$2,028	-7%	$5,349	$6,235	-14%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2017 and 2016, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$15,827	$14,330	10%	$35,146	$37,231	-6%
Nunn Bush	11,082	12,732	-13%	24,827	29,547	-16%
Florsheim	11,634	10,618	10%	24,093	24,252	-1%
BOGS/Rafters	2,726	2,737	0%	8,883	10,488	-15%
Umi	431	447	-4%	900	983	-8%
Total North American Wholesale	$41,700	$40,864	2%	$93,849	$102,501	-8%
Licensing	591	596	-1%	1,292	1,206	7%
Total North American Wholesale Segment	$42,291	$41,460	2%	$95,141	$103,707	-8%

Net sales of the Stacy Adams and Florsheim brands were up this quarter due to strong new product sales. Nunn Bush was negatively impacted this quarter by product transitions where some large older programs are being phased out and new programs will be shipped in the third and fourth quarters. Nunn Bush’s performance also continues to be affected by reduced sales in the department store trade channel. Mid-tier department stores are facing a challenging retail environment, particularly at their brick and mortar locations, where foot traffic has declined due to the growing popularity of online retailing. For the year-to-date period, net sales of the Stacy Adams, Nunn Bush, and Florsheim brands were all down with department stores. BOGS/Rafters sales were flat for the quarter, but down for the year-to-date period, due mainly to soft consumer spending in the outdoor and better footwear channels.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Gross earnings for the North American wholesale segment were 31.3% of net sales in the second quarter of 2017, and 32.6% of net sales in last year’s second quarter. For the six months ended June 30, wholesale gross earnings were 31.0% of net sales in 2017, compared to 30.5% in 2016. Wholesale earnings from operations were $1.3 million for the three months ended June 30, 2017, down 12% as compared to $1.5 million in the same period last year, due to slightly lower wholesale gross margins this quarter. For the six months ended June 30, 2017, earnings from operations for the wholesale segment were $4.5 million, down 14% from $5.2 million in the same period last year, due mainly to the decrease in wholesale sales.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.6 million for the second quarter of 2017 versus $2.8 million for the same period of 2016. For the six-month periods ended June 30, 2017 and 2016, distribution costs were $5.3 million and $6.0 million, respectively. Last year, distribution costs were up due to additional storage costs incurred. The Company’s consolidated wholesale shipping and handling expenses were $266,000 and $283,000 for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, consolidated wholesale shipping and handling expenses were $606,000 in 2017 and $668,000 in 2016. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs and shipping and handling expenses in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. As a percent of net sales, wholesale selling and administrative expenses were 28% and 29% for the quarters ended June 30, 2017 and 2016, respectively. For the six months ended June 30, wholesale selling and administrative expenses were flat at 26% of net sales in both 2017 and 2016.

North American Retail Segment

Net Sales

Net sales in the Company’s retail segment increased $37,000, or 1%, for the quarter, compared to the second quarter of last year. Same store sales, which include sales of both the U.S. internet business and brick and mortar stores, decreased 2% for the quarter, due to decreased sales at both brick and mortar stores and on the Company’s websites. Last year in September, the Company opened an outlet store in the Sawgrass Mills Mall in Florida. While the Company closed two stores during the second quarter of 2017, sales from the new outlet store more than offset sales volume losses from the closed stores, resulting in overall retail sales being up for the quarter.

Retail net sales were down $117,000, or 1%, in the first half of 2017, compared to the same period of 2016. Same store sales decreased 4% for the year-to-date period, due to decreased sales at both brick and mortar stores and on the Company’s websites. Similar to the explanation above, the additional sales volume from the new Sawgrass Mills outlet store more than offset this year’s sales volume losses from closed stores.

Earnings from Operations

Gross earnings for the North American retail segment were flat at 64.9% of net sales in both the second quarters of 2017 and 2016. For the six months ended June 30, retail gross earnings were 64.7% of net sales in 2017, compared to 64.9% in 2016.

Earnings from operations in the North American retail segment declined $44,000 for the quarter, compared to the second quarter of 2016, due to an increase in retail selling and administrative expenses. For the year-to-date period, retail earnings from operations were down $247,000 in 2017, compared to the first half of 2016, due to lower sales and higher retail selling and administrative expenses. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses as a percent of net sales were 61% and 60% for the three-month periods ended June 30, 2017 and 2016, respectively. For the six months ended June 30, retail selling and administrative expenses as a percent of net sales were 62% in 2017 and 60% in 2016.

Other

The Company’s other net sales were $10.4 million in the second quarter of 2017, down 3% as compared to $10.7 million in 2016. For the six months ended June 30, 2017, other net sales were $21.7 million, down 2% from $22.3 million in the same period last year. The decline in sales for the quarter and year-to-date periods were primarily due to lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down 3% for the quarter, due to a 6% decline in sales of its wholesale businesses and a 1% decline in sales of its retail businesses. For the first half of 2017, Florsheim Australia’s net sales were down 2%, due to a 4% decline in sales of its wholesale businesses and 1% decline in sales of its retail businesses.

Collectively, the earnings from operations of the Company’s other businesses were $408,000 this quarter, up 26% as compared to $325,000 in the second quarter of 2016. For the six months ended June 30, 2017, earnings from operations of the Company’s other businesses were $658,000, up 17% as compared to $561,000 in the same period last year. Despite the decreases in sales, earnings from operations were up for the quarter and year-to-date periods due to higher gross margins at both Florsheim Australia and Florsheim Europe.

Other income and expense

Interest income was $200,000 and $190,000 in the second quarters of 2017 and 2016, respectively. For the six months ended June 30, interest income was $379,000 in 2017 and $394,000 in 2016. Interest expense for the three and six months ended June 30, 2017, decreased $94,000 and $160,000, respectively, compared to the same periods in 2016, due to lower average debt balances this year compared to last year.

The Company adopted ASU 2017-07 in the first quarter of 2017 and retrospectively applied it to all periods presented. This required the Company to reclassify the non-service cost components of pension expense from selling and administrative expenses to other expense, net, in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited). The decrease in other expense for the quarter and first half of 2017 was mainly due to a decrease of $367,000 and $633,000, respectively, in the non-service cost components of pension expense. Pension expense decreased in 2017 as a result of freezing all benefits under the pension plan, effective December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first six months of 2017, the Company generated $20.7 million of cash from operating activities, compared to $29.1 million in the same period of 2016. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory.

The Company paid cash dividends of $6.8 million and $6.5 million during the six months ended June 30, 2017 and 2016, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first half of 2017, the Company repurchased 248,415 shares at a total cost of $6.8 million. As of June 30, 2017, the Company had approximately 317,000 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures were $772,000 in the first six months of 2017. Management estimates that annual capital expenditures for 2017 will be between $1.5 million and $2.5 million.

At June 30, 2017, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 3, 2017. The line of credit bears interest at LIBOR plus 0.75%. The Company paid off the line of credit during the first quarter of 2017.

At June 30, 2017, approximately $2.0 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the six months ended June 30, 2017, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three-month period ended June 30, 2017.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

4/1/2017 - 4/30/2017	26,529	$28.00	26,529	450,760

5/1/2017 - 5/31/2017	75,566	$27.53	75,566	375,194

6/1/2017 - 6/30/2017	58,434	$27.85	58,434	316,760

Total	160,529	$27.72	160,529

(1)	In 1998 the Company's stock repurchase program was established. On several occasions since the program's inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 6.5 million shares have been authorized for repurchase.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 9, 2017	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.2a	Second Amendment to the Shareholder Agreement, relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X