Form 10-Q
period 2017-09-30
WEYCO GROUP INC
filed 2017-11-06
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

As of October 31, 2017, there were 10,192,905 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$6,704	$13,710
Marketable securities, at amortized cost	11,354	4,601
Accounts receivable, net	56,271	50,726
Income tax receivable	781	789
Inventories	57,692	69,898
Prepaid expenses and other current assets	3,010	6,203
Total current assets	135,812	145,927

Marketable securities, at amortized cost	18,273	21,061
Deferred income tax benefits	707	660
Property, plant and equipment, net	32,371	33,717
Goodwill	11,112	11,112
Trademarks	32,978	32,978
Other assets	22,984	22,785
Total assets	$254,237	$268,240

LIABILITIES AND EQUITY:
Short-term borrowings	$4,772	$4,268
Accounts payable	5,001	11,942
Dividend payable	-	2,192
Accrued liabilities	12,207	10,572
Total current liabilities	21,980	28,974

Deferred income tax liabilities	3,096	703
Long-term pension liability	23,724	27,801
Other long-term liabilities	2,269	2,482

Common stock	10,197	10,505
Capital in excess of par value	53,258	50,184
Reinvested earnings	147,951	157,468
Accumulated other comprehensive loss	(14,997)	(16,569)
Total Weyco Group, Inc. equity	196,409	201,588
Noncontrolling interest	6,759	6,692
Total equity	203,168	208,280
Total liabilities and equity	$254,237	$268,240

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)

Net sales	$76,906	$79,069	$203,479	$214,836
Cost of sales	47,438	49,747	126,693	136,096
Gross earnings	29,468	29,322	76,786	78,740

Selling and administrative expenses	21,666	21,568	63,635	64,751
Earnings from operations	7,802	7,754	13,151	13,989

Interest income	193	190	572	584
Interest expense	-	(61)	(7)	(228)
Other expense, net	(53)	(311)	(243)	(850)

Earnings before provision for income taxes	7,942	7,572	13,473	13,495

Provision for income taxes	3,022	2,871	5,135	5,084

Net earnings	4,920	4,701	8,338	8,411

Net (losses) earnings attributable to noncontrolling interest	(14)	101	(70)	124

Net earnings attributable to Weyco Group, Inc.	$4,934	$4,600	$8,408	$8,287

Weighted average shares outstanding
Basic	10,160	10,461	10,299	10,556
Diluted	10,218	10,516	10,360	10,605

Earnings per share
Basic	$0.49	$0.44	$0.82	$0.79
Diluted	$0.48	$0.44	$0.81	$0.78

Cash dividends declared (per share)	$0.22	$0.21	$0.65	$0.62

Comprehensive income	$5,452	$5,218	$10,251	$10,400

Comprehensive income attributable to noncontrolling interest	25	235	271	376

Comprehensive income attributable to Weyco Group, Inc.	$5,427	$4,983	$9,980	$10,024

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,338	$8,411
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	2,971	2,708
Amortization	265	288
Bad debt expense	350	96
Deferred income taxes	2,192	1,537
Net foreign currency transaction gains	(61)	(389)
Stock-based compensation	1,174	1,121
Pension contributions	(4,000)	(2,400)
Pension expense	746	2,500
Increase in cash surrender value of life insurance	(250)	(250)
Changes in operating assets and liabilities -
Accounts receivable	(5,703)	(3,714)
Inventories	12,195	26,641
Prepaid expenses and other assets	3,167	800
Accounts payable	(6,838)	(7,699)
Accrued liabilities and other	1,879	(1,023)
Accrued income taxes	22	(839)
Excess tax benefits from stock-based compensation	(30)	-
Net cash provided by operating activities	16,417	27,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(14,719)	(3,605)
Proceeds from maturities of marketable securities	10,710	4,190
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(1,406)	(4,872)
Net cash used for investing activities	(5,570)	(4,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,877)	(8,678)
Cash dividends paid to noncontrolling interest of subsidiary	(204)	(170)
Shares purchased and retired	(11,621)	(9,368)
Proceeds from stock options exercised	2,013	585
Taxes paid related to the net share settlement of equity awards	(51)	-
Payment of contingent consideration	-	(5,217)
Proceeds from bank borrowings	20,651	91,729
Repayments of bank borrowings	(20,147)	(95,568)
Excess tax benefits from stock-based compensation	-	3
Net cash used for financing activities	(18,236)	(26,684)

Effect of exchange rate changes on cash and cash equivalents	383	252

Net decrease in cash and cash equivalents	$(7,006)	$(3,086)

CASH AND CASH EQUIVALENTS at beginning of period	13,710	17,926

CASH AND CASH EQUIVALENTS at end of period	$6,704	$14,840

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$2,829	$4,083
Interest paid	$7	$228

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2017, may not necessarily be indicative of the results for the full year.

2.	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” (“ASU 2017-07”). This new standard requires that employers disaggregate the service cost component from the other components of net periodic pension cost in the income statement. The service cost component should be included in the same line item as other compensation costs rendered by employees, while the other cost components should be presented outside of earnings from operations. The Company adopted ASU 2017-07 effective January 1, 2017 and retrospectively applied it to all periods presented. Accordingly, the service cost component of net periodic pension cost was included within selling and administrative expenses while the other cost components were classified in other expense, net, in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited). See Note 8.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This new standard simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as specifies the classification of certain cash flows associated with share-based payment transactions within the statements of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard resulted in the following:

•	The prospective recognition of excess tax benefits or deficiencies within the provision for income taxes in the income statement. Prior to the adoption of the new standard, these amounts would have been recorded within capital in excess of par value on the balance sheet. This change may create volatility in the Company’s future effective tax rate.

•	Accounting rules require the use of the treasury stock method when calculating potential common shares used to determine diluted earnings per share. The new standard requires that the calculation of diluted earnings per share under the treasury stock method exclude the amount of excess tax benefits that would have been recognized within capital in excess of par value on the balance sheet. This change was adopted prospectively and had an immaterial impact on the Company’s weighted average diluted shares outstanding for the quarter and year-to-date periods.

•	The new standard requires that excess tax benefits from share-based payment awards be reported as operating activities in the cash flow statement. Previously, these cash flows were included in financing activities. This change was adopted prospectively, and had an immaterial impact on the Consolidated Condensed Statements of Cash Flows (Unaudited) for the year-to-date period.

•	The new standard requires that cash flows related to employee taxes paid for withheld shares be presented as a financing activity in the cash flow statement. Previously, accounting rules did not specify where such cash flows should be reported. This change was retrospectively applied to all periods presented, and had an immaterial impact on the Consolidated Condensed Statements of Cash Flows (Unaudited) for the year-to-date period.

The Company elected not to change its policy on accounting for forfeitures, and will continue to estimate forfeitures expected to occur to determine the amount of stock-based compensation expense recognized in each period. Finally, the Company will continue to allow its employees to withhold up to the minimum statutory withholding requirements, as allowed under the new standard.

ASU No. 2014-09, "Revenue from Contracts with Customers," outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Additional ASUs have also been issued as part of the overall new revenue guidance. The new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. This guidance will be effective for the Company’s interim and annual periods beginning January 1, 2018.

The Company plans to complete an assessment of its revenue streams during the fourth quarter of 2017. Based on its assessment to date, the Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements. The Company is continuing its assessment, which may identify other impacts. The Company currently plans to adopt the new standard in the first quarter of 2018. The Company is currently planning to adopt this standard using the modified retrospective approach.

In February 2016, the FASB issued ASU No. 2016-02 “Leases.” This new standard requires lessees to recognize the rights and obligations created by finance and operating leases with terms exceeding 12 months as assets and liabilities on their balance sheets. The amendments in this update are effective for fiscal years beginning after December 15, 2018 and interim periods therein. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

3.	Reclassifications

Certain prior year amounts in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited) were reclassified to conform to current year presentation. For the three and nine months ended September 30, 2016, the Company reclassified $424,000 and $1,272,000, respectively, of expense from selling and administrative expenses to other expense, net. These amounts represent the non-service cost components of net periodic pension cost for the periods then ended, and were reclassified in connection with the adoption of ASU 2017-07. These reclassifications had no effect on previously reported net earnings or equity.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$4,934	$4,600	$8,408	$8,287

Denominator:
Basic weighted average shares outstanding	10,160	10,461	10,299	10,556
Effect of dilutive securities:
Employee stock-based awards	58	55	61	49
Diluted weighted average shares outstanding	10,218	10,516	10,360	10,605

Basic earnings per share	$0.49	$0.44	$0.82	$0.79

Diluted earnings per share	$0.48	$0.44	$0.81	$0.78

Diluted weighted average shares outstanding for the three months ended September 30, 2017, exclude anti-dilutive stock-based awards totaling 1,116,325 shares of common stock at a weighted average price of $26.49. Diluted weighted average shares outstanding for the nine months ended September 30, 2017, exclude anti-dilutive stock-based awards totaling 844,036 shares of common stock at a weighted average price of $26.93. Diluted weighted average shares outstanding for the three months ended September 30, 2016, exclude anti-dilutive stock-based awards totaling 1,232,000 shares of common stock at a weighted average price of $26.14. Diluted weighted average shares outstanding for the nine months ended September 30, 2016, exclude anti-dilutive stock-based awards totaling 924,161 shares of common stock at a weighted average price of $26.78.

5.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of September 30, 2017, and December 31, 2016.

	September 30, 2017		December 31, 2016
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$11,354	$11,380	$4,601	$4,610
Due from one through five years	9,819	10,157	12,133	12,486
Due from six through ten years	5,789	6,050	7,705	7,804
Due from eleven through twenty years	2,665	2,763	1,223	1,222
Total	$29,627	$30,350	$25,662	$26,122

The unrealized gains and losses on marketable securities at September 30, 2017, and at December 31, 2016, were as follows:

	September 30, 2017		December 31, 2016
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$759	$(36)	$546	$(86)

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2017 and determined that no other-than-temporary market value impairment exists.

6.	Intangible Assets

The Company’s indefinite-lived and amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

	September 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Impairment	Net	Amount	Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$-	$11,112	$11,112	$-	$11,112
Trademarks	34,748	(1,770)	32,978	34,748	(1,770)	32,978
Total indefinite-lived intangible assets	$45,860	$(1,770)	$44,090	$45,860	$(1,770)	$44,090

The Company’s amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

		September 30, 2017			December 31, 2016
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)

Amortizable intangible assets Customer relationships	15	$3,500	$(1,536)	$1,964	$3,500	$(1,361)	$2,139
Total amortizable intangible assets		$3,500	$(1,536)	$1,964	$3,500	$(1,361)	$2,139

The amortizable intangible assets are included within other assets in the Consolidated Condensed Balance Sheets. (Unaudited).

Amortization expense related to the intangible assets was approximately $58,000 for both the third quarters of 2017 and 2016. For the nine months ended September 30, amortization expense related to the intangible assets was approximately $175,000 and $182,000 in 2017 and 2016, respectively.

7.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine months ended September 30, 2017 and 2016, was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2017
Product sales	$60,200	$4,291	$11,887	$76,378
Licensing revenues	528	-	-	528
Net sales	$60,728	$4,291	$11,887	$76,906
Earnings from operations	$7,416	$17	$369	$7,802

2016
Product sales	$61,645	$4,702	$12,197	$78,544
Licensing revenues	525	-	-	525
Net sales	$62,170	$4,702	$12,197	$79,069
Earnings from operations	$6,710	$313	$731	$7,754

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2017
Product sales	$154,049	$13,979	$33,631	$201,659
Licensing revenues	1,820	-	-	1,820
Net sales	$155,869	$13,979	$33,631	$203,479
Earnings from operations	$11,880	$244	$1,027	$13,151

2016
Product sales	$164,145	$14,508	$34,452	$213,105
Licensing revenues	1,731	-	-	1,731
Net sales	$165,876	$14,508	$34,452	$214,836
Earnings from operations	$11,910	$787	$1,292	$13,989

8.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Service cost	$141	$409	$423	$1,228
Interest cost	552	612	1,655	1,837
Expected return on plan assets	(576)	(607)	(1,727)	(1,822)
Net amortization and deferral	132	419	395	1,257
Net periodic pension cost	$249	$833	$746	$2,500

The components of net periodic pension cost other than the service cost component are included in "other expense, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

The Company made a $4.0 million pension contribution in the second quarter of 2017. No additional cash contributions are expected for the remainder of 2017.

9.	Stock-Based Compensation Plans

During the three and nine months ended September 30, 2017, the Company recognized approximately $395,000 and $1,174,000 respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2013 through 2017. During the three and nine months ended September 30, 2016, the Company recognized approximately $393,000 and $1,121,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2012 through 2016.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2016	1,486,257	$26.13
Granted	211,200	$27.94
Exercised	(81,464)	$24.71
Forfeited or expired	(14,175)	$26.46
Outstanding at September 30, 2017	1,601,818	$26.44	3.9	$3,149,000
Exercisable at September 30, 2017	898,106	$26.19	2.4	$1,992,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on September 29, 2017, the last trading day of the quarter, of $28.38 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$208	$14	$272	$87
Cash received from stock option exercises	$1,575	$132	$2,013	$585
Income tax benefit from the exercise of stock options	$81	$5	$106	$34

The following table summarizes the Company’s restricted stock award activity for the nine-month period ended September 30, 2017:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2016	58,500	$26.09
Issued	30,800	27.94
Vested	(18,600)	26.05
Forfeited	-	-
Non-vested at September 30, 2017	70,700	$26.90	2.9	$2,006,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on September 29,  2017, the last trading day of the quarter, of $28.38 multiplied by the number of non-vested restricted shares outstanding.

10.	Short-Term Borrowings

At September 30, 2017, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 3, 2017. The line of credit bears interest at the daily London Interbank Offered Rate (“LIBOR”) plus 0.75%. At September 30, 2017, outstanding borrowings were approximately $4.8 million at an interest rate of 2.0%. The highest balance on the line of credit during the quarter was approximately $4.8 million. Subsequent to September 30, 2017, the line of credit agreement was renewed on the same terms for another one-year period, expiring November 4, 2018.

11.	Financial Instruments

At September 30, 2017, the Company had foreign exchange contracts outstanding to sell $8.0 million Canadian dollars at a price of approximately $6.0 million U.S. dollars. The Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.7 million U.S. dollars at a price of approximately $4.7 million Australian dollars. Florsheim Australia also had foreign exchange contracts outstanding to buy 200,000 Euros at a price of approximately $299,000 Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

12.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net earnings	$4,920	$4,701	$8,338	$8,411
Foreign currency translation adjustments	452	261	1,672	1,222
Pension liability, net of tax of $52, $163, $154 and $490, respectively	80	256	241	767
Total comprehensive income	$5,452	$5,218	$10,251	$10,400

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,158)	$(5,489)
Pension liability, net of tax	(10,839)	(11,080)
Total accumulated other comprehensive loss	$(14,997)	$(16,569)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the nine months ended September 30, 2017:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2016	$(5,489)	$(11,080)	$(16,569)
Other comprehensive income before reclassifications	1,331	-	1,331
Amounts reclassified from accumulated other comprehensive loss	-	241	241
Net current period other comprehensive income	1,331	241	1,572
Ending balance, September 30, 2017	$(4,158)	$(10,839)	$(14,997)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the nine months ended September 30, 2017:

	Amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2017		Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(47)	(1)	Other expense, net
Actuarial losses	442	(1)	Other expense, net
Total before tax	395
Tax benefit	(154)
Net of tax	$241

(1)	These amounts were included in the net periodic pension cost. See Note 8 for additional details.

13.	Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2017, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2016	$10,505	$50,184	$157,468	$(16,569)	$6,692

Net earnings	-	-	8,408	-	(70)
Foreign currency translation adjustments	-	-	-	1,331	341
Pension liability adjustment, net of tax	-	-	-	241	-
Cash dividends declared	-	-	(6,725)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(204)
Stock options exercised	82	1,931	-	-	-
Issuance of restricted stock	31	(31)	-	-	-
Stock-based compensation expense	-	1,174	-	-	-
Shares purchased and retired	(421)	-	(11,200)	-	-

Balance, September 30, 2017	$10,197	$53,258	$147,951	$(14,997)	$6,759

14.	Subsequent Events

On October 31, 2017, the Company’s Board of Directors authorized the repurchase of an additional 1.0 million shares of common stock under its repurchase program, bringing the total available to purchase to approximately 1.1 million shares.

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 10 brick and mortar stores and internet businesses in the United States as of September 30, 2017. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Third Quarter Highlights

Consolidated net sales for the third quarter of 2017 were $76.9 million, down 3% as compared to last year’s third quarter net sales of $79.1 million. Earnings from operations were $7.8 million in both 2017 and 2016. Consolidated net earnings attributable to Weyco Group, Inc. increased 7% to $4.9 million in 2017, up from $4.6 million last year. Diluted earnings per share were $0.48 this quarter and $0.44 per share in the third quarter of 2016.

The majority of the decrease in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales declined $1.4 million, due mainly to lower sales of the Stacy Adams, Nunn Bush, and BOGS brands, partially offset by higher sales of the Florsheim brand. Net sales of the Company’s retail segment and its other operations were also down.

Consolidated earnings from operations were relatively flat for the quarter. Earnings from operations in the Company’s wholesale segment were up, due to higher gross margins and lower wholesale selling and administrative expenses, but this increase was offset by lower earnings from operations in the Company’s retail segment and its other operations.

Other expense was down due to lower pension expense in 2017.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2017 were $203.5 million, down 5% from last year’s year-to-date net sales of $214.8 million. Earnings from operations were $13.2 million in 2017, a decrease of 6% as compared to $14.0 million in 2016. Consolidated net earnings attributable to Weyco Group, Inc. were $8.4 million this year, up 1% as compared to $8.3 million last year. Diluted earnings per share to date in 2017 were $0.81, versus $0.78 per share in the same period of 2016.

The majority of the decrease in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales were down $10.0 million, due primarily to lower sales of the Stacy Adams, Nunn Bush, and BOGS brands, partially offset by higher sales of the Florsheim brand. Net sales in the Company’s retail segment and its other operations were also down.

Consolidated earnings from operations decreased $838,000 for the nine months ended September 30, 2017, compared to the same period one year ago. The decrease occurred mainly in the Company’s retail segment, due to lower sales and higher retail selling and administrative expenses. Earnings from operations in the Company’s wholesale segment were flat, as lower sales were offset by higher gross margins and lower wholesale selling and administrative expenses this year. Earnings from operations in the Company’s other businesses were also down.

Other expense was down due to lower pension expense in 2017.

Financial Position Highlights

At September 30, 2017, cash and marketable securities totaled $36.3 million and outstanding debt totaled $4.8 million. At December 31, 2016, cash and marketable securities totaled $39.4 million and outstanding debt totaled $4.3 million. During the first nine months of 2017, the Company generated $16.4 million of cash from operations. The Company paid dividends of $9.1 million, spent $11.6 million on purchases of Company stock, and purchased a net of $4.0 million in marketable securities. The Company also had $1.4 million of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$60,728	$62,170	-2%	$155,869	$165,876	-6%
North American Retail	4,291	4,702	-9%	13,979	14,508	-4%
Other	11,887	12,197	-3%	33,631	34,452	-2%
Total	$76,906	$79,069	-3%	$203,479	$214,836	-5%

Earnings from Operations
North American Wholesale	$7,416	$6,710	11%	$11,880	$11,910	0%
North American Retail	17	313	-95%	244	787	-69%
Other	369	731	-50%	1,027	1,292	-21%
Total	$7,802	$7,754	1%	$13,151	$13,989	-6%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2017 and 2016, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$14,486	$14,861	-3%	$49,632	$52,092	-5%
Nunn Bush	12,200	13,362	-9%	37,027	42,909	-14%
Florsheim	15,518	14,262	9%	39,611	38,513	3%
BOGS/Rafters	17,644	18,462	-4%	26,527	28,950	-8%
Umi	352	698	-50%	1,252	1,681	-26%
Total North American Wholesale	$60,200	$61,645	-2%	$154,049	$164,145	-6%
Licensing	528	525	1%	1,820	1,731	5%
Total North American Wholesale Segment	$60,728	$62,170	-2%	$155,869	$165,876	-6%

Stacy Adams and Nunn Bush sales for the quarter and year-to-date periods were down mainly with department stores. The increases in Florsheim sales were primarily due to higher sales to department stores and national shoe chains. BOGS sales were down as a result of lower sales with outdoor retailers.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 33.9% of net sales in the third quarter of 2017, compared to 32.2% of net sales in last year’s third quarter. For the first nine months of the year, wholesale gross earnings rose to 32.1% of net sales in 2017, from 31.2% of net sales in 2016. Gross margins improved as a result of a reduction in sales of closeout inventory, which is sold at lower margins.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $13.2 million, or 22% of net sales in the third quarter of 2017, and $13.3 million, or 21% of net sales, in the third quarter of 2016. For the nine months ended September 30, wholesale selling and administrative expenses were $38.2 million, or 25% of net sales, in 2017, as compared to $39.8 million, or 24% of net sales, in 2016.

Earnings from operations in the North American wholesale segment were $7.4 million in the third quarter of 2017, up 11% as compared to $6.7 million in the third quarter of 2016. For the nine months ended September 30, 2017 and 2016, wholesale earnings from operations remained flat at $11.9 million in both periods. Despite the decrease in sales, wholesale earnings from operations were up for the quarter, and flat for the first nine months of the year, due to higher gross margins and lower wholesale selling and administrative expenses.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs). Distribution costs were $2.6 million for the third quarter of 2017 versus $2.8 million for the same period of 2016. For the nine-month periods ended September 30, 2017 and 2016, distribution costs were $7.9 million and $8.8 million, respectively. This year, distribution costs were down due to lower employee and warehousing costs. The Company’s consolidated wholesale shipping and handling expenses were $353,000 and $408,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, consolidated wholesale shipping and handling expenses were $959,000 and $1.1 million in 2016. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs and shipping and handling expenses in cost of sales.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment declined $411,000 and $529,000, for the three and nine months ended September 30, 2017, respectively, compared to the same periods last year. Same store sales, which include sales of both the U.S. internet business and brick and mortar same stores, were down 10% and 6% for the quarter and year-to-date periods, respectively. Same store sales were down due to decreased sales at both brick and mortar locations and on the Company’s websites. The majority of the Company’s brick and mortar locations are in Florida and Texas, and sales for the quarter and year were impacted by the recent hurricanes.

Earnings from Operations

Gross earnings as a percent of net sales were 63.6% in the third quarter of 2017, compared to 65.5% in the third quarter of 2016. For the nine months ended September 30, retail gross earnings as a percent of net sales were 64.4% in 2017 and 65.1% in 2016.

Retail earnings from operations declined $296,000 for the quarter, compared to the third quarter of 2016, due mainly to lower sales. For the year-to-date period, retail earnings from operations were down $543,000 in 2017, compared to the first nine months of 2016, due to lower sales and higher retail selling and administrative expenses. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses as a percent of net sales were 63% and 59% for the three-month periods ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, selling and administrative expenses as a percent of net sales were 63% in 2017 and 60% in 2016.

Other

The Company’s other net sales were $11.9 million in the third quarter of 2017, down 3% as compared to $12.2 million in 2016. For the nine months ended September 30, 2017, other net sales were $33.6 million, down 2% from $34.5 million in the same period last year. The decreases in both periods were due to lower sales at both Florsheim Australia and Florsheim Europe. Florsheim Australia’s net sales, which accounts for the majority of other net sales, were down 2% for both the quarter and first nine months of 2017, as compared to the same periods of 2016. In local currency, Florsheim Australia’s net sales were down 6% for the quarter and 5% for the year-to-date period, compared to the same periods last year, with sales down in both its retail and wholesale businesses.

Collectively, the earnings from operations of the Company’s other businesses were $369,000 in the third quarter of 2017 and $731,000 in the same period last year. For the nine months ended September 30, earnings from operations of the Company’s other businesses were $1.0 million in 2017 and $1.3 million in 2016. The decreases for the quarter and year-to-date periods were primarily due to lower operating earnings in Florsheim Australia’s retail businesses, mainly due to the decrease in retail sales.

Other income and expense

Interest income was $193,000 and $190,000 in the third quarters of 2017 and 2016, respectively. For the nine months ended September 30, interest income was $572,000 in 2017 and $584,000 in 2016. Interest expense for the three and nine months ended September 30, 2017, decreased $61,000 and $221,000, respectively, compared to the same periods in 2016, due to lower average debt balances this year compared to last year.

The Company adopted ASU 2017-07 in the first quarter of 2017 and retrospectively applied it to all periods presented. This required the Company to reclassify the non-service cost components of pension expense from selling and administrative expenses to other expense, net, in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited). The decrease in other expense for the quarter and first nine months of 2017 was mainly due to decreases of $316,000 and $949,000, respectively, in the non-service cost components of pension expense. Pension expense decreased in 2017 as a result of freezing benefits under the pension plan, effective December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first nine months of 2017, the Company generated $16.4 million of cash from operating activities, compared to $27.8 million in the same period of 2016. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory.

The Company paid cash dividends of $9.1 million and $8.8 million during the nine months ended September 30, 2017 and 2016, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first nine months of 2017, the Company repurchased 420,711 shares at a total cost of $11.6 million. As of September 30, 2017, the Company had approximately 144,000 shares available under its previously announced stock repurchase program. On October 31, 2017, the Company’s Board of Directors authorized the repurchase of an additional 1.0 million shares of its common stock under its repurchase program, bringing the total available to purchase to approximately 1.1 million shares. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $1.4 million in the first nine months of 2017. Management estimates that annual capital expenditures for 2016 will be between $1.5 million and $2.0 million.

At September 30, 2017, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 3, 2017. The line of credit bears interest at LIBOR plus 0.75%. The Company borrowed a net of $0.5 million on the line of credit during the first nine months of 2017. At September 30, 2017, outstanding borrowings were $4.8 million at an interest rate of 2.0%. The highest balance on the line of credit during the quarter was $4.8 million. Subsequent to September 30, 2017, the line of credit agreement was renewed on the same terms for another one-year period, expiring November 4, 2018.

At September 30, 2017, approximately $1.6 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the nine months ended September 30, 2017, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three-month period ended September 30, 2017.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

7/1/2017 - 7/31/2017	45,937	$27.89	45,937	270,823

8/1/2017 - 8/31/2017	89,816	$27.57	89,816	181,007

9/1/2017 - 9/30/2017	36,543	$27.94	36,543	144,464

Total	172,296	$27.73	172,296

(1)	In 1998 the Company's stock repurchase program was established. On several occasions since the program's inception, the Company's Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase to date. This includes the additional 1.0 million shares that were authorized for repurchase on October 31, 2017.

Item 5. Other Information

On November 2, 2017, the Company renewed its line of credit agreement with PNC Bank, N.A. for another term that expires on November 4, 2018, on the same terms as the prior agreement. The forgoing description does not purport to be complete and is qualified in its entirety by reference to the Line of Credit Renewal Letter with PNC Bank, N.A., a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 6, 2017	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 2, 2017		X

10.21a	Form of incentive stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan		X

10.21b	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan		X

10.21c	Form of restricted stock agreement for the Weyco Group, Inc. 2017 Incentive Plan		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

