Form 10-K
period 2017-12-31
WEYCO GROUP INC
filed 2018-03-13
CIK 106532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2017, was $169,906,000. This was based on the closing price of $27.88 per share as reported by Nasdaq on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2018, there were 10,243,869 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for its Annual Meeting of Shareholders scheduled for May 8, 2018, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K
Year Ended December 31, 2017

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

Sales of the Company’s wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 77% of total net sales in each of the years 2017 and 2016, and 78% of total net sales in 2015. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2017, 2016, and 2015 no individual customer represented more than 10% of the Company’s total sales. The Company employs traveling salespeople and independent sales representatives who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, which mainly sells winter and outdoor boots, there is seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company also has licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

Sales of the Company’s retail segment constituted 7% of total net sales in each of the years 2017, 2016, and 2015. As of December 31, 2017, the retail segment consisted of 10 brick and mortar stores and internet businesses in the United States. Sales in retail stores are made directly to the consumer by Company employees.

Sales of the Company’s other businesses represented 16% of total net sales in each of the years 2017 and 2016, and 15% of total sales in 2015. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2017, the Company had a backlog of $35 million in orders compared with $38 million as of December 31, 2016. This does not include unconfirmed blanket orders from customers, which account for the majority of the Company’s orders, particularly from its larger accounts. All orders are expected to be filled within one year.

As of December 31, 2017, the Company employed 626 persons worldwide, of whom 26 were members of collective bargaining units. Future wage and benefit increases under the collective bargaining contracts are not expected to have a significant impact on the future operations or financial position of the Company.

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

The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports upon written or telephone request. Investors can also access these reports through the Company’s website, www.weycogroup.com, as soon as reasonably practical after the Company files or furnishes those reports to the Securities and Exchange Commission (“SEC”). The contents of the Company’s website are not incorporated by reference and are not a part of this filing. Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Ethics.

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

Spending patterns in the footwear market, particularly those in the moderate-priced market in which a majority of the Company’s products compete, have historically been correlated with consumers’ disposable income. As a result, the success of the Company is affected by changes in general economic conditions, especially in the United States. Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, employment, consumer confidence, interest rates and taxation. Additionally, the economy and consumer behavior can impact the financial strength and buying patterns of retailers, which can also affect the Company’s results. Volatile, unstable or weak economic conditions, or a worsening of conditions, could adversely affect the Company’s sales volume and overall performance.

Volatility and uncertainty in the U.S. and global credit markets could adversely affect the Company’s business.

U.S. and global financial markets have recently been, and continue to be, unstable and unpredictable, which has generally resulted in tightened credit markets with heightened lending standards and terms. Volatility and instability in the credit markets pose various risks to the Company, including, among others, negatively impacting retailer and consumer confidence, limiting the Company’s customers’ access to credit markets and interfering with the normal commercial relationships between the Company and its customers. Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

In addition, weak economic conditions and unstable and volatile financial markets could lead to certain of the Company’s customers experiencing cash flow problems, which may force them into higher default rates or to file for bankruptcy protection which may increase the Company’s bad debt expense or further negatively impact the Company’s business.

The Company is subject to risks related to operating in the retail environment that could adversely impact the Company’s business.

The Company is subject to risks associated with doing business in the retail environment, primarily in the United States. The U.S. retail industry has experienced a growing trend toward consolidation of large retailers. The merger of major retailers could result in the Company losing sales volume or increasing its concentration of business with a few large accounts, resulting in reduced bargaining power, which could increase pricing pressures and lower the Company’s margins.

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

The Company purchases all of its products from independent foreign manufacturers, primarily in China and India. Although the Company has good working relationships with its manufacturers, the Company does not have long-term contracts with them. Thus, the Company could experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact the Company’s business, results of operations and financial condition. The Company has the ability to move production to different suppliers; however, the transition may not occur smoothly or quickly, which could result in the Company missing customer delivery date requirements and, consequently, the Company could lose future orders.

The Company’s use of foreign sources of production results in long production and delivery lead times. Therefore, the Company typically forecasts demand at least five months in advance. If the Company’s forecasts are wrong, it could result in the loss of sales if the Company does not have enough product on hand or in reduced margins if the Company has excess inventory that needs to be sold at discounted prices.

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

The Company is exposed to other risks of doing business in foreign jurisdictions, including political, economic or social instability, acts of terrorism, changes in government policies and regulations, and exposure to liabilities under anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act). The Company is also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Legislation or other changes in the U.S. tax laws or interpretations could increase the Company’s U.S. income tax liability and adversely affect the Company’s after-tax profitability. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on the Company’s business and results of operations.

Recently enacted U.S. tax legislation, as well as future U.S. tax legislation, may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA made significant changes to the U.S. federal income tax laws. The Company has performed a preliminary assessment of the impact of the TCJA. However, as the TCJA is complex and far-reaching, there could be future effects that the Company has not identified, or future regulatory guidance, that could have an adverse effect on our business, results of operations, financial condition and cash flow.

The Company operates in a highly competitive environment, which may result in lower prices and reduced profits.

The footwear market is extremely competitive. The Company competes with manufacturers, distributors and retailers of men’s, women’s and children’s shoes, some of which are larger and have substantially greater resources than the Company. The Company competes with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the shoe industry. The Company’s ability to maintain its competitive edge depends upon these factors, as well as its ability to deliver new products at the best value for the consumer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail. If the Company does not remain competitive, future results of operations and financial condition could decline.

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

The Company, particularly its retail segment and its internet businesses, is subject to the risk of data loss and security breaches.

The Company sells footwear in its retail stores and on its websites, and therefore the Company and/or its third party credit card processors must process, store, and transmit large amounts of data, including personal information of its customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of Company technology and systems, could expose the Company or its customers to a risk of loss or misuse of such information, adversely affect the Company’s operating results, result in litigation or potential liability for the Company, and otherwise harm the Company’s business and/or reputation. In order to address these risks, the Company has secured cyber insurance and it uses third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although the Company has developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor, such measures cannot provide absolute security.

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

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns approximately 35% of the stock and one institutional shareholder holds a significant block. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock. Consequently, the Company has a relatively small float and low average daily trading volume, which could affect a shareholder’s ability to sell stock or the price at which it can be sold. In addition, future sales of substantial amounts of the Company’s common stock in the public market by large shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company or its pension plan may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company maintains an investment portfolio consisting primarily of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled approximately $24 million as of December 31, 2017, or approximately 9% of total assets. If the value of municipal bonds in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

The Company’s total assets include goodwill and other indefinite-lived intangible assets. If management determines these have become impaired in the future, net earnings could be materially adversely affected. Additionally, potential tax reform changes related to such assets may adversely affect the Company’s financial results.

Goodwill represents the excess of cost over the fair market value of net assets acquired in a business combination. Indefinite-lived intangible assets are comprised of trademarks on certain of the Company’s principal shoe brands. The Company’s goodwill and trademarks totaled approximately $44 million as of December 31, 2017, or approximately 17% of total assets.

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

The Company did not record any goodwill or trademark impairment charges following the 2017 and 2015 impairment tests. In the fourth quarter of 2016, the Company evaluated the current state of its Umi business and determined the brand did not fit the long-term strategic objectives of the Company. As a result, the Company recorded a $1.8 million impairment charge ($1.1 million after tax) to write off the majority of the value of the Umi trademark in 2016. Other than this write-off, the Company did not record any other goodwill or trademark impairment charges in 2016. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets could have an adverse effect on the Company’s financial condition and results of operations.

Goodwill and trademarks are being deducted for tax purposes in accordance with the U.S. tax policy. Any changes in the U.S. tax policy, limiting or eliminating the deductibility of such assets, could have a material adverse effect on the Company’s financial results.

Risks related to our defined benefit plan may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect the Company’s results of operations and the amounts of contributions the Company must make to its defined benefit plan in future periods. As the Company marks-to-market its defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that the Company calculate income or expense for the plan using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the Company’s defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic pension cost, refer to “Critical Accounting Policies” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2 PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2017:

Location	Character	Owned/ Leased		Square Footage	% Utilized
Glendale, Wisconsin(2)	Two story office and distribution center	Owned		1,100,000	80%
Portland, Oregon(2)	Two story office	Leased	(1)	6,300	100%
Montreal, Canada(2)	Multistory office and distribution center	Owned	(4)	75,800	100%
Florence, Italy(3)	Two story office and distribution center	Leased	(1)	15,100	100%
Fairfield Victoria, Australia(3)	Office and distribution center	Leased	(1)	54,400	100%
Honeydew Park, South Africa(3)	Distribution center	Leased	(1)	8,600	85%
Hong Kong, China(3)	Office and distribution center	Leased	(1)	14,000	100%
Dongguan City, China(2)	Office	Leased	(1)	4,400	100%

(1)	Not material leases.
(2)	These properties are used principally by the Company’s North American wholesale segment.
(3)	These properties are used principally by the Company’s other businesses which are not reportable segments.
(4)	The Company owns a 50% interest in this property. See Note 8 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 13 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3 LEGAL PROCEEDINGS

None

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following were executive officers of Company as of December 31, 2017:

Name	Position	Age
Thomas W. Florsheim, Jr.(1)	Chairman and Chief Executive Officer	59
John W. Florsheim(1)	President, Chief Operating Officer and Assistant Secretary	54
John F. Wittkowske(2)	Senior Vice President, Chief Financial Officer and Secretary	58
Judy Anderson	Vice President, Finance and Treasurer	50
Mike Bernsteen	Vice President, and President of Nunn Bush Brand	61
Dustin Combs	Vice President, and President of BOGS and Rafters Brands	35
Brian Flannery	Vice President, and President of Stacy Adams Brand	56
Kevin Schiff	Vice President, and President of Florsheim Brand	49
George Sotiros(2)	Vice President, Information Technology and Distribution	51
Allison Woss	Vice President, Supply Chain	45

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.
(2)	John F. Wittkowske and George Sotiros are brothers-in-law.

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

Mike Bernsteen has served as a Vice President of the Company and President of the Nunn Bush Brand for more than 5 years.

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

George Sotiros has served as Vice President of Information Technology and Distribution since June 2017. Prior to this role, Mr. Sotiros served as Vice President of Information Technology for more than 5 years.

Allison Woss has served as Vice President of Supply Chain since August 2016. Prior to this role, Ms. Woss served as Vice President of Purchasing from January 2007 to August 2016.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol “WEYS.”

COMMON STOCK DATA

	2017			2016
	Stock Prices		Cash Dividends Declared	Stock Prices		Cash Dividends Declared
Quarter:	High	Low		High	Low
First	$32.30	$23.75	$0.21	$28.23	$22.94	$0.20
Second	$29.30	$26.51	$0.22	$28.50	$25.84	$0.21
Third	$29.00	$26.68	$0.22	$29.05	$24.52	$0.21
Fourth	$29.95	$27.00	$0.22	$31.58	$24.91	$0.21
			$0.87			$0.83

The stock prices shown above are the high and low actual trades on the Nasdaq for the calendar periods indicated.

There were 130 holders of record of the Company’s common stock as of March 1, 2018.

Stock Performance

The following line graph compares the cumulative total shareholder return on the Company’s common stock during the five years ended December 31, 2017 with the cumulative return on the Nasdaq-100 Index and the Russell 3000 — RGS Textiles Apparel & Shoe Index. The comparison assumes $100 was invested on December 31, 2012, in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends.

	2012	2013	2014	2015	2016	2017
Weyco Group, Inc.	100	126	126	118	143	148
Nasdaq-100 Global Index	100	137	163	179	192	256
Russell 3000 – RGS Textiles Apparel & Shoe Index	100	147	164	160	141	175

In 1998 the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. This includes the additional 1.0 million shares that the Company’s Board of Directors authorized for repurchase on October 31, 2017. The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/01/2017 – 10/31/2017	7,623	$27.95	7,623	1,136,841
11/01/2017 – 11/30/2017	86,005	$27.93	86,005	1,050,836
12/01/2017 – 12/31/2017	34,200	$27.87	34,200	1,016,636
Total	127,828	27.91	127,828

ITEM 6 SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations, balance sheet data and common share information as of and for the years ended December 31, 2013 through December 31, 2017.

	As of or for the Years Ended December 31,
	(in thousands, except per share amounts)
	2017	2016	2015	2014	2013
Net Sales	$283,749	$296,933	$320,617	$320,488	$300,284
Net earnings attributable to Weyco Group, Inc.	$16,491	$16,472	$18,212	$19,020	$17,601
Diluted earnings per share	$1.60	$1.56	$1.68	$1.75	$1.62
Weighted average diluted shares outstanding	10,314	10,572	10,859	10,888	10,865
Cash dividends per share	$0.87	$0.83	$0.79	$0.75	$0.54
Total assets at year end	$262,832	$268,240	$298,997	$277,446	$267,533
Bank borrowings at year end	$—	$4,268	$26,649	$5,405	$12,000

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters and Umi. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 10 brick and mortar retail stores and internet businesses in the United States as of December 31, 2017. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the three-year period ended December 31, 2017. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

Non-Recurring Adjustments

There were four non-recurring adjustments that impacted the comparison of earnings results in 2017, 2016 and 2015. The first adjustment, which was recorded in the fourth quarter of 2017, reduced the Company’s income tax provision by $1.5 million due to the change in the U.S. federal corporate tax rate and its impact on the Company’s deferred tax balances, which resulted from the enactment of the TCJA on December 22, 2017. The second adjustment, which was recorded in the fourth quarter of 2016, was a charge for the impairment of long-lived assets of $1.8 million ($1.1 million after tax) related to the Umi trademark. The third adjustment, which was also recorded in the fourth quarter of 2016, was a $3.1 million adjustment to reverse the deferred tax liability on corporate-owned life insurance policies. The fourth adjustment, which was recorded in the fourth quarter of 2015, was a $458,000 ($279,000 after tax) adjustment to the final earnout payment related to the 2011 acquisition of the BOGS/Rafters brands. The final earnout payment was paid in March 2016. All non-recurring adjustments were recorded within the Company’s wholesale segment.

For a tabular presentation of the impact of non-recurring adjustments on the Company’s results, see the “Reconciliation of Non-GAAP Financial Measures” table in the “OTHER” section below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales were $283.7. million in 2017, a decrease of 4% compared to $296.9 million in 2016. Net sales in the Company’s wholesale segment decreased $10.3 million, or 5% for the year, primarily due to lower sales of the Nunn Bush and BOGS brands, partially offset by higher sales of the Florsheim brand. Net sales in the Company’s retail segment were down 5% for the year, and net sales of the Company’s other businesses (Florsheim Australia and Florsheim Europe) were down 4% for the year.

Consolidated earnings from operations were $23.4 million in 2017, up 3% from $22.8 million in 2016. Excluding non-recurring adjustments, consolidated earnings from operations, as adjusted, were down 5% for the year. Wholesale earnings from operations were up 13% for the year; excluding non-recurring adjustments, wholesale earnings from operations, as adjusted, were up 3% for the year, due to higher gross margins and lower selling and administrative expenses. This increase, however, was more than offset by lower earnings from operations in the Company’s retail segment and in the Company’s other businesses. Retail earnings from operations were down this year due mainly to lower sales of the Company’s domestic websites. Earnings from operations of the Company’s other businesses were down primarily due to lower sales at Florsheim Australia.

Net earnings attributable to Weyco Group, Inc. were flat at $16.5 million in both 2017 and 2016. As adjusted, net earnings attributable to the Company, were up 4% for the year. While adjusted consolidated earnings from operations were down in 2017, reductions in certain non-operating expenses, mainly in interest and pension expense, resulted in higher net earnings, as adjusted, compared to last year.

On December 31, 2016, the Company froze its pension plan which resulted in reducing pension expense by approximately $2.2 million in 2017. Also, in 2017, the Company retrospectively adopted a new accounting rule that required the Company to reclassify the non-service cost components of pension expense from selling and administrative expenses to other expense in the Consolidated Statements of Earnings. Accordingly, $1.1 million of the cost savings was recognized in selling and administrative expenses and the remaining $1.1 million of cost savings was recognized in other expense, net in the Consolidated Statements of Earnings.

Diluted earnings per share were $1.60 per share in 2017, compared to $1.56 per share in 2016. Excluding the non-recurring adjustments described above, diluted earnings per share, as adjusted, were $1.45 per share in 2017 and $1.36 per share in 2016.

Financial Position Highlights

At December 31, 2017, cash and marketable securities totaled $47.1 million and there was no debt outstanding. During 2017, the Company generated $33.5 million of cash from operations, and collected $4.3 million in proceeds from stock option exercises. The Company used funds to pay off $4.3 million on its revolving line of credit, repurchase $15.2 million of its common stock, pay $9.1 million of dividends, and purchase a net of $2.0 million in marketable securities. In addition, the Company spent $1.6 million on capital expenditures.

2017 vs. 2016

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2017 and 2016, were as follows:

	Years ended December 31,
	2017	2016	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$217,276	$227,537	-5%
North American Retail	20,860	21,883	-5%
Other	45,613	47,513	-4%
Total	$283,749	$296,933	-4%
Earnings from Operations
North American Wholesale	$20,224	$17,944	13%
North American Retail	1,374	2,109	-35%
Other	1,814	2,729	-34%
Total	$23,412	$22,782	3%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2017 and 2016, were as follows:

	Years ended December 31,
	2017	2016	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$65,578	$66,620	-2%
Nunn Bush	51,544	58,229	-11%
Florsheim	54,239	51,563	5%
BOGS/Rafters	41,993	46,075	-9%
Umi	1,379	2,265	-39%
Total North American Wholesale	$214,733	$224,752	-4%
Licensing	2,543	2,785	-9%
Total North American Wholesale Segment	$217,276	$227,537	-5%

Stacy Adams net sales were down in 2017 due to lower sales to department stores, partially offset by higher sales to online retailers. Net sales of the Nunn Bush brand were down for the year, due mainly to lower sales to department stores. Net sales of the BOGS/Rafters brands were down, due mostly to lower sales to outdoor retailers. Umi sales were down in 2017 as the Company continues to wind down operations of this brand. These sales decreases were partly offset by increased sales of the Florsheim brand this year. Florsheim net sales were up mainly with national shoe chains and department stores.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Gross earnings as a percent of net sales were 33.6% in 2017 versus 32.1% in 2016. The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. The Company’s wholesale distribution costs were $10.6 million and $11.2 million in the years ended December 31, 2017 and 2016, respectively. The Company’s wholesale shipping and handling expenses were $1.4 million and $1.6 million in the years ended December 31, 2017 and 2016, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs and shipping and handling expenses in cost of sales.

The North American wholesale segment’s selling and administrative expenses include, and primarily consist of: distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $52.8 million in 2017, down 4% compared to $55.1 million in 2016. Last year’s wholesale selling and administrative expenses included an impairment charge of $1.8 million related to the Umi trademark. Excluding this adjustment, wholesale selling and administrative expenses were down 1% between years, due mainly to lower pension and advertising expenses. Wholesale selling and administrative expenses were 24% of net sales in both 2017 and 2016. Excluding last year’s non-recurring adjustment related to the Umi trademark, wholesale selling and administrative expenses were 23% of net sales in 2016.

Earnings from operations in the North American wholesale segment were $20.2 million in 2017, up 13% compared to $17.9 million in 2016. Excluding last year’s non-recurring adjustment related to the Umi trademark, wholesale earnings from operations were up 3% for the year, due to higher gross margins and lower selling and administrative expenses.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $20.9 million in 2017, down 5% compared to $21.9 million in 2016. Same store sales, which include U.S. internet sales, were down 5% for the year, due mainly to lower sales on the Company’s websites. There were three fewer domestic brick and mortar locations operating at December 31, 2017 than there were at December 31, 2016. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Earnings from Operations

Retail gross earnings as a percent of net sales were 64.0% in 2017 and 65.0% in 2016. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $12.0 million, or 57% of net sales in 2017 as compared to $12.1 million, or 55% of net sales, in 2016. Earnings from operations in the North American retail segment were $1.4 million in 2017, down 35% compared to $2.1 million in 2016. The decrease in retail earnings from operations was primarily due to lower sales on the Company’s websites.

The Company reviews its long-lived assets for impairment annually in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment (“ASC 360”). No impairment charges were recorded following the 2017 and 2015 impairment tests. In 2016, the Company recorded a $113,000 impairment charge related to its retail fixed assets. See Note 2 in the Notes to Consolidated Financial Statements for further information.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2017, net sales of the Company’s other businesses were $45.6 million, down 4% from $47.5 million in 2016. This decrease was primarily due to lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down 3% for the year. In local currency, Florsheim Australia’s net sales were down 6%, with lower sales in both its wholesale and retail businesses. Earnings from operations at Florsheim Australia and Florsheim Europe were $1.8 million in 2017, down 34% from $2.7 million last year. This decrease resulted mainly from lower sales, due to the challenging retail environments in these markets.

2016 vs. 2015

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2016 and 2015, were as follows:

	Years ended December 31,
	2016	2015	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$227,537	$251,370	-9%
North American Retail	21,883	22,121	-1%
Other	47,513	47,126	1%
Total	$296,933	$320,617	-7%
Earnings from Operations
North American Wholesale	$17,944	$26,335	-32%
North American Retail	2,109	2,519	-16%
Other	2,729	2,994	-9%
Total	$22,782	$31,848	-28%

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

Earnings from Operations

Gross earnings as a percent of net sales were 32.1% in 2016 versus 32.5% in 2015. Earnings from operations in the North American wholesale segment were $17.9 million in 2016, down 32% compared to $26.3 million in 2015. Wholesale operating earnings in 2016 included an impairment charge of $1.8 million related to the Umi trademark. Wholesale operating earnings in 2015 included $458,000 of income representing the final adjustment to the BOGS/Rafters earnout payment. Excluding these non-recurring adjustments, wholesale earnings from operations were down 24% in 2016, due mainly to the decrease in wholesale sales.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. The Company’s wholesale distribution costs were $11.2 million and $10.4 million in the years ended December 31, 2016 and 2015, respectively. The Company’s wholesale shipping and handling expenses were $1.6 million and $1.9 million in the years ended December 31, 2016 and 2015, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs and shipping and handling expenses in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses decreased $627,000 in 2016, compared to the prior year. Excluding the non-recurring adjustments related to the Umi trademark and the BOGS/Rafters earnout payment, wholesale selling and administrative expenses were down $2.3 million between years, primarily due to lower employee benefit costs and advertising costs. As a percent of net sales, wholesale selling and administrative expenses were 25% and 23% in 2016 and 2015, respectively. Excluding the non-recurring adjustments described above, wholesale selling and administrative expenses as a percent of net sales were 23% and 22% in 2016 and 2015, respectively.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $21.9 million in 2016, down 1% compared to $22.1 million in 2015. Same store sales, which include U.S. internet sales, were up 1% for the year. There were three fewer domestic retail stores operating in 2016 than there were in 2015, as four stores closed and one store opened. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening. The increase in same store sales was due to an increase in the Company’s U.S. internet business.

Earnings from Operations

Earnings from operations in the North American retail segment were $2.1 million in 2016, down 16% compared to $2.5 million in 2015. Retail gross earnings as a percent of net sales were 65.0% in 2016 and 65.7% in 2015. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Selling and administrative expenses as a percent of net sales were 55% in 2016 compared to 54% in 2015. The decrease in retail earnings from operations was primarily due to lower net sales at the Company’s brick and mortar locations.

The Company reviews its long-lived assets for impairment in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment (“ASC 360”). See Note 2 in the Notes to Consolidated Financial Statements for further information. A $113,000 impairment charge was recognized following the 2016 impairment test. No impairment charges were recognized in 2015.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2016, net sales of the Company’s other businesses were $47.5 million, up 1% compared with $47.1 million in 2015. This increase was primarily due to higher net sales in Florsheim Europe’s wholesale business. Earnings from operations at Florsheim Australia and Florsheim Europe were $2.7 million in 2016, down 9% compared to $3.0 million in 2015. This decrease was primarily due to lower operating earnings at the Company’s retail store in Macau, resulting from lower sales.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income comes from investments in marketable securities. Interest income was $773,000, $763,000 and $936,000 in 2017, 2016 and 2015, respectively. The decrease from 2015 to 2016 was primarily due to lower average investment balances between years.

Interest expense was $15,000, $436,000, and $181,000 in 2017, 2016, and 2015, respectively. In 2017, the Company paid off its revolving line of credit which resulted in lower interest expense this year. In 2016, interest expense was up mainly due to interest recognized on a 2016 tax settlement.

The major components of other expense, net, were as follows:

	2017	2016	2015
Foreign currency transaction gains/(losses)	$146,000	$513,000	$(961,000)
Non-service cost components of pension expense	(431,000)	(1,546,000)	(2,063,000)
Operating losses and write-off of foreign joint venture	—	—	(473,000)
Other	37,000	1,000	9,000
Other expense, net	$(248,000)	$(1,032,000)	$(3,488,000)

The Company adopted ASU 2017-07 in the first quarter of 2017 and retrospectively applied it to all periods presented. This required to Company to reclassify the non-service cost components of pension expense from selling and administrative expenses to other expense, net, in the Consolidated Statements of Earnings. The decrease in other expense from 2016 to 2017 was mainly due to a $1.1 million decrease in the non-service cost components of pension expense. Pension expense decreased in 2017 as a result of freezing benefits under the pension plan, effective December 31, 2016.

The decrease in other expense from 2015 to 2016 was due mainly to the change in foreign exchange gains/(losses) recognized in those years. In 2016, the Company recognized $513,000 in foreign currency transaction gains, which resulted mainly from unrealized gains on foreign exchange contracts entered into by Florsheim Australia. In 2015, the Company recognized $961,000 in foreign currency transaction losses, which resulted mainly from unrealized losses on foreign exchange contracts entered into by Florsheim Australia, as well as losses from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia. The non-service cost components of pension expense were also down in 2016, relative to 2015, mainly due to the adoption of the spot-rate approach on January 1, 2016. See further details regarding this approach in

Note 11 of the Consolidated Financial Statements. Finally, other expense in 2015 included $473,000 of expense related to the operating losses and write-off of an investment by Florsheim Australia in a foreign joint venture.

The effective tax rate for 2017 was 30.2%, compared with 23.0% in 2016 and 37.7% in 2015. In 2017, following the enactment of the TCJA on December 22, 2017, the Company recognized a $1.5 million tax benefit due to the revaluation of deferred tax assets and liabilities from the change in the U.S. federal corporate tax rate. This tax benefit reduced the Company’s effective rate for 2017. In 2016, the effective rate was lower due to the reversal of a deferred tax liability on corporate-owned life insurance policies. In 2015, the effective rate was up due to a higher state tax liability as well as higher effective tax rates at the Company’s foreign locations.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $29.4 million at December 31, 2017, and $18.3 million at December 31, 2016, and its revolving line of credit. In 2017, the Company generated $33.5 million of cash from operations, compared with generating $46.9 million of cash from operations in 2016, and using $5.4 million of cash in operations in 2015. Fluctuations in net cash from operating activities over the three-year period have mainly resulted from changes in net earnings and operating assets and liabilities, and most significantly, the year-end inventory balances. In 2016, operating cash flows were up due largely to a reduction in inventory levels that year; inventory levels were reduced in accordance with customer orders, and also to reflect a more conservative position based on the overall retail environment.

The Company’s capital expenditures were $1.6 million, $6.0 million and $2.5 million in 2017, 2016 and 2015, respectively. The Company expects capital expenditures will be between $2.0 million and $3.0 million in 2018. In 2016, capital expenditures were up due to improvements that were made to the Company’s distribution center in Glendale, Wisconsin to increase its capacity, as well as remodeling projects to improve two of the Company’s Florida retail stores, and the build out of the new store opened in Florida in 2016.

The Company paid cash dividends of $9.1 million, $8.9 million and $8.5 million in 2017, 2016 and 2015, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2017, the Company repurchased 548,539 shares for a total cost of $15.2 million. In 2016, the Company repurchased 410,983 shares for a total cost of $11.0 million. In 2015, the Company repurchased 354,741 shares for a total cost of $9.9 million. At December 31, 2017, the remaining total shares available to purchase under the program was approximately 1.0 million shares.

At December 31, 2017, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2018. The line of credit bears interest at the daily London Interbank Offered Rate (“LIBOR”) plus 0.75%. At December 31, 2017, there were no outstanding borrowings on the line of credit. The highest balance on the line of credit during 2017 was $4.8 million. At December 31, 2016, outstanding borrowings were approximately $4.3 million at an interest rate of 1.52%. The highest balance on the line of credit during 2016 was $28.4 million.

In connection with the Bogs acquisition, the Company had two earn-out payments due to the former shareholders of Bogs. The Company made the first earn-out payment of $1,270,000 in the first quarter of 2013. The second and final earn-out payment of $5,217,000 was made in March 2016. For additional information, see Note 10 in the Notes to Consolidated Financial Statements.

As of December 31, 2017, $2.9 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business through March 2019, although there can be no assurances.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Commitments

The Company’s significant contractual obligations are its supplemental pension plan and its operating leases. These obligations are discussed further in the Notes to Consolidated Financial Statements. The Company also has significant obligations to purchase inventory. Future obligations under operating leases are disclosed in Note 13 of the Notes to Consolidated Financial Statements. The table below provides summary information about these obligations as of December 31, 2017.

	Payments Due by Period (dollars in thousands)
	Total	Less Than a Year	2 – 3 Years	4 – 5 Years	More Than 5 Years
Pension obligations	$32,605	$416	$936	$1,086	$30,167
Operating leases	36,595	9,390	15,377	7,943	3,885
Purchase obligations*	57,024	57,024	—	—	—
Total	$126,224	$66,830	$16,313	$9,029	$34,052

*	Purchase obligations relate entirely to commitments to purchase inventory.

OTHER

Non-GAAP Information

The comparability of certain of the Company’s financial measures was impacted by non-recurring adjustments related to the Company’s income tax provision due to the change in the U.S. federal corporate tax rate resulting from the TCJA, the Umi trademark impairment, an adjustment to reverse the deferred tax liability on corporate-owned life insurance policies, and the gain from the final adjustment to the earnout payment related to the 2011 acquisition of Bogs. To provide additional information to investors to facilitate the comparison of past and present performance, the Company presented non-GAAP financial measures that exclude the financial impact of these non-recurring adjustments. These non-GAAP financial measures were used internally by management in evaluating the results of operations, but they are not intended to replace the presentation of financial results in accordance with GAAP. A reconciliation of the non-GAAP financial measures to their nearest comparable GAAP financial measures, as presented in the Consolidated Statements of Earnings, is provided in the table below.

Reconciliation of Non-GAAP Financial Measures

The following is a reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures for the twelve-month periods ended December 31, 2017, 2016 and 2015.

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016				Twelve Months Ended December 31, 2015
	GAAP Measures (As Reported)	Adjustments	Non-GAAP Measures (As Adjusted)	GAAP Measures (As Reported)	Adjustments		Non-GAAP Measures (As Adjusted)	GAAP Measures (As Reported)	Adjustments		Non-GAAP Measures (As Adjusted)
Net sales	$283,749		$283,749	$296,933			$296,933	$320,617			$320,617
Cost of sales	173,056		173,056	184,890			184,890	199,008			199,008
Gross earnings	110,693		110,693	112,043			112,043	121,609			121,609
Selling and administrative expenses	87,281		87,281	89,261	(1,770	)(2)	87,491	89,761	458	(4)	90,219
Earnings from operations	23,412		23,412	22,782			24,552	31,848			31,390
Interest income	773		773	763			763	936			936
Interest expense	(15)		(15)	(436)			(436)	(181)			(181)
Other expense, net	(248)		(248)	(1,032)			(1,032)	(3,488)			(3,488)
Earnings before provision for income taxes	23,922		23,922	22,077			23,847	29,115			28,657
Provision for income taxes	7,223	1,492 (1)	8,715	5,084	3,832	(3)	8,916	10,962	(179	)(4)	10,783
Net earnings	16,699		15,207	16,993			14,931	18,153			17,874
Net earnings (loss) attributable to noncontrolling interest	208		208	521			521	(59)			(59)
Net earnings attributable to Weyco Group, Inc.	$16,491		$14,999	$16,472			$14,410	$18,212			$17,933
Basic	$1.61	(0.15)	$1.46	$1.57	(0.20)		$1.37	$1.69	(0.03)		$1.66
Diluted	$1.60	(0.15)	$1.45	$1.56	(0.20)		$1.36	$1.68	(0.03)		$1.65

(1)	Impact of the change in the U.S. federal corporate income tax rate from 35% to 21%
(2)	Umi trademark impairment
(3)	Includes a $3.1 million adjustment to reverse deferred taxes on corporate-owned life insurance policies, and the tax effect of the Umi trademark impairment
(4)	Gain from the final adjustment to the earnout payment related to the 2011 acquisition of Bogs, and the related tax effect

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

Pension Plan Accounting

The Company’s net periodic pension cost and corresponding obligation are determined on an actuarial basis and require certain actuarial assumptions. Management believes the two most critical of these assumptions are the discount rate and the expected rate of return on plan assets. The Company evaluates its actuarial assumptions annually on the measurement date (December 31) and makes modifications based on such factors as market interest rates and historical asset performance. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Discount Rate — Net periodic pension cost and projected benefit obligation both increase as the discount rate is reduced. See Note 11 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2017, 2016 and 2015 and the funded status of the plans at December 31, 2017 and 2016. Effective January 1, 2016, the Company adopted the spot-rate approach to determine the service and interest cost components of net periodic pension cost. Historically, the Company estimated the service and interest cost components using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. This change does not affect the measurement of the benefit obligation. A 0.5% decrease in the discount rate would increase annual net periodic pension cost and the projected benefit obligation by approximately $27,000 and $4.5 million, respectively.

The Company considered the adoption of the spot-rate approach a change in accounting estimate and recognized the effects of the change on a prospective basis. The effect of adoption was a reduction in 2016’s net periodic pension cost by approximately $522,000 ($318,000 after tax, or $0.03 per diluted share), primarily due to a reduction in interest cost.

Expected Rate of Return — Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 7.00% in 2017, as compared to 7.50% in both 2016 and 2015. This rate was based on the Company’s long-term investment policy of equity securities: 20% – 80%; fixed income securities: 20% – 80%; and other, principally cash: 0% – 20%. A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $186,000.

The Company’s unfunded benefit obligation was $28.2 million at both December 31, 2017 and at December 31, 2016.

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

The Company’s $11.1 million of goodwill resulted from the 2011 acquisition of The Combs Company (“Bogs”). This goodwill is tested for impairment annually by comparing the applicable reporting unit’s fair value to its carrying value. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment charge would be recorded for the difference (up to the carrying value of the goodwill).

The Company conducted its annual impairment test of goodwill as of December 31, 2017. For goodwill impairment testing, the Company determined the applicable reporting unit is its wholesale segment. Fair value of the wholesale segment was estimated based on a discounted cash flow methodology. The rate used in determining discounted cash flows was a rate corresponding to the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. In 2017, the impairment test determined that the fair value of the wholesale segment substantially exceeded its carrying value, therefore, goodwill was deemed not impaired. The Company has never recorded an impairment charge on this goodwill.

The Company conducted its annual impairment tests of trademarks as of December 31, 2017. The Company uses a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. There were no impairment charges recorded on the trademarks following the 2017 and 2015 impairment tests. In fourth quarter of 2016, the Company evaluated the current state of the Umi business and determined the brand did not fit the long-term strategic objectives of the Company. As a result, the Company recorded a $1,770,000 impairment charge to write off the majority of the value of the Umi trademark. This impairment charge was recorded within selling and administrative expenses in the 2016 Consolidated Statements of Earnings.

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

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses foreign exchange contracts. The Company does not hold or issue financial instruments for trading purposes. The Company generally does not have significant market risk on its marketable securities as those investments consist of investment-grade securities and are held to maturity. The Company reviewed its portfolio of investments as of December 31, 2017, and determined that no other-than-temporary market value impairment exists.

The Company is also exposed to market risk related to the assets in its defined benefit pension plan. The Company reduces that risk by having a diversified portfolio of equity and fixed income investments and periodically reviews this allocation with its investment consultants.

Foreign Currency

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies, primarily as a result of the sale of product to Canadian customers, Florsheim Australia’s purchases of its inventory in U.S. dollars and the Company’s intercompany loans with Florsheim Australia. At December 31, 2017, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.0 million U.S. dollars at a price of approximately $1.3 million Australian dollars. All contracts expire in 2018. Based on the Company’s outstanding foreign contracts and intercompany loans, a 10% appreciation in the U.S. dollar at December 31, 2017 would result in a loss of approximately $152,000.

Interest Rates

The Company is exposed to interest rate fluctuations on borrowings under its revolving line of credit. At December 31, 2017, the Company had no amounts outstanding on its revolving line of credit. During the year, however, the Company used the line of credit from time to time to fund working capital needs. Interest expense on these borrowings totaled $7,000 in 2017. The highest balance of the line of credit during 2017 was $4.8 million. A 10% increase in the interest rate on these borrowings would not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2017 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders, Audit Committee and the Board of Directors of Weyco Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the three years in the period ended December 21, 2017. We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2015.

Milwaukee, WI
March 13, 2018

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except per share amounts)
Net sales	$283,749	$296,933	$320,617
Cost of sales	173,056	184,890	199,008
Gross earnings	110,693	112,043	121,609
Selling and administrative expenses	87,281	89,261	89,761
Earnings from operations	23,412	22,782	31,848
Interest income	773	763	936
Interest expense	(15)	(436)	(181)
Other expense, net	(248)	(1,032)	(3,488)
Earnings before provision for income taxes	23,922	22,077	29,115
Provision for income taxes	7,223	5,084	10,962
Net earnings	16,699	16,993	18,153
Net earnings (loss) attributable to noncontrolling interest	208	521	(59)
Net earnings attributable to Weyco Group, Inc.	$16,491	$16,472	$18,212
Basic earnings per share	$1.61	$1.57	$1.69
Diluted earnings per share	$1.60	$1.56	$1.68

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(Dollars in thousands)
Net earnings	$16,699	$16,993	$18,153
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,729	198	(3,411)
Pension liability adjustments	(2,593)	1,696	2,360
Other comprehensive (loss) income	(864)	1,894	(1,051)
Comprehensive income	15,835	18,887	17,102
Comprehensive income (loss) attributable to noncontrolling interest	634	517	(673)
Comprehensive income attributable to Weyco Group, Inc.	$15,201	$18,370	$17,775

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2017 and 2016

	2017	2016
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$23,453	$13,710
Marketable securities, at amortized cost	5,970	4,601
Accounts receivable, less allowances of $2,206 and $2,516, respectively	49,451	50,726
Income tax receivable	669	789
Inventories	60,270	69,898
Prepaid expenses and other current assets	5,770	6,203
Total current assets	145,583	145,927
Marketable securities, at amortized cost	17,669	21,061
Deferred income tax benefits	750	660
Property, plant and equipment, net	31,643	33,717
Goodwill	11,112	11,112
Trademarks	32,978	32,978
Other assets	23,097	22,785
Total assets	$262,832	$268,240
LIABILITIES AND EQUITY:
Short-term borrowings	$—	$4,268
Accounts payable	8,905	11,942
Dividend payable	2,228	2,192
Accrued liabilities:
Accrued compensation and employee benefits	6,184	3,444
Sales and advertising allowances	3,538	3,050
Taxes other than income taxes	1,182	1,193
Other	3,127	2,885
Total current liabilities	25,164	28,974
Deferred income tax liabilities	2,069	703
Long-term pension liability	27,766	27,801
Other long-term liabilities	2,174	2,482
Total liabilities	57,173	59,960
Commitments and contingencies (Note 13)
Common stock, $1.00 par value, authorized 24,000,000 shares in 2017 and 2016, issued and outstanding 10,162,225 shares in 2017 and 10,504,975 shares in 2016	10,162	10,505
Capital in excess of par value	55,884	50,184
Reinvested earnings	150,350	157,468
Accumulated other comprehensive loss	(17,859)	(16,569)
Total Weyco Group, Inc. equity	198,537	201,588
Noncontrolling interest	7,122	6,692
Total equity	205,659	208,280
Total liabilities and equity	$262,832	$268,240

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2017, 2016 and 2015
(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, December 31, 2014	$10,821	$37,966	$160,179	$(18,030)	$7,018
Net earnings	—	—	18,212	—	(59)
Foreign currency translation adjustments	—	—	—	(2,797)	(614)
Pension liability adjustment (net of tax of $1,509)	—	—	—	2,360	—
Cash dividends declared ($0.79 per share)	—	—	(8,563)	—	—
Stock options exercised	279	5,865	—	—	—
Issuance of restricted stock	22	(22)	—	—	—
Stock-based compensation expense	—	1,559	—	—	—
Excess tax benefits from stock options exercised and vesting of restricted stock	—	391	—	—	—
Shares purchased and retired	(355)	—	(9,503)	—	—
Balance, December 31, 2015	$10,767	$45,759	$160,325	$(18,467)	$6,345
Net earnings	—	—	16,472	—	521
Foreign currency translation adjustments	—	—	—	202	(4)
Pension liability adjustment (net of tax of $1,085)	—	—	—	1,696	—
Cash dividends declared ($0.83 per share)	—	—	(8,772)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(170)
Stock options exercised	123	2,871	—	—	—
Issuance of restricted stock	27	(27)	—	—	—
Restricted stock forfeited	(2)	2	—	—	—
Stock-based compensation expense	—	1,559	—	—	—
Excess tax benefits from stock options exercised and vesting of restricted stock	—	20	—	—	—
Shares purchased and retired	(410)	—	(10,557)	—	—
Balance, December 31, 2016	$10,505	$50,184	$157,468	$(16,569)	$6,692
Net earnings	—	—	16,491	—	208
Foreign currency translation adjustments	—	—	—	1,303	426
Pension liability adjustment (net of tax of $911)	—	—	—	(2,593)	—
Cash dividends declared ($0.87 per share)	—	—	(8,968)	—	—
Cash dividends paid to noncontrolling interest of subsidiary	—	—	—	—	(204)
Stock options exercised	175	4,109	—	—	—
Issuance of restricted stock	31	(31)	—	—	—
Stock-based compensation expense	—	1,622	—	—	—
Shares purchased and retired	(549)	—	(14,641)	—	—
Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,699	$16,993	$18,153
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities –
Depreciation	3,956	3,670	3,612
Amortization	349	387	426
Bad debt expense	621	76	235
Deferred income taxes	2,187	(2,645)	346
Net gain on remeasurement of contingent consideration	—	—	(458)
Net foreign currency transaction (gains) losses	(146)	(513)	961
Stock-based compensation	1,622	1,559	1,559
Pension contributions	(4,000)	(2,400)	(2,633)
Pension expense	995	3,184	3,699
Impairment of property, plant and equipment	—	113	—
Impairment of trademark	—	1,770	—
Increase in cash surrender value of life insurance	(517)	(573)	(573)
Changes in operating assets and liabilities –
Accounts receivable	637	3,179	1,009
Inventories	9,634	27,313	(28,282)
Prepaid expenses and other assets	486	(1,595)	2,237
Accounts payable	(2,813)	(1,378)	(1,995)
Accrued liabilities and other	3,720	(1,447)	(3,587)
Accrued income taxes	124	(811)	(105)
Excess tax benefits from stock-based compensation	(37)	—	—
Net cash provided by (used for) operating activities	33,517	46,882	(5,396)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(15,597)	(6,287)	(3,033)
Proceeds from maturities of marketable securities	17,565	5,745	8,191
Life insurance premiums paid	(155)	(155)	(155)
Purchases of property, plant and equipment	(1,578)	(5,992)	(2,481)
Net cash provided by (used for) investing activities	235	(6,689)	2,522
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(8,877)	(8,720)	(8,452)
Cash dividends paid to noncontrolling interest of subsidiary	(204)	(170)	—
Shares purchased and retired	(15,190)	(10,967)	(9,858)
Proceeds from stock options exercised	4,284	2,994	6,144
Taxes paid related to the net share settlement of equity awards	(154)	(11)	(331)
Payment of contingent consideration	—	(5,217)	—
Proceeds from bank borrowings	31,570	121,959	160,534
Repayments of bank borrowings	(35,838)	(144,340)	(139,290)
Excess tax benefits from stock-based compensation	—	20	391
Net cash (used for) provided by financing activities	(24,409)	(44,452)	9,138
Effect of exchange rate changes on cash and cash equivalents	400	43	(837)
Net increase (decrease) in cash and cash equivalents	$9,743	$(4,216)	$5,427
CASH AND CASH EQUIVALENTS at beginning of year	13,710	17,926	12,499
CASH AND CASH EQUIVALENTS at end of year	$23,453	$13,710	$17,926
SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,901	$8,505	$10,341
Interest paid	$15	$436	$181

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

1. NATURE OF OPERATIONS

Weyco Group, Inc. (the “Company”) designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Umi. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 10 brick and mortar stores and internet businesses in the United States as of December 31, 2017. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

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

Cash and Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2017 and 2016, the Company’s cash and cash equivalents included investments in U.S. treasury bills, money market accounts, and cash deposits at various banks. The Company periodically has cash balances in excess of insured amounts. The Company has not experienced any losses on deposits in excess of insured amounts.

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
Years Ended December 31, 2017, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Inventories — Inventories are valued at cost, which is not in excess of net realizable value. The majority of inventories are determined on a last-in, first-out (“LIFO”) basis. Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs. The Company generally takes title to product at the time of shipping. See Note 5.

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

Impairment of Long-Lived Assets — Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. To derive the fair value, the Company utilizes the income approach and the fair value determined is categorized as Level 3 in the fair value hierarchy. The fair value of each asset group is determined using the estimated future cash flows discounted at an estimated weighted-average cost of capital. For purposes of the impairment review, the Company groups assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In the case of its retail stores, the Company groups assets at the individual store level. The Company performed the required impairment tests and found no impairment following the 2017 and 2015 impairment tests. In 2016, the testing resulted in an impairment charge of $113,000 which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings. This impairment charge was recorded within the Company’s retail segment.

Goodwill and Intangible Assets — Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired in a business combination. Other intangible assets consist of trademarks and customer relationships. Goodwill and trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of the asset. Customer relationships are amortized over their estimated useful lives. See Note 7.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

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

Revenue Recognition — Revenue from the sale of product is recognized when title and risk of loss transfers to the customer and the customer is obligated to pay the Company. Sales to independent dealers are recorded at the time of shipment to those dealers. Sales through Company-owned retail outlets are recorded at the time of delivery to retail customers. All product sales are recorded net of estimated allowances for returns and discounts. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $2.5 million for 2017, $2.8 million for 2016 and $3.6 million for 2015.

Shipping and Handling Fees — The Company classifies shipping and handling fees billed to customers as revenues. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the Consolidated Statements of Earnings. Wholesale segment shipping and handling expenses totaled $1.4 million in 2017, $1.6 million in 2016, and $1.9 million in 2015. Retail segment shipping and handling expenses, which resulted primarily from shipments to the Company’s U.S. internet consumers, totaled $1.6 million in 2017, $1.5 million in 2016, and $1.3 million in 2015.

Cost of Sales — The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses — Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection and warehousing costs), rent and depreciation. Distribution costs included in selling and administrative expenses were $11.5 million in 2017, $11.7 million in 2016, and $11.3 million in 2015.

Advertising Costs — Advertising costs are expensed as incurred. Total advertising costs were $10.4 million, $11.8 million, and $12.8 million in 2017, 2016 and 2015, respectively. All advertising expenses are included in selling and administrative expenses with the exception of co-op advertising

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

expenses which are recorded as a reduction of net sales. Co-op advertising expenses, which are included in the above totals, reduced net sales by $3.4 million, $4.0 million, and $4.2 million in 2017, 2016 and 2015, respectively.

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

Foreign Currency Transactions — Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains (losses) totaled $146,000 of gains in 2017, $513,000 of gains in 2016, and losses of ($961,000) in 2015.

The foreign currency transaction gains recognized in 2017 resulted mainly from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia. The foreign currency transaction gains recognized in 2016 resulted mainly from unrealized gains on foreign exchange contracts entered into by Florsheim Australia. The foreign currency transaction losses recognized in 2015 resulted mainly from unrealized losses on foreign exchange contracts entered into by Florsheim Australia, as well as losses from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia.

Financial Instruments — At December 31, 2017, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.0 million U.S. dollars at a price of approximately $1.3 million Australian dollars. These contracts all expire in 2018.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in the Company’s net sales or cost of sales. In 2017 and 2016, realized gains and losses on foreign exchange contracts were not material to the Company’s financial statements. In 2015, the Company recorded realized gains of $1.4 million on foreign exchange contracts.

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

The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2017	2016
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,186)	$(5,489)
Pension liability, net of tax	(13,673)	(11,080)
Total accumulated other comprehensive loss	$(17,859)	$(16,569)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The noncontrolling interest as recorded in the Consolidated Balance Sheets at December 31, 2017 and 2016, included foreign currency translation losses of approximately ($639,000) and ($1.1 million), respectively.

The following presents a tabular disclosure about changes in accumulated other comprehensive loss (dollars in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Balance, December 31, 2015	$(5,691)	$(12,776)	$(18,467)
Other comprehensive income before reclassifications	202	765	967
Amounts reclassified from accumulated other comprehensive loss	—	931	931
Net current period other comprehensive income	202	1,696	1,898
Balance, December 31, 2016	$(5,489)	$(11,080)	$(16,569)
Other comprehensive loss before reclassifications	1,303	(2,982)	(1,679)
Amounts reclassified from accumulated other comprehensive loss	—	389	389
Net current period other comprehensive income (loss)	1,303	(2,593)	(1,290)
Balance, December 31, 2017	$(4,186)	$(13,673)	$(17,859)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2017 and 2016 (dollars in thousands):

	Amounts reclassified from accumulated other comprehensive loss for the year ended December 31,			Affected line item in the statement where net income is presented
	2017	2016
Amortization of defined benefit pension items
Prior service cost	$(63)	$(262	)(1)	Other Expense, net
Actuarial losses	589	1,789	(1)	Other Expense, net
Total before tax	526	1,527
Tax benefit	(137)	(596)
Net of tax	$389	$931

(1)	These amounts were included in the computation of net pension expense. See Note 11 for additional details.

Stock-Based Compensation — At December 31, 2017, the Company had three stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation —  Stock Compensation, (“ASC 718”). The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Concentration of Credit Risk — The Company had no single customer that represented more than 10% of the Company’s gross accounts receivable balance at December 31, 2017. There was one individual customer accounts receivable balance outstanding that represented 11% of the Company’s gross accounts receivable balance at December 31, 2016. Additionally, there were no individual customers with sales above 10% of the Company’s total sales in 2017, 2016 and 2015.

Recent Accounting Pronouncements —

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This new standard allows entities to reclassify certain tax effects related to the enactment of the Tax Cuts and Jobs Act (“TCJA”) from accumulated other comprehensive loss (“AOCL”) to retained earnings. Prior to the issuance of the new guidance, a portion of the previously recognized deferred tax effects recorded in AOCL was “left stranded” in AOCL, as the effect of remeasuring the deferred taxes using the reduced U.S. federal corporate income tax rate was required to be recorded through income. The new guidance allows these stranded tax effects to be reclassified from AOCL to retained earnings. The new guidance will be effective on January 1, 2019, with early adoption permitted and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is still assessing which adoption method it will choose but it does not expect either method to have a material effect on its consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost”. This new standard requires that employers disaggregate the service cost component from the other components of net periodic pension cost in the income statement. The service cost component should be included in the same line item as other compensation costs rendered by employees, while the other cost components should be presented outside of earnings from operations. The Company adopted ASU 2017-07 effective January 1, 2017 and retrospectively applied it to all periods presented. Accordingly, the service cost component of net periodic pension cost was included within selling and administrative expenses while the other cost components were classified in other expense, net, in the Consolidated Statements of Earnings. See Note 11.

In January 2017, the FASB issued ASU 2017-04, “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard simplified the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on or after January 1, 2017. The Company early adopted ASU 2017-04 for its 2017 goodwill impairment test. The adoption of this standard had no impact on the Company’s results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.” This new standard simplified several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and specifies the classification of certain cash flows associated with share-based payment transactions within the statements of cash flows. The Company adopted ASU 2016-09 effective January 1, 2017. The adoption of this standard did not have a material impact on the Company’s results of operations or cash flows.

ASU No. 2014-09, “Revenue from Contracts with Customers,” outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

The Company completed an analysis of its revenue streams during the fourth quarter of 2017, and concluded that the adoption of the new revenue standard will not have a material impact on the Company’s consolidated financial position or results of operations. The effect is not material because the Company’s analysis of contracts under the new standard supports the recognition of revenue at a point in time for the majority of contracts, which is consistent with the current revenue recognition model. Revenue on the majority of contracts will continue to be recognized at a point in time because of the distinct transfer of control to the customer.

The Company’s analysis identified certain revenue components within its wholesale segment that were recorded within selling and administrative expenses through December 31, 2017, which, upon adoption of the new standard, would be recorded as Net Sales in the Consolidated Statements of Earnings. Additionally, certain provisions of the new standard provided clarification relating to the classification of certain costs incurred relating to revenue arrangements with customers. As a result, the Company will be classifying certain amounts in selling and administrative expenses that were previously classified as a reduction in Net Sales. The Company will adopt the new standard using the modified retrospective method in the first quarter of 2018.

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

Reclassifications — Certain prior year amounts in the Consolidated Statements of Earnings were reclassified to conform to current year presentation. For the twelve months ended December 31, 2016 and 2015, the Company reclassified $1,546,000 and $2,063,000 respectively, of expense from selling and administrative expenses to other expense, net. These amounts represent the non-service cost components of net periodic pension cost for the periods then ended, and were reclassified in connection with the adoption of ASU 2017-07. Additionally, certain prior year amounts in the Consolidated Statements of Cash Flows were reclassified to conform to current year presentation. These amounts represent the taxes paid related to the net share settlement of equity awards, and were reclassified in connection with the adoption of ASU 2016-09. Finally, certain prior year amounts within Accrued Liabilities in the Consolidated Balance Sheets were reclassified to conform to current year presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

3. FAIR VALUE OF FINANCIAL INSTRUMENTS  – (continued)

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

4. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of December 31, 2017, and 2016. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2017		2016
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,970	$5,977	$4,601	$4,610
Due from one through five years	10,260	10,536	12,133	12,486
Due from six through ten years	5,005	5,197	7,705	7,804
Due from eleven through twenty years	2,404	2,539	1,223	1,222
Total	$23,639	$24,249	$25,662	$26,122

The unrealized gains and losses on marketable securities at December 31, 2017 and 2016 were as follows:

	2017		2016
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$634	$(24)	$546	$(86)

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. The Company determined that no other-than-temporary impairment exists for the years ended December 31, 2017, 2016, and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

5. INVENTORIES

At December 31, 2017 and 2016, inventories consisted of:

	2017	2016
	(Dollars in thousands)
Finished shoes	$78,772	$88,277
LIFO reserve	(18,502)	(18,379)
Total inventories	$60,270	$69,898

Finished shoes included inventory in-transit of $17.3 million and $16.4 million at December 31, 2017 and 2016, respectively. At December 31, 2017, approximately 86% of the Company’s inventories were valued by the LIFO method of accounting while approximately 14% were valued by the first-in, first-out (“FIFO”) method of accounting. At December 31, 2016, approximately 89% of the Company’s inventories were valued by the LIFO method of accounting while approximately 11% were valued by the first-in, first-out (“FIFO”) method of accounting.

During 2017, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2014 purchases. The effect of the liquidation decreased cost of sales by $301,000 in 2017. During 2016, there were liquidations of LIFO inventory quantities which resulted in immaterial decreases in cost of sales. During 2015, there were no liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2015 purchases.

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2017 and 2016, property, plant and equipment consisted of:

	2017	2016
	(Dollars in thousands)
Land and land improvements	$3,778	$3,714
Buildings and improvements	26,912	26,912
Machinery and equipment	31,940	30,906
Retail fixtures and leasehold improvements	12,339	12,455
Construction in progress	3	39
Property, plant and equipment	74,972	74,026
Less: Accumulated depreciation	(43,329)	(40,309)
Property, plant and equipment, net	$31,643	$33,717

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

7. INTANGIBLE ASSETS

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net	Gross Carrying Amount	Accumulated Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$—	$11,112	$11,112	$—	$11,112
Trademarks	34,748	(1,770)	32,978	34,748	(1,770)	32,978
Total indefinite-lived intangible assets	$45,860	$(1,770)	$44,090	$45,860	$(1,770)	$44,090

The Company’s goodwill resulted from the 2011 acquisition of the BOGS/Rafters brands. This goodwill is tested for impairment annually by comparing the applicable reporting unit’s fair value to its carrying value. Fair value of the applicable reporting unit was estimated using a discounted cash flow methodology. If the carrying value of the reporting unit exceeds its fair value, a goodwill impairment charge would be recorded for the difference (up to the carrying value of the goodwill). The Company determined that the applicable reporting unit was its wholesale segment. In 2017, the impairment test determined that the fair value of the wholesale segment substantially exceeded its carrying value, therefore, goodwill was deemed not impaired. The Company has never recorded an impairment charge on this goodwill.

The Company’s trademarks are tested for impairment annually by comparing the fair value of each trademark to its related carrying value. Fair value was estimated using a discounted cash flow methodology. In 2017, the impairment tests determined that the fair value of the trademarks exceeded their related carrying values. There were no impairment charges recorded on the trademarks following the 2017 and 2015 impairment tests. In the fourth quarter of 2016, the Company evaluated the current state of the Umi business and determined the brand did not fit the long-term strategic objectives of the Company. As a result, the Company recorded a $1,770,000 impairment charge to write off the majority of the value of the Umi trademark in 2016. This impairment charge was recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

The Company’s amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

	Weighted Average Life (Years)	December 31, 2017			December 31, 2016
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	3,500	(1,594)	1,906	3,500	(1,361)	2,139
Total amortizable intangible assets		$3,500	$(1,594)	$1,906	$3,500	$(1,361)	$2,139

The amortizable intangible assets are included within other assets in the Consolidated Balance Sheets. See Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

7. INTANGIBLE ASSETS  – (continued)

The Company recorded amortization expense for intangible assets of $233,000 in 2017, $240,000 in 2016, and $273,000 in 2015. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense to be as follows:

(Dollars in thousands)	Intangible Assets
2018	$233
2019	233
2020	233
2021	233
2022	233
Thereafter	741
Total	$1,906

8. OTHER ASSETS

Other assets included the following amounts at December 31, 2017 and 2016:

	2017	2016
	(Dollars in thousands)
Cash surrender value of life insurance	$16,277	$15,604
Amortizable intangible assets (See Note 7)	1,906	2,139
Investment in real estate	2,397	2,297
Other	2,517	2,745
Total other assets	$23,097	$22,785

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $17.0 million in aggregate as of December 31, 2017.

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The building, which is classified as an investment in real estate in the above table, serves as the Company’s Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments — Equity Method and Joint Ventures.

9. SHORT-TERM BORROWINGS

At December 31, 2017, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2018. The line of credit bears interest at the daily London Interbank Offered Rate (“LIBOR”) plus 0.75%. At December 31, 2017, there were no amounts outstanding on the line of credit. The highest balance on the line of credit during 2017 was $4.8 million. At December 31, 2016, outstanding borrowings totaled approximately $4.3 million at an interest rate of 1.52%.

10. CONTINGENT CONSIDERATION

Contingent consideration was comprised of two earn-out payments that the Company was obligated to pay the former shareholders of The Combs Company (“Bogs”) in connection with the Company’s acquisition of Bogs in 2011. The estimate of contingent consideration was formula-driven and was based on Bogs achieving certain levels of gross margin dollars between January 1, 2011, and December 31, 2015. The first earn-out payment was paid on March 28, 2013 in the amount of $1,270,000. The second and final earn-out payment was paid on March 23, 2016 in the amount of $5,217,000. In accordance with ASC 805, Business Combinations, the Company remeasured its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

10. CONTINGENT CONSIDERATION  – (continued)

estimate of the fair value of the liability at each reporting date. The change in fair value was recognized within selling and administrative expenses in the consolidated statements of earnings for the year ended December 31, 2015.

The total contingent consideration was reflected in the Company’s wholesale segment. The fair value measurement of the contingent consideration was based on significant inputs not observed in the market and thus represented a level 3 valuation as defined by ASC 820.

11. EMPLOYEE RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all employees, as well as an unfunded supplemental pension plan for key executives. Retirement benefits are provided based on employees’ years of credited service and average earnings or stated amounts for years of service. Normal retirement age is 65 with provisions for earlier retirement. The plan also has provisions for disability and death benefits. The plan closed to new participants as of August 1, 2011 and benefit accruals under the plan were frozen effective December 31, 2016.

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

The Company’s pension plan’s weighted average asset allocation at December 31, 2017 and 2016, by asset category, was as follows:

	Plan Assets at December 31,
	2017	2016
Asset Category:
Equity Securities	55%	54%
Fixed Income Securities	39%	38%
Other	6%	8%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.00% long-term rate of return on assets assumption for 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

11. EMPLOYEE RETIREMENT PLANS  – (continued)

Assumptions used in determining the funded status at December 31, 2017 and 2016 were:

	2017	2016
Discount rate	3.71%	4.35%
Rate of compensation increase	—	4.00%

The rate of compensation increase was not applicable in 2017 as benefit accruals under the plan were frozen effective December 31, 2016.

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2017 and 2016:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2017	2016	2017	2016
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$45,079	$48,677	$15,409	$14,261
Service cost	378	1,328	185	310
Interest cost	1,616	1,833	591	616
Plan curtailment	—	(5,098)	—	(919)
Actuarial loss	4,423	2,282	1,519	1,527
Benefits paid	(2,121)	(3,943)	(528)	(386)
Projected benefit obligation, end of year	$49,375	$45,079	$17,176	$15,409
Change in plan assets
Fair value of plan assets, beginning of year	32,278	32,345	—	—
Actual return on plan assets	4,590	1,791	—	—
Administrative expenses	(378)	(315)	—	—
Contributions	4,000	2,400	528	386
Benefits paid	(2,121)	(3,943)	(528)	(386)
Fair value of plan assets, end of year	$38,369	$32,278	$—	$—
Funded status of plan	$(11,006)	$(12,801)	$(17,176)	$(15,409)
Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities – other	$—	$—	$(416)	$(409)
Long-term pension liability	(11,006)	(12,801)	(16,760)	(15,000)
Net amount recognized	$(11,006)	$(12,801)	$(17,176)	$(15,409)
Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $5,904, $5,373, $2,166 and $1,802, respectively	$9,916	$8,403	$3,854	$2,820
Prior service cost, net of income tax liability of $0, $0, ($75) and ($91), respectively	—	—	(97)	(143)
Net amount recognized	$9,916	$8,403	$3,757	$2,677

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

11. EMPLOYEE RETIREMENT PLANS  – (continued)

On November 7, 2016, the Board of Directors of the Company authorized the freezing of the pension plan, whereby benefit accruals would be frozen effective December 31, 2016. No curtailment gain was recognized in earnings. This plan change reduced the service and interest cost of the plans in 2017.

Another effect of the pension freeze was a reduction of the projected benefit obligation (“PBO”) to the amount of the plans’ accumulated benefit obligation. Therefore, the accumulated benefit obligation of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ PBO, as shown in the above table, at December 31, 2017 and 2016.

On September 15, 2016, the pension plan was amended to offer an immediate pension payout either as a one-time lump sum or annuity payment to certain former employees who had not yet commenced benefits under the plan. Benefits were calculated as of December 1, 2016, with lump sum payments being paid in December 2016 and annuity payments beginning January 1, 2017. As of December 31, 2016, $1.9 million in lump sum payments were paid as a result of this amendment. These lump sum payments were included in the 2016 “Benefits paid” line item in the above table.

Assumptions used in determining net periodic pension cost for the years ended December 31, 2017, 2016 and 2015 were:

	Defined Benefit Pension Plan			Supplemental Pension Plan
	2017	2016	2015	2017	2016	2015
Discount rate for determining projected benefit obligation	4.33%	4.60%	4.17%	4.41%	4.67%	4.17%
Discount rate in effect for determining service cost	—	4.81%	4.17%	4.62%	4.84%	4.17%
Discount rate in effect for determining interest cost	3.63%	3.93%	4.17%	3.92%	4.18%	4.17%
Rate of compensation increase	—	4.00%	4.00%	—	4.00%	4.00%
Long-term rate of return on plan assets	7.00%	7.50%	7.50%	—	—	—

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

The Company considered the adoption of the spot-rate approach a change in accounting estimate and recognized the effects of the change on a prospective basis. The effects of adopting the spot-rate approach reduced net pension expense by approximately $522,000 in 2016, primarily due to a reduction in interest cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The components of net periodic pension cost for the years ended December 31, 2017, 2016 and 2015, were:

	2017	2016	2015
	(Dollars in thousands)
Service cost	$563	$1,638	$1,636
Interest cost	2,207	2,449	2,665
Expected return on plan assets	(2,301)	(2,430)	(2,364)
Net amortization and deferral	526	1,527	1,762
Net periodic pension cost(1)	$995	$3,184	$3,699

(1)	The decrease in net periodic pension cost in 2017 was a result of freezing benefit accruals under the plan, effective December 31, 2016.

The components of net periodic pension cost other than the service cost component were included in “other expense, net” in the Consolidated Statements of Earnings.

The Company expects to recognize expense of $700,000 due to the amortization of unrecognized loss and income of $63,000 due to the amortization of prior service credit as components of net periodic pension cost in 2018 which are included in accumulated other comprehensive loss at December 31, 2017.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the Company expects that any cash contributions necessary to satisfy these requirements would not be material in 2018.

Projected benefit payments for the plans as of December 31, 2017, were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2018	$2,512	$416
2019	$2,651	$450
2020	$2,678	$485
2021	$2,695	$520
2022	$2,686	$566
2023 – 2027	$13,901	$4,383

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The following table summarizes the fair value of the Company’s pension plan assets as of December 31, 2017, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2017
	Quoted Prices in Active Markets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
	(Dollars in thousands)
Common stocks	$13,855	$1,628	$—	$15,483
Preferred stocks	290	57	—	347
Exchange traded funds	5,546	—	—	5,546
Corporate obligations	—	5,867	—	5,867
State and municipal obligations	—	1,313	—	1,313
Pooled fixed income funds	6,895	—	—	6,895
U.S. government securities	—	381	—	381
Cash and cash equivalents	2,444	—	—	2,444
Subtotal	$29,030	$9,246	$—	$38,276
Other assets(1)				93
Total				$38,369

(1)	This category represents trust receivables that are not leveled.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

11. EMPLOYEE RETIREMENT PLANS  – (continued)

The Company also has a defined contribution plan covering substantially all employees. The Company contributed $786,000 $417,000, and $350,000 to the plan in 2017, 2016, and 2015, respectively. Effective January 1, 2017, the Company amended its defined contribution plan to increase the Company match formula for all plan participants.

12. INCOME TAXES

The provision for income taxes included the following components for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands)
Current:
Federal	$3,904	$5,965	$8,801
State	499	1,027	1,314
Foreign	633	737	501
Total	5,036	7,729	10,616
Deferred	2,187	(2,645)	346
Total provision	$7,223	$5,084	$10,962

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.9	3.5	3.4
Non-taxable municipal bond interest	(0.9)	(1.0)	(1.0)
Foreign income tax rate differences	0.1	(0.6)	0.4
Life insurance deferred tax reversal	—	(14.2)	—
Impact of tax rate change on deferred taxes	(5.8)	—	—
Other	(1.1)	0.3	(0.1)
Effective tax rate	30.2%	23.0%	37.7%

On December 22, 2017, the TCJA was enacted. The TCJA makes broad and complex changes to the U.S. tax code including, among other things, (1) reducing the U.S. federal corporate tax rate, and (2) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries. The TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.

In the fourth quarter of 2017, the Company recognized $1.5 million of non-cash tax benefit due to the revaluation of deferred tax assets and liabilities from the change in the U.S. federal corporate tax rate. This tax benefit reduced the Company’s provision for income taxes and effective tax rate for 2017. The Company also analyzed, in reasonable detail, based on a current earnings and profit studies of the Company’s foreign subsidiaries, the impact of the one-time transition tax. Based on this analysis, management determined that the impact of the one-time transition tax would not be material to the Company’s consolidated financial position, results of operations or cash flows.

Tax benefits recognized in connection with the enactment of the TCJA may change due to, among other things, additional guidance that may be issued by the U.S. Department of the Treasury with respect to the TCJA and revisions to the Company’s assumptions as further information and interpretations become available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

12. INCOME TAXES  – (continued)

In the fourth quarter of 2016, the Company’s provision for income taxes and effective tax rate were reduced due to a one-time adjustment related to corporate-owned life insurance policies. At that time, the Company reviewed its liquidity needs and sources of capital, including evaluating whether it would need the cash available under corporate-owned life insurance policies on two former executives. It was determined that the chances were remote that the Company would need to surrender the policies to satisfy liquidity needs, and, as a result, the Company reversed the $3.1 million deferred tax liability related to the policies.

The foreign component of pretax net earnings was $1.9 million, $2.7 million, and $1.3 million for 2017, 2016, and 2015, respectively.

In general, it is the Company’s practice and intention to permanently reinvest unremitted earnings of foreign subsidiaries, and this position has not changed following the enactment of the TCJA. As of December 31, 2017, unremitted foreign earnings of foreign subsidiaries totaled $7.1 million. A deferred tax liability has not been recorded on these unremitted foreign earnings. Future dividends, if any, would be paid only out of current year earnings. Notwithstanding the above, if the unremitted foreign earnings at December 31, 2017 were to be repatriated in the future, the related deferred tax liability would not be material to Company’s financial statements.

The components of deferred taxes as of December 31, 2017, and 2016 were as follows:

	2017	2016
	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$199	$341
Pension liability	7,307	11,002
Accrued liabilities	1,975	2,648
Carryfoward losses	250	129
Foreign currency losses on intercompany loans	(46)	53
	9,685	14,173
Deferred income tax liabilities:
Inventory and related reserves	(2,989)	(3,744)
Cash value of life insurance	(337)	(441)
Property, plant and equipment	(1,373)	(1,483)
Intangible assets	(6,125)	(8,284)
Prepaid expenses and other assets	(180)	(264)
	(11,004)	(14,216)
Net deferred income tax liabilities	$(1,319)	$(43)

The net deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2017	2016
	(Dollars in thousands)
Non-current deferred income tax benefits	$750	$660
Non-current deferred income tax liabilities	(2,069)	(703)
Net deferred income tax liabilities	$(1,319)	$(43)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

12. INCOME TAXES  – (continued)

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2017	2016	2015
	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$275	$284	$—
Increases related to current year tax positions	144	239	284
Decreases due to settlements of tax positions	(7)	(248)	—
Unrecognized tax benefits balance at December 31,	$412	$275	$284

The unrecognized tax benefits at December 31, 2017 and 2016, include $72,000 and $70,000, respectively, of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2017 and 2016.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2014 through 2017 tax years remain subject to examination by those taxing authorities.

13. COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases office space in the U.S. and its distribution facilities in Canada and overseas. Total minimum rents were $10.1 million in 2017, $9.8 million in 2016 and $9.1 million in 2015. Percentage rentals were $254,000 in 2017, $441,000 in 2016, and $461,000 in 2015.

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017, are shown below. Renewal options exist for many long-term leases.

(Dollars in thousands)	Operating Leases
2018	$9,390
2019	8,442
2020	6,935
2021	5,074
2022	2,869
Thereafter	3,885
Total	$36,595

At December 31, 2017, the Company also had purchase commitments of approximately $57.0 million to purchase inventory, all of which were due in less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

14. STOCK REPURCHASE PROGRAM

In 1998 the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. This includes the additional 1.0 million shares that the Company’s Board of Directors authorized for repurchase on October 31, 2017.

In 2017, the Company purchased 548,539 shares at a total cost of $15.2 million through its stock repurchase program. In 2016, the Company purchased 410,983 shares at a total cost of $11.0 million through its stock repurchase program. In 2015, the Company purchased 354,741 shares at a total cost of $9.9 million through its stock repurchase program. As of December 31,2017, there were 1,016,636 authorized shares remaining under the program.

15. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$16,491	$16,472	$18,212
Denominator:
Basic weighted average shares outstanding	10,253	10,519	10,773
Effect of dilutive securities:
Employee stock-based awards	61	53	86
Diluted weighted average shares outstanding	10,314	10,572	10,859
Basic earnings per share	$1.61	$1.57	$1.69
Diluted earnings per share	$1.60	$1.56	$1.68

Diluted weighted average shares outstanding for 2017 exclude antidilutive stock options totaling 759,916 shares at a weighted average price of $27.27. Diluted weighted average shares outstanding for 2016 exclude antidilutive stock options totaling 873,276 shares at a weighted average price of $26.86. Diluted weighted average shares outstanding for 2015 exclude antidilutive stock options totaling 720,757 shares at a weighted average price of $27.59.

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

16. SEGMENT INFORMATION  – (continued)

parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2017, 2016 and 2015, there was no single customer with sales above 10% of the Company’s total sales.

In the retail segment, the Company operated 10 brick and mortar retail stores and internet businesses in the United States as of December 31, 2017. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2017
Product sales	$214,733	$20,860	$45,613	$281,206
Licensing revenues	2,543	—	—	2,543
Net sales	217,276	20,860	45,613	283,749
Depreciation	2,606	412	938	3,956
Earnings from operations	20,224	1,374	1,814	23,412
Total assets	228,738	4,548	29,546	262,832
Capital expenditures	735	338	505	1,578
2016
Product sales	$224,752	$21,883	$47,513	$294,148
Licensing revenues	2,785	—	—	2,785
Net sales	227,537	21,883	47,513	296,933
Depreciation	2,361	461	848	3,670
Earnings from operations	17,944	2,109	2,729	22,782
Total assets	234,005	5,341	28,894	268,240
Capital expenditures	3,650	1,188	1,154	5,992
2015
Product sales	$247,738	$22,121	$47,126	$316,985
Licensing revenues	3,632	—	—	3,632
Net sales	251,370	22,121	47,126	320,617
Depreciation	2,210	535	867	3,612
Earnings from operations	26,335	2,519	2,994	31,848
Total assets	267,265	4,372	27,360	298,997
Capital expenditures	1,329	399	753	2,481

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

16. SEGMENT INFORMATION  – (continued)

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands)
Net Sales:
United States	$219,685	$231,462	$252,459
Canada	18,451	17,958	21,031
Europe	7,433	8,014	7,291
Australia	28,082	28,390	27,224
Asia	6,812	7,702	9,050
South Africa	3,286	3,407	3,562
Total	$283,749	$296,933	$320,617
Long-Lived Assets:
United States	$72,328	$74,548	$74,658
Other	7,708	7,695	7,699
	$80,036	$82,243	$82,357

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), goodwill, trademarks, investment in real estate and amortizable intangible assets.

17. STOCK-BASED COMPENSATION PLANS

At December 31, 2017, the Company had three stock-based compensation plans: the 2011 Incentive Plan, the 2014 Incentive Plan, and the 2017 Incentive Plan (collectively, “the Plans”). Under the Plans, options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant. The Company issues new common stock to satisfy stock option exercises and the issuance of restricted stock awards. The 2017 Incentive Plan was approved by the Company’s shareholders on May 9, 2017. Awards are no longer granted under the 2011 and 2014 plans.

Stock options and restricted stock awards were granted on August 25th in each of the years 2017, 2016 and 2015. Under the Plans, stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Stock options granted in 2017 vest ratably over five years and expire ten years from the grant date. Stock options granted in 2016 and 2015 vest ratably over four years and expire six years from the grant date. Restricted stock granted in 2017, 2016, and 2015 vests ratably over four years. As of December 31, 2017, there were approximately 1.3 million shares remaining available for stock-based awards under the 2017 Incentive Plan.

In accordance with ASC 718, stock-based compensation expense was recognized in the 2017, 2016 and 2015 consolidated financial statements for stock options and restricted stock awards granted since 2011. An estimate of forfeitures, based on historical data, was included in the calculation of stock-based compensation. The effect of applying the expense recognition provisions of ASC 718 decreased Earnings before Provision for Income Taxes by $1,622,000 in 2017 and $1,559,000 in each of the years 2016 and 2015.

As of December 31, 2017, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2014 through 2017 which is expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

17. STOCK-BASED COMPENSATION PLANS  – (continued)

recognized over the weighted-average remaining vesting period of 2.7 years. As of December 31, 2017, there was $1.6 million of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2014 through 2017 which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2017, 2016 and 2015:

	2017	2016	2015
Risk-free interest rate	2.04%	1.09%	1.36%
Expected dividend yield	3.15%	3.29%	3.12%
Expected term	8.0	4.3 years	4.3 years
Expected volatility	19.7%	21.3%	21.6%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2017		2016		2015
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,486,257	$26.13	1,351,826	$26.09	1,355,416	$25.36
Granted	211,200	27.94	277,800	25.51	299,700	25.64
Exercised	(174,989)	24.48	(123,294)	24.28	(279,090)	22.02
Forfeited or expired	(19,975)	26.53	(20,075)	26.52	(24,200)	26.58
Outstanding at end of year	1,502,493	$26.57	1,486,257	$26.13	1,351,826	$26.09
Exercisable at end of year	877,131	$26.59	762,132	$26.07	594,906	$25.55
Weighted average fair market value of options granted	$4.05		$3.05		$3.30

	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2017	3.8	$4,733,000
Exercisable – December 31, 2017	2.4	$2,746,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 29, 2017 of $29.72 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

17. STOCK-BASED COMPENSATION PLANS  – (continued)

Non-vested Stock Options

Non-vested Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested – December 31, 2014	751,582	$26.74	$3.12
Granted	299,700	25.64	3.30
Vested	(275,187)	26.14	3.36
Forfeited	(19,175)	26.59	3.14
Non-vested – December 31, 2015	756,920	$26.53	$3.10
Granted	277,800	25.51	3.05
Vested	(293,720)	26.39	3.13
Forfeited	(16,875)	26.37	3.10
Non-vested – December 31, 2016	724,125	$26.20	$3.07
Granted	211,200	27.94	4.05
Vested	(296,638)	26.71	3.01
Forfeited	(13,325)	26.16	3.12
Non-vested – December 31, 2017	625,362	$26.55	$3.43

The following table summarizes information about outstanding and exercisable stock options at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$23.53 to $25.86	689,993	3.4	$25.11	350,843	$24.67
$27.04 to $28.50	812,500	4.2	$27.81	526,288	$27.87
	1,502,493	3.8	$26.57	877,131	$26.59

The following table summarizes stock option activity for the years ended December 31:

	2017	2016	2015
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$618	$455	$1,705
Cash received from stock option exercises	$4,284	$2,994	$6,144
Income tax benefit from the exercise of stock options	$188	$178	$665
Total fair value of stock options vested	$892	$919	$925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

17. STOCK-BASED COMPENSATION PLANS  – (continued)

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2015, 2016 and 2017:

Non-vested Restricted Stock	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested – December 31, 2014	54,050	$26.58
Issued	21,900	25.64
Vested	(20,700)	25.94
Non-vested – December 31, 2015	55,250	26.45
Issued	26,900	25.51
Vested	(22,025)	26.26
Forfeited	(1,625)	26.30
Non-vested – December 31, 2016	58,500	$26.09
Issued	30,800	27.94
Vested	(23,250)	26.54
Non-vested – December 31, 2017	66,050	$26.79

At December 31, 2017, the Company expected 66,050 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.8 years. These shares had an aggregate intrinsic value of $2.0 million at December 31, 2017. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 29, 2017 of $29.72 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $167,000 in 2017, $230,000 in 2016, and $221,000 in 2015.

18. QUARTERLY FINANCIAL DATA (Unaudited)

(In thousands, except per share amounts)

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$69,120	$57,453	$76,906	$80,270	$283,749
Gross earnings	$25,228	$22,090	$29,468	$33,907	$110,693
Net earnings attributable to Weyco Group, Inc.	$2,217	$1,257	$4,934	$8,083	$16,491
Net earnings per share:
Basic	$0.21	$0.12	$0.49	$0.79	$1.61
Diluted	$0.21	$0.12	$0.48	$0.79	$1.60

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$78,900	$56,867	$79,069	$82,097	$296,933
Gross earnings	$27,127	$22,291	$29,322	$33,303	$112,043
Net earnings attributable to Weyco Group, Inc.	$2,687	$1,000	$4,600	$8,185	$16,472
Net earnings per share:
Basic	$0.25	$0.09	$0.44	$0.79	$1.57
Diluted	$0.25	$0.09	$0.44	$0.78	$1.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016 and 2015

19. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful Accounts	Returns and Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2014	$1,227	$1,157	$2,384
Add – Additions charged to earnings	235	3,200	3,435
Deduct – Charges for purposes for which reserves were established	(286)	(3,276)	(3,562)
BALANCE, DECEMBER 31, 2015	$1,176	$1,081	$2,257
Add – Additions charged to earnings	76	3,290	3,366
Deduct – Charges for purposes for which reserves were established	(90)	(2,829)	(2,919)
Deduct – Adjustment to reserve	(188)	—	(188)
BALANCE, DECEMBER 31, 2016	$974	$1,542	$2,516
Add – Additions charged to earnings	621	3,865	4,486
Deduct – Charges for purposes for which reserves were established	(624)	(4,072)	(4,696)
Deduct – Adjustment to reserve	(100)	—	(100)
BALANCE, DECEMBER 31, 2017	$871	$1,335	$2,206

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 13, 2018, the date these financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention, on a timely basis, information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Reports of Independent Registered Public Accounting Firm

The attestation report from the Company’s independent registered public accounting firm required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2018 (the “2018 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2018 Proxy Statement in sections entitled “Compensation Discussion and Analysis and Executive Compensation,” “Director Compensation,” and “Corporate Governance and Compensation Committee Interlocks and Insider Participation,” and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2018 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2017:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,502,493	$26.57	1,258,000
Equity compensation plans not approved by shareholders	—	—	—
Total	1,502,493	$26.57	1,258,000

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2018 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2018 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements — See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2017 Annual Report on Form 10-K.
(2)	Financial Statement Schedules — Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.
(b)	List of Exhibits.

ITEM 16 FORM 10-K SUMMARY

None

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004
3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007
10.1	Subscription Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc. and David Mayne Venner	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2008
10.2	Shareholders Agreement relating to Florsheim Australia Pty Ltd, dated January 23, 2009 by and among Florsheim Australia Pty Ltd, Seraneuse Pty Ltd as trustee for the Byblose Trust, Weyco Group, Inc, and David Mayne Venner	Exhibit 10.2 to Form 10-K for Year Ended December 31, 2008
10.3	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008
10.4	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008
10.4a	Loan Modification Agreement dated December 6, 2012 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4a to Form 10-K for Year Ended December 31, 2013
10.5*	Consulting Agreement — Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001
10.6*	Employment Agreement (Renewal) — Thomas W. Florsheim, Jr., dated January 1, 2017	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2016
10.7*	Employment Agreement (Renewal) — John W. Florsheim, dated January 1, 2017	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2016

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.8*	Excess Benefits Plan — Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016
10.9*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006
10.9a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016
10.10*	Deferred Compensation Plan — Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016
10.11	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 2, 2017	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2017
10.12	PNC Bank Loan Agreement, dated November 5, 2013	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2013
10.13	PNC Bank Committed Line of Credit Note, dated November 5, 2013	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2013
10.14*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008
10.19*	Weyco Group, Inc. 2011 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 3, 2011
10.20*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014
10.21*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 9, 2017
10.21a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21a to Form 10-Q for Quarter Ended September 30, 2017
10.21b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21b to Form 10-Q for Quarter Ended September 30, 2017
10.21c*	Form of restricted stock agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21c to Form 10-Q for Quarter Ended September 30, 2017
21	Subsidiaries of the Registrant		X

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm dated March 13, 2018		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X
101	The following financial information from Weyco Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Earnings for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.
By /s/ John F. Wittkowske John F. Wittkowske, Senior Vice President, Chief Financial Officer and Secretary	March 13, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 13, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

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