Form 10-Q
period 2018-03-31
WEYCO GROUP INC
filed 2018-05-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of April 27, 2018, there were 10,280,518 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$30,082	$23,453
Marketable securities, at amortized cost	5,326	5,970
Accounts receivable, net	50,771	49,451
Income tax receivable	176	669
Inventories	51,087	60,270
Prepaid expenses and other current assets	3,237	5,770
Total current assets	140,679	145,583

Marketable securities, at amortized cost	18,186	17,669
Deferred income tax benefits	741	750
Property, plant and equipment, net	30,758	31,643
Goodwill	11,112	11,112
Trademarks	32,978	32,978
Other assets	23,096	23,097
Total assets	$257,550	$262,832

LIABILITIES AND EQUITY:
Accounts payable	$5,263	$8,905
Dividend payable	-	2,228
Accrued liabilities	11,027	14,031
Total current liabilities	16,290	25,164

Deferred income tax liabilities	2,237	2,069
Long-term pension liability	27,643	27,766
Other long-term liabilities	2,016	2,174
Total liabilities	48,186	57,173

Common stock	10,268	10,162
Capital in excess of par value	59,013	55,884
Reinvested earnings	151,080	150,350
Accumulated other comprehensive loss	(17,826)	(17,859)
Total Weyco Group, Inc. equity	202,535	198,537
Noncontrolling interest	6,829	7,122
Total equity	209,364	205,659
Total liabilities and equity	$257,550	$262,832

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)

Net sales	$69,526	$69,120
Cost of sales	42,901	43,892
Gross earnings	26,625	25,228

Selling and administrative expenses	23,058	21,769
Earnings from operations	3,567	3,459

Interest income	233	179
Interest expense	-	(7)
Other expense, net	(43)	(135)

Earnings before provision for income taxes	3,757	3,496

Provision for income taxes	941	1,381

Net earnings	2,816	2,115

Net loss attributable to noncontrolling interest	(171)	(102)

Net earnings attributable to Weyco Group, Inc.	$2,987	$2,217

Weighted average shares outstanding
Basic	10,173	10,435
Diluted	10,361	10,498

Earnings per share
Basic	$0.29	$0.21
Diluted	$0.29	$0.21

Cash dividends declared (per share)	$0.22	$0.21

Comprehensive income	$2,815	$2,875
Comprehensive (loss) income attributable to noncontrolling interest	(205)	166
Comprehensive income attributable to Weyco Group, Inc.	$3,020	$2,709

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,816	$2,115
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	962	1,001
Amortization	92	97
Bad debt expense	105	133
Deferred income taxes	135	10
Net foreign currency transaction (gains) losses	(14)	1
Stock-based compensation	351	369
Pension expense	213	266
Increase in cash surrender value of life insurance	(135)	(135)
Changes in operating assets and liabilities -
Accounts receivable	(1,415)	2,823
Inventories	9,165	14,765
Prepaid expenses and other assets	2,590	3,210
Accounts payable	(3,586)	(7,096)
Accrued liabilities and other	(3,402)	(1,276)
Accrued income taxes	490	981
Net cash provided by operating activities	8,367	17,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,241)	(250)
Proceeds from maturities of marketable securities	1,350	1,850
Purchases of property, plant and equipment	(125)	(416)
Net cash (used for) provided by investing activities	(16)	1,184

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,471)	(4,378)
Cash dividends paid to noncontrolling interest of subsidiary	(88)	(204)
Shares purchased and retired	-	(2,393)
Proceeds from stock options exercised	2,884	356
Proceeds from bank borrowings	-	6,816
Repayments of bank borrowings	-	(11,084)
Net cash used for financing activities	(1,675)	(10,887)

Effect of exchange rate changes on cash and cash equivalents	(47)	202

Net increase in cash and cash equivalents	$6,629	$7,763

CASH AND CASH EQUIVALENTS at beginning of period	23,453	13,710

CASH AND CASH EQUIVALENTS at end of period	$30,082	$21,473

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$146	$308
Interest paid	$-	$7

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2018, may not necessarily be indicative of the results for the full year.

2.	New Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue - Revenue from Contracts with Customers and all related amendments, which were together codified into Accounting Standards Codification (ASC) 606. This guidance was adopted using the modified retrospective method. The adoption of ASC 606 did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of retained earnings to account for the implementation of the new requirements of this standard. The Company does not expect the adoption of this guidance will have a material effect on the results of operations in future periods. See Note 3.

3.	Revenue Recognition

The Company’s revenue contracts represent a single performance obligation to sell its products to its customers. Sales are recorded at the time control of the products is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the products. All revenue is recorded net of estimated allowances for returns and discounts; these revenue offsets are accrued at the time of the sale. Generally, payments from customers are received within 90 days following the sale. The Company’s contracts with customers do not have significant financing components or significant prepayments from customers, and there is no non-cash consideration. The Company does not have unbilled revenue, and there are no contract assets or contract liabilities.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$2,987	$2,217

Denominator:
Basic weighted average shares outstanding	10,173	10,435
Effect of dilutive securities:
Employee stock-based awards	188	63
Diluted weighted average shares outstanding	10,361	10,498

Basic earnings per share	$0.29	$0.21

Diluted earnings per share	$0.29	$0.21

Diluted weighted average shares outstanding for the three months ended March 31, 2018, exclude anti-dilutive stock options totaling 207,000 shares of common stock at a weighted average price of $27.94. Diluted weighted average shares outstanding for the three months ended March 31, 2017, exclude anti-dilutive stock options totaling 573,000 shares of common stock at a weighted average price of $27.45.

5.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of March 31, 2018, and December 31, 2017.

	March 31, 2018		December 31, 2017
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,326	$5,331	$5,970	$5,977
Due from one through five years	10,142	10,331	10,260	10,536
Due from six through ten years	5,424	5,497	5,005	5,197
Due from eleven through twenty years	2,620	2,685	2,404	2,539
Total	$23,512	$23,844	$23,639	$24,249

The unrealized gains and losses on marketable securities at March 31, 2018, and at December 31, 2017, were as follows:

	March 31, 2018		December 31, 2017
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$415	$(83)	$634	$(24)

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2018 and determined that no other-than-temporary market value impairment exists.

6.	Intangible Assets

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

	March 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Impairment	Net	Amount	Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$-	$11,112	$11,112	$-	$11,112
Trademarks	34,748	(1,770)	32,978	34,748	(1,770)	32,978
Total indefinite-lived intangible assets	$45,860	$(1,770)	$44,090	$45,860	$(1,770)	$44,090

The Company’s amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

		March 31, 2018			December 31, 2017
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
	(Dollars in thousands)				(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(1,653)	$1,847	$3,500	$(1,594)	$1,906
Total amortizable intangible assets		$3,500	$(1,653)	$1,847	$3,500	$(1,594)	$1,906

Amortization expense related to the intangible assets was approximately $60,000 in both the first quarters of 2018 and 2017. The amortizable intangible assets are included within other assets in the Consolidated Condensed Balance Sheets (Unaudited).

7.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2018 and 2017, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2018
Product sales	$52,995	$4,927	$10,811	$68,733
Licensing revenues	793	-	-	793
Net sales	$53,788	$4,927	$10,811	$69,526
Earnings (loss) from operations	$3,390	$206	$(29)	$3,567

2017
Product sales	$52,149	$4,930	$11,340	$68,419
Licensing revenues	701	-	-	701
Net sales	$52,850	$4,930	$11,340	$69,120
Earnings from operations	$3,166	$43	$250	$3,459

8.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Service cost	$151	$140
Interest cost	549	548
Expected return on plan assets	(646)	(542)
Net amortization and deferral	159	120
Net periodic pension cost	$213	$266

The components of net periodic pension cost other than the service cost component were included in "other expense, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

9.	Stock-Based Compensation Plans

During the three months ended March 31, 2018, the Company recognized approximately $351,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2014 through 2017. During the three months ended March 31, 2017, the Company recognized approximately $369,000 of compensation expense associated with stock option and restricted stock awards granted in the years 2013 through 2016.

The following table summarizes the Company’s stock option activity for the three-month period ended March 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2017	1,502,493	$26.57
Exercised	(107,743)	$26.76
Forfeited or expired	(11,575)	$26.52
Outstanding at March 31, 2018	1,383,175	$26.56	3.7	$9,744,000
Exercisable at March 31, 2018	769,388	$26.57	2.1	$5,412,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on March 29, 2018, the last trading day of the quarter, of $33.60 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$501	$41
Cash received from stock option exercises	$2,884	$356
Income tax benefit from the exercise of stock options	$130	$15

The following table summarizes the Company’s restricted stock award activity for the three-month period ended March 31, 2018:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2017	66,050	$26.79
Issued	-	-
Vested	-	-
Forfeited	(1,675)	26.59
Non-vested at March 31, 2018	64,375	$26.80	2.6	$2,163,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on March 29, 2018, the last trading day of the quarter, of $33.60 multiplied by the number of non-vested restricted shares outstanding.

10.	Short-Term Borrowings

At March 31, 2018, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2018. The line of credit bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%. At March 31, 2018, there were no amounts outstanding on the line of credit. There were also no amounts outstanding on the line of credit during the quarter ended March 31, 2018.

11.	Financial Instruments

At March 31, 2018, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.2 million U.S. dollars at a price of approximately $2.8 million Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

12.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2018 and 2017, was as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net earnings	$2,816	$2,115
Foreign currency translation adjustments	(119)	687
Pension liability, net of tax of $41 and $47, respectively	118	73
Total comprehensive income	$2,815	$2,875

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,271)	$(4,186)
Pension liability, net of tax	(13,555)	(13,673)
Total accumulated other comprehensive loss	$(17,826)	$(17,859)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2018:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2017	$(4,186)	$(13,673)	$(17,859)
Other comprehensive loss before reclassifications	(85)	-	(85)
Amounts reclassified from accumulated other comprehensive loss	-	118	118
Net current period other comprehensive (loss) income	(85)	118	33
Ending balance, March 31, 2018	$(4,271)	$(13,555)	$(17,826)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2018:

	Amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2018		Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(16	)(1)	Other expense, net
Actuarial losses	175	(1)	Other expense, net
Total before tax	159
Tax benefit	(41)
Net of tax	$118

(1)	These amounts were included in net periodic pension cost. See Note 8 for additional details.

13.	Equity

The following table reconciles the Company’s equity for the three months ended March 31, 2018:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122
Net earnings	-	-	2,987	-	(171)
Foreign currency translation adjustments	-	-	-	(85)	(34)
Pension liability adjustment, net of tax	-	-	-	118	-
Cash dividends declared	-	-	(2,257)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(88)
Stock options exercised	108	2,776	-	-	-
Restricted stock forfeited	(2)	2	-	-	-
Stock-based compensation expense	-	351	-	-	-
Balance, March 31, 2018	$10,268	$59,013	$151,080	$(17,826)	$6,829

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 9 brick and mortar retail stores and internet businesses in the United States as of March 31, 2018. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2018 were $69.5 million, up 1% compared to last year’s first quarter net sales of $69.1 million. Consolidation earnings from operations were $3.6 million this quarter, an increase of 3% compared to $3.5 million in the same period of 2017. Consolidated net earnings attributable to Weyco Group, Inc. were $3.0 million in the first quarter of 2018, up 35% compared to $2.2 million in last year’s first quarter. Diluted earnings per share were $0.29 per share for the three months ended March 31, 2018, compared to $0.21 per share in the first quarter of 2017.

The increase in consolidated net sales was due to higher sales in the wholesale segment this quarter. Net sales in the wholesale segment were up $938,000, due mainly to higher sales of the Florsheim brand partially offset by lower sales of the Nunn Bush brand. Net sales in the retail segment were flat, while net sales at Florsheim Australia were down for the quarter.

The increase in consolidated earnings from operations was due to higher operating earnings in both the wholesale and retail segments this quarter. Earnings from operations in the wholesale segment were up $224,000, due mainly to higher gross margins. Earnings from operations in the retail segment were up $163,000, due mainly to higher operating earnings from the Company’s websites. These increases were offset by lower operating earnings at Florsheim Australia, resulting from lower sales.

Consolidated net earnings attributable to Weyco Group, Inc. rose $770,000, or 35%, for the quarter, due to higher operating earnings, as described above, and the lower U.S. federal tax rate of 21% effective January 1, 2018, versus 35% in 2017, resulting from the passing of the Tax Cuts and Jobs Act (“TCJA”).

Financial Position Highlights

At March 31, 2018, cash and marketable securities totaled $53.6 million and there was no debt outstanding on the Company’s revolving line of credit. At December 31, 2017, cash and marketable securities totaled $47.1 million and there was no debt outstanding on the Company’s revolving line of credit. During the first three months of 2018, the Company generated $8.4 million of cash from operations. The Company paid dividends of $4.6 million and had $125,000 of capital expenditures during the quarter ended March 31, 2018.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,		%
	2018	2017	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$53,788	$52,850	2%
North American Retail	4,927	4,930	0%
Other	10,811	11,340	-5%
Total	$69,526	$69,120	1%

Earnings from Operations
North American Wholesale	$3,390	$3,166	7%
North American Retail	206	43	379%
Other	(29)	250	-112%
Total	$3,567	$3,459	3%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2018 and 2017, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended March 31,		%
	2018	2017	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$19,489	$19,318	1%
Nunn Bush	12,354	13,746	-10%
Florsheim	15,054	12,458	21%
BOGS/Rafters	6,015	6,157	-2%
Other	83	470	-82%
Total North American Wholesale	$52,995	$52,149	2%
Licensing	793	701	13%
Total North American Wholesale Segment	$53,788	$52,850	2%

Florsheim’s net sales were up for the quarter due mainly to higher sales to department stores. Sales of the Nunn Bush brand were down for the quarter, primarily due to lower sales to department stores and national shoe chains, as mid-tier department and chain stores continue to struggle in the current challenging retail environment.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Gross earnings for the North American wholesale segment were 33.1% of net sales in the first quarter of 2018, compared to 30.8% of net sales in the first quarter of 2017. Earnings from operations in the North American wholesale segment increased 7% to $3.4 million in the first quarter of 2018, from $3.2 million in the same period last year, mainly due to higher gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection or warehousing costs) or shipping and handling expenses. Wholesale distribution costs were $2.7 million in both the first quarters of 2018 and 2017. Wholesale shipping and handling expenses were $410,000 and $330,000 for the three-months ended March 31, 2018 and 2017, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs and shipping and handling expenses in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $14.4 million, or 27% of net sales, in the first quarter of 2018, compared to $13.1 million, or 25% of net sales in the first quarter of 2017.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $4.9 million in both the first quarters of 2018 and 2017. Same store sales, which include U.S. internet sales, were up 6% for the quarter, primarily due to higher sales from the Company’s websites. There were four fewer domestic brick and mortar stores operating at March 31, 2018 than there were at March 31, 2017.

Earnings from Operations

Earnings from operations in the North American retail segment were $206,000 in the first quarter of 2018, up from $43,000 in the first quarter of 2017. Retail gross earnings were 64.6% of net sales in the first quarter of 2018, compared to 64.4% of net sales in the first quarter of 2017. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were 60% of net sales in the first quarter of 2018 versus 64% of net sales in last year’s first quarter. The increase in retail earnings from operations was primarily due to higher operating earnings from the Company’s websites.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $10.8 million in the first quarter of 2018, down 5% compared to $11.3 million in last year’s first quarter. The decrease was primarily due to lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down 6% for the quarter, with lower sales in both its retail and wholesale businesses. Sales in the Australian and Pacific Rim markets have been declining, as these businesses are facing similar challenges at retail that the Company has experienced in the U.S. Collectively, Florsheim Australia and Florsheim Europe had operating losses of $29,000 in the first quarter of 2018, compared to operating earnings of $250,000 in the first quarter of 2017. The decline between years was mainly due to lower sales at Florsheim Australia.

Other income and expense and taxes

Interest income for the first quarter of 2018 was up $54,000 compared to the first quarter of 2017, due mainly to additional interest earned on the higher cash balance this year. The Company’s effective tax rate for the quarter ended March 31, 2018 was 25.0%, compared to 39.5% for the same period of 2017. This year’s effective rate was down due to the lower U.S. federal tax rate of 21% effective January 1, 2018, versus 35% in 2017, which resulted from the passing of the TCJA.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $8.4 million of cash from operating activities during the first three months of 2018, compared to $17.3 million in the same period one year ago. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory and accounts receivable.

The Company paid cash dividends of $4.6 million in both the first quarters of 2018 and 2017.

The Company repurchases its common stock under its share repurchase program when the Company believes market conditions are favorable. As of March 31, 2018, the Company had 1,016,636 shares available under its previously announced stock repurchase program; the Company did not repurchase any shares in the first quarter of 2018.

Capital expenditures were $125,000 in the first three months of 2018. Management estimates that annual capital expenditures for 2018 will be between $2.0 million and $3.0 million.

At March 31, 2018, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2018. The line of credit bears interest at LIBOR plus 0.75%. There were no amounts outstanding on the line of credit during the first quarter of 2018.

As of March 31, 2018, approximately $1.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, capital expenditures, stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business for at least one year, although there can be no assurances.

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the quarter ended March 31, 2018, from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to quantitative and qualitative disclosures about market risk from those reported in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017.

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

There have been no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented internal controls to ensure management properly assessed the impact of the new accounting standard related to revenue recognition on its consolidated financial statements to facilitate adoption of the standard on January 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 8, 2018
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (v) Notes to Consolidated Condensed Financial Statements, furnished herewith		X