Form 10-Q
period 2018-06-30
WEYCO GROUP INC
filed 2018-08-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 31, 2018, there were 10,160,124 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$23,998	$23,453
Marketable securities, at amortized cost	8,781	5,970
Accounts receivable, net	37,879	49,451
Income tax receivable	1,901	669
Inventories	56,530	60,270
Prepaid expenses and other current assets	3,413	5,770
Total current assets	132,502	145,583

Marketable securities, at amortized cost	17,421	17,669
Deferred income tax benefits	746	750
Property, plant and equipment, net	30,030	31,643
Goodwill	11,112	11,112
Trademarks	32,978	32,978
Other assets	23,019	23,097
Total assets	$247,808	$262,832

LIABILITIES AND EQUITY:
Accounts payable	$5,878	$8,905
Dividend payable	-	2,228
Accrued liabilities	10,520	14,031
Total current liabilities	16,398	25,164

Deferred income tax liabilities	2,990	2,069
Long-term pension liability	24,592	27,766
Other long-term liabilities	1,792	2,174
Total liabilities	45,772	57,173

Common stock	10,160	10,162
Capital in excess of par value	59,928	55,884
Reinvested earnings	143,921	150,350
Accumulated other comprehensive loss	(18,419)	(17,859)
Total Weyco Group, Inc. equity	195,590	198,537
Noncontrolling interest	6,446	7,122
Total equity	202,036	205,659
Total liabilities and equity	$247,808	$262,832

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)

Net sales	$60,888	$57,453	$130,414	$126,573
Cost of sales	37,182	35,363	80,083	79,255
Gross earnings	23,706	22,090	50,331	47,318

Selling and administrative expenses	21,759	20,200	44,817	41,969
Earnings from operations	1,947	1,890	5,514	5,349

Interest income	254	200	487	379
Interest expense	-	-	-	(7)
Other expense, net	(176)	(55)	(219)	(190)

Earnings before provision for income taxes	2,025	2,035	5,782	5,531

Provision for income taxes	502	732	1,443	2,113

Net earnings	1,523	1,303	4,339	3,418

Net (loss) earnings attributable to noncontrolling interest	(103)	46	(274)	(56)

Net earnings attributable to Weyco Group, Inc.	$1,626	$1,257	$4,613	$3,474

Weighted average shares outstanding
Basic	10,214	10,305	10,194	10,370
Diluted	10,505	10,368	10,433	10,433

Earnings per share
Basic	$0.16	$0.12	$0.45	$0.34
Diluted	$0.15	$0.12	$0.44	$0.33

Cash dividends declared (per share)	$0.23	$0.22	$0.45	$0.43

Comprehensive income	$650	$1,924	$3,465	$4,799
Comprehensive (loss) income attributable to noncontrolling interest	(383)	80	(588)	246
Comprehensive income attributable to Weyco Group, Inc.	$1,033	$1,844	$4,053	$4,553

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,339	$3,418
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,905	1,995
Amortization	171	186
Bad debt expense	160	291
Deferred income taxes	841	1,434
Net foreign currency transaction losses (gains)	105	(15)
Stock-based compensation	805	779
Pension contribution	(3,000)	(4,000)
Pension expense	426	497
Increase in cash surrender value of life insurance	(115)	(115)
Changes in operating assets and liabilities -
Accounts receivable	11,464	13,179
Inventories	3,714	9,041
Prepaid expenses and other assets	2,527	2,831
Accounts payable	(3,008)	(6,927)
Accrued liabilities and other	(5,213)	241
Accrued income taxes	(1,111)	(2,092)
Net cash provided by operating activities	14,010	20,743

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(5,961)	(7,433)
Proceeds from maturities of marketable securities	3,375	3,015
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(491)	(772)
Net cash used for investing activities	(3,232)	(5,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,836)	(6,643)
Cash dividends paid to noncontrolling interest of subsidiary	(88)	(204)
Shares purchased and retired	(6,589)	(6,843)
Net proceeds from stock options exercised	4,048	438
Taxes paid related to the net share settlement of equity awards	(611)	-
Proceeds from bank borrowings	-	6,816
Repayments of bank borrowings	-	(11,084)
Net cash used for financing activities	(10,076)	(17,520)

Effect of exchange rate changes on cash and cash equivalents	(157)	266

Net increase (decrease) in cash and cash equivalents	$545	$(1,856)

CASH AND CASH EQUIVALENTS at beginning of period	23,453	13,710

CASH AND CASH EQUIVALENTS at end of period	$23,998	$11,854

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,927	$2,805
Interest paid	$-	$7

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2018, may not necessarily be indicative of the results for the full year.

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

4.	Reclassifications

Certain prior year amounts in the Consolidated Condensed Statements of Cash Flows (Unaudited) were reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net earnings or equity.

5.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$1,626	$1,257	$4,613	$3,474

Denominator:
Basic weighted average shares outstanding	10,214	10,305	10,194	10,370
Effect of dilutive securities:
Employee stock-based awards	291	63	239	63
Diluted weighted average shares outstanding	10,505	10,368	10,433	10,433

Basic earnings per share	$0.16	$0.12	$0.45	$0.34

Diluted earnings per share	$0.15	$0.12	$0.44	$0.33

There were no anti-dilutive stock options for the three months ended June 30, 2018. Diluted weighted average shares outstanding for the six months ended June 30, 2018, exclude anti-dilutive stock options totaling approximately 207,000 shares of common stock at a weighted average price of $27.94. Diluted weighted average shares outstanding for the three months ended June 30, 2017, exclude anti-dilutive stock options totaling approximately 837,000 shares of common stock at a weighted average price of $26.85. Diluted weighted average shares outstanding for the six months ended June 30, 2017, exclude anti-dilutive stock options totaling approximately 706,000 shares of common stock at a weighted average price of $27.15.

6.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of June 30, 2018, and December 31, 2017.

	June 30, 2018		December 31, 2017
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$8,781	$8,783	$5,970	$5,977
Due from one through five years	9,550	9,719	10,260	10,536
Due from six through ten years	5,261	5,332	5,005	5,197
Due from eleven through twenty years	2,610	2,675	2,404	2,539
Total	$26,202	$26,509	$23,639	$24,249

The unrealized gains and losses on marketable securities at June 30, 2018, and at December 31, 2017, were as follows:

	June 30, 2018		December 31, 2017
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$394	$(87)	$634	$(24)

The estimated market values provided are level 2 valuations as defined by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2018 and determined that no other-than-temporary market value impairment exists.

7.	Intangible Assets

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

	June 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Impairment	Net	Amount	Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$-	$11,112	$11,112	$-	$11,112
Trademarks	34,748	(1,770)	32,978	34,748	(1,770)	32,978
Total indefinite-lived intangible assets	$45,860	$(1,770)	$44,090	$45,860	$(1,770)	$44,090

The Company’s amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

		June 30, 2018			December 31, 2017
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(1,711)	$1,789	$3,500	$(1,594)	$1,906
Total amortizable intangible assets		$3,500	$(1,711)	$1,789	$3,500	$(1,594)	$1,906

Amortization expense related to the intangible assets was approximately $58,000 in both the second quarters of 2018 and 2017. For the six months ended June 30, amortization expense related to the intangible assets was approximately $117,000 in both 2018 and in 2017. The amortizable intangible assets are included within other assets in the Consolidated Condensed Balance Sheets. (Unaudited).

8.	Segment Information

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

Summarized segment data for the three and six months ended June 30, 2018 and 2017, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2018
Product sales	$45,167	$4,624	$10,625	$60,416
Licensing revenues	472	-	-	472
Net sales	$45,639	$4,624	$10,625	$60,888
Earnings from operations	$1,748	$222	$(23)	$1,947

2017
Product sales	$41,700	$4,758	$10,404	$56,862
Licensing revenues	591	-	-	591
Net sales	$42,291	$4,758	$10,404	$57,453
Earnings from operations	$1,298	$184	$408	$1,890

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2018
Product sales	$98,161	$9,551	$21,436	$129,148
Licensing revenues	1,266	-	-	1,266
Net sales	$99,427	$9,551	$21,436	$130,414
Earnings from operations	$5,139	$428	$(53)	$5,514

2017
Product sales	$93,849	$9,688	$21,744	$125,281
Licensing revenues	1,292	-	-	1,292
Net sales	$95,141	$9,688	$21,744	$126,573
Earnings from operations	$4,464	$227	$658	$5,349

9.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Service cost	$151	$142	$301	$282
Interest cost	549	555	1,098	1,103
Expected return on plan assets	(646)	(609)	(1,292)	(1,151)
Net amortization and deferral	159	143	319	263
Net periodic pension cost	$213	$231	$426	$497

The components of net periodic pension cost other than the service cost component are included in "other expense, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

The Company made a $3.0 million pension contribution in the second quarter of 2018. No additional cash contributions are expected for the remainder of 2018.

10.	Stock-Based Compensation Plans

During the three and six months ended June 30, 2018, the Company recognized approximately $454,000 and $805,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2014 through 2017. During the three and six months ended June 30, 2017, the Company recognized approximately $410,000 and $779,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2013 through 2016.

The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2017	1,502,493	$26.57
Exercised	(352,566)	$25.82
Forfeited or expired	(11,075)	$26.57
Outstanding at June 30, 2018	1,138,852	$26.80	4.0	$10,936,000
Exercisable at June 30, 2018	524,690	$27.10	2.3	$4,878,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 29, 2018, the last trading day of the quarter, of $36.40 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$2,549	$23	$3,050	$64
Net cash proceeds from stock option exercises	$1,164	$82	$4,048	$438
Income tax benefit from the exercise of stock options	$663	$10	$793	$25

The following table summarizes the Company’s restricted stock award activity for the six-month period ended June 30, 2018:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2017	66,050	$26.79
Issued	2,439	$35.55
Vested	(2,439)	$35.55
Forfeited	(1,675)	26.59
Non-vested at June 30, 2018	64,375	$26.80	2.3	$2,343,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on June 29, 2018 of $36.40 multiplied by the number of non-vested restricted shares outstanding.

11.	Short-Term Borrowings

At June 30, 2018, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2018. The line of credit bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%. At June 30, 2018, there were no amounts outstanding on the line of credit. There were also no amounts outstanding on the line of credit to date in 2018.

12.	Financial Instruments

At June 30, 2018, the Company’s majority-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.5 million U.S. dollars at a price of approximately $3.1 million Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

13.	Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2018 and 2017, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net earnings	$1,523	$1,303	$4,339	$3,418
Foreign currency translation adjustments	(991)	533	(1,110)	1,220
Pension liability, net of tax of $42, $56, $83, and $102, respectively	118	88	236	161
Total comprehensive income	$650	$1,924	$3,465	$4,799

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Foreign currency translation adjustments	$(4,982)	$(4,186)
Pension liability, net of tax	(13,437)	(13,673)
Total accumulated other comprehensive loss	$(18,419)	$(17,859)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the six months ended June 30, 2018:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2017	$(4,186)	$(13,673)	$(17,859)
Other comprehensive loss before reclassifications	(796)	-	(796)
Amounts reclassified from accumulated other comprehensive loss	-	236	236
Net current period other comprehensive (loss) income	(796)	236	(560)
Ending balance, June 30, 2018	$(4,982)	$(13,437)	$(18,419)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the six months ended June 30, 2018:

	Amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2018		Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(31	)(1)	Other expense, net
Actuarial losses	350	(1)	Other expense, net
Total before tax	319
Tax benefit	(83)
Net of tax	$236

(1)	These amounts were included in net periodic pension cost. See Note 9 for additional details.

14.	Equity

The following table reconciles the Company’s equity for the six months ended June 30, 2018:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122

Net earnings	-	-	4,613		(274)
Foreign currency translation adjustments	-	-	-	(796)	(314)
Pension liability adjustment, net of tax	-	-	-	236	-
Cash dividends declared	-	-	(4,652)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(88)
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	197	3,239	-	-	-
Issuance of restricted stock	2	(2)	-	-	-
Restricted stock forfeited	(2)	2	-	-	-
Stock-based compensation expense	-	805	-	-	-
Shares purchased and retired	(199)	-	(6,390)	-	-

Balance, June 30, 2018	$10,160	$59,928	$143,921	$(18,419)	$6,446

15.	Subsequent Event

On July 31, 2018, David Venner, Director of Seraneuse Pty Ltd (“Seraneuse”), the minority interest shareholder of Florsheim Australia Pty Ltd, provided notice that Seraneuse will tender its shares, representing 45% equity in Florsheim Australia, to the Company, in accordance with the Shareholders Agreement dated January 23, 2009. Accordingly, the Company will purchase the minority interest of Florsheim Australia for $3.8 million on August 30, 2018.

The Shareholders Agreement referenced above was filed as Exhibit 10.2 to Form 10-K for the Year Ended December 31, 2008.

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. As of June 30, 2018, the Company’s retail segment consisted of nine brick and mortar retail stores and internet businesses in the United States. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Second Quarter Highlights

Consolidated net sales for the second quarter of 2018 were $60.9 million, up 6% compared to last year’s second quarter net sales of $57.5 million. Earnings from operations increased $57,000, or 3%, for the quarter, compared to the second quarter of 2017. Consolidated net earnings attributable to Weyco Group, Inc. rose 29% to $1.6 million in the second quarter of 2018, from $1.3 million in last year’s second quarter. Diluted earnings per share were $0.15 per share in the second quarter of 2018 and $0.12 per share in the second quarter of 2017.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $3.3 million for the quarter, compared to the same period last year, due mainly to higher sales of the Florsheim brand.

Consolidated earnings from operations were up 3% for the quarter. While wholesale earnings from operations were up $450,000, due mainly to higher sales and gross margins, this increase was mostly offset by lower earnings from operations at Florsheim Australia, resulting mainly from lower sales.

Consolidated net earnings attributable to Weyco Group, Inc. and diluted earnings per share were up for the quarter. Net earnings were positively impacted by the lower U.S. federal tax rate of 21% effective January 1, 2018, versus 35% in 2017, resulting from the passing of the Tax Cuts and Jobs Act.

Year-to-Date Highlights

Consolidated net sales for the first half of 2018 were $130.4 million, up 3% from net sales of $126.6 million in the first half of 2017. Earnings from operations were $5.5 million in the first six months of 2018, up 3% compared to $5.3 million in the same period last year. Consolidated net earnings attributable to Weyco Group, Inc. were $4.6 million in the first six months of 2018, up 33% compared to $3.5 million in the same period last year. Diluted earnings per share to date in 2018 were $0.44 per share, versus $0.33 per share in the same period of 2017.

The increase in consolidated net sales was due to higher sales in the wholesale segment. Wholesale net sales increased $4.3 million in the first six months of 2018, compared to the same period last year, primarily due to higher sales of the Florsheim brand.

The increase in consolidated earnings from operations was due to higher operating earnings in the wholesale and retail segments. Earnings from operations in the wholesale segment were up $675,000, due to higher sales and gross margins. Earnings from operations in the retail segment were up $201,000, due to the benefit of closing underperforming stores since last year, and from higher operating earnings of the Company’s internet businesses. These increases were largely offset by lower operating earnings at Florsheim Australia, resulting mainly from lower sales.

Financial Position Highlights

At June 30, 2018, cash and marketable securities totaled $50.2 million and there was no debt outstanding on the Company’s revolving line of credit. At December 31, 2017, cash and marketable securities totaled $47.1 million and there was no debt outstanding on the line of credit. During the first six months of 2018, the Company generated $14.0 million of cash from operations. The Company paid dividends of $6.9 million and spent $6.6 million on purchases of Company stock. The Company also had $491,000 of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$45,639	$42,291	8%	$99,427	$95,141	5%
North American Retail	4,624	4,758	-3%	9,551	9,688	-1%
Other	10,625	10,404	2%	21,436	21,744	-1%
Total	$60,888	$57,453	6%	$130,414	$126,573	3%

Earnings from Operations
North American Wholesale	$1,748	$1,298	35%	$5,139	$4,464	15%
North American Retail	222	184	21%	428	227	89%
Other	(23)	408	-106%	(53)	658	-108%
Total	$1,947	$1,890	3%	$5,514	$5,349	3%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2018 and 2017, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Net Sales
Stacy Adams	$15,561	$15,827	-2%	$35,049	$35,146	0%
Nunn Bush	11,498	11,082	4%	23,852	24,827	-4%
Florsheim	15,171	11,634	30%	30,225	24,093	25%
BOGS/Rafters	2,888	2,726	6%	8,903	8,883	0%
Other	49	431	-89%	132	900	-85%
Total North American Wholesale	$45,167	$41,700	8%	$98,161	$93,849	5%
Licensing	472	591	-20%	1,266	1,292	-2%
Total North American Wholesale Segment	$45,639	$42,291	8%	$99,427	$95,141	5%

Net sales of the Florsheim brand were up for the quarter and year-to-date periods, driven by strong sales to national shoe chains and department stores. While Nunn Bush sales were up for the quarter, they were down for the first half of 2018, compared to the same period of 2017, reflecting reduced sales in the national shoe chain and department store trade channels. Other net sales decreased in 2018, due to a wind down of operations of the Umi brand.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Gross earnings for the North American wholesale segment were 33.3% of net sales in the second quarter of 2018, and 31.3% of net sales in last year’s second quarter. For the six months ended June 30, wholesale gross earnings were 33.2% of net sales in 2018, compared to 31.0% of net sales in 2017. Wholesale earnings from operations were $1.7 million for the three months ended June 30, 2018, up 35% compared to $1.3 million in the same period last year. For the six months ended June 30, 2018, earnings from operations for the wholesale segment were $5.1 million, up 15% from $4.5 million in the same period last year. The increases in wholesale earnings from operations for the quarter and year-to-date periods were primarily due to higher sales and gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs). Wholesale distribution costs were $3.1 million for the second quarter of 2018 versus $2.8 million for the same period of 2017. For the six-month periods ended June 30, 2018 and 2017, wholesale distribution costs were $6.2 million and $5.8 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $13.5 million, or 30% of net sales, in the second quarter of 2018, compared to $12.0 million, or 28% of net sales, in the second quarter of 2017. For the six months ended June 30, wholesale selling and administrative expenses were $27.8 million versus $25.0 million in 2017. As a percent of net sales, wholesale selling and administrative expenses were 28% of net sales in the first half of 2018, and 26% of net sales in the first half of 2017.

North American Retail Segment

Net Sales

Net sales in the Company’s retail segment were down 3% for the quarter and 1% for the first half of 2018, compared to the same periods last year. Same store sales, which include U.S. internet sales were up 2% for the quarter, and 4% for the first six months of 2018, compared to the same periods last year, primarily due to increased sales on the Company’s websites. There were two fewer domestic brick and mortar stores operating at June 30, 2018 than there were at June 30, 2017.

Earnings from Operations

North American retail segment gross earnings were 65.8% of net sales in the second quarter of 2018, up from 64.9% of net sales in last year’s second quarter. For the six months ended June 30, retail gross earnings were 65.2% of net sales in 2018, compared to 64.7% of net sales in 2017.

Earnings from operations in the North American retail segment improved $38,000 for the quarter, or 21%, compared to the second quarter of 2017, mainly due to the benefit of closing unprofitable stores since last year. For the year-to-date period, retail earnings from operations were up $201,000 in 2018, compared to the first half of 2017, partially due to the benefit of closing unprofitable stores. In addition, the Company’s internet businesses had higher operating earnings this year, as a result of higher sales volumes. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses as a percent of net sales were flat at 61% for the three-months ended June 30, 2018 and 2017. For the six months ended June 30, retail selling and administrative expenses as a percent of net sales were 61% in 2018 and 62% in 2017.

Other

The Company’s other net sales were $10.6 million in the second quarter of 2018, up 2% compared to $10.4 million in 2017. This increase was due to higher net sales at Florsheim Europe, partially offset by lower net sales at Florsheim Australia. For the six months ended June 30, 2018, other net sales were $21.4 million, down 1% from $21.7 million in the same period last year, mainly due to lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down 2% and 4% for the quarter and year-to-date periods, respectively, due to lower sales in both its retail and wholesale businesses. Sales in the Australian and Pacific Rim markets have been declining, as these businesses are facing similar challenges at retail that the Company has experienced in the U.S.

Collectively, Florsheim Australia and Florsheim Europe had operating losses of $23,000 in the second quarter of 2018, compared to operating earnings of $407,000 in the second quarter of 2017. For the six months ended June 30, 2018, Florsheim Australia and Florsheim Europe had operating losses totaling $53,000, compared to operating earnings of $658,000 in the same period last year. The earnings decline for the quarter and first half of 2018 was mainly due to lower operating earnings in Florsheim Australia’s wholesale and retail businesses, resulting from lower sales.

Other income and expense

Interest income for the three and six months ended June 30, 2018, rose $54,000 and $108,000, respectively, due mainly due to additional interest earned on higher cash balances this year. The Company’s effective tax rate for the quarter was 24.8%, compared to 36.0% for the same period of 2017. For the six months ended June 30, the Company’s effective tax rate was 25.0% in 2018 versus 38.2% in 2017. This year’s effective tax rate was down due to the lower U.S. federal tax rate of 21% effective January 1, 2018, versus 35% in 2017, which resulted from the passing of the Tax Cuts and Jobs Act.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $14.0 million of cash from operating activities during the first six months of 2018, compared to $20.7 million in the same period of 2017. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory.

The Company paid cash dividends of $6.9 million and $6.8 million during the six months ended June 30, 2018 and 2017, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first half of 2018, the Company repurchased 199,500 shares at a total cost of $6.6 million. As of June 30, 2018, the Company had approximately 817,000 shares available under its previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures were $491,000 in the first six months of 2018. Management estimates that annual capital expenditures for 2018 will be between $1.5 million and $2.5 million.

At June 30, 2018, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2018. The line of credit bears interest at LIBOR plus 0.75%. There were no amounts outstanding on the line of credit during the first half of 2018.

At June 30, 2018, approximately $1.6 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

On July 31, 2018, David Venner, Director of Seraneuse Pty Ltd (“Seraneuse”), the minority interest shareholder of Florsheim Australia Pty Ltd, provided notice that Seraneuse will tender its shares, representing 45% equity in Florsheim Australia, to the Company, in accordance with the Shareholders Agreement dated January 23, 2009. Accordingly, the Company will purchase the minority interest of Florsheim Australia for $3.8 million on August 30, 2018.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the six months ended June 30, 2018, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the purchase of the Company’s common stock by the Company in the three-month period ended June 30, 2018.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares
	Number	Price	Part of the Publicly	that May Yet Be
	of Shares	Paid	Announced	Purchased Under
Period	Purchased	Per Share	Program	the Program (1)

4/1/2018 - 4/30/2018	-	$-	-	1,016,636

5/1/2018 - 5/31/2018	-	$-	-	1,016,636

6/1/2018 - 6/30/2018	199,500	$33.03	199,500	817,136

Total	199,500	$33.03	199,500

(1)	In 1998 the Company's stock repurchase program was established. On several occasions since the program's inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase.

Item 6. Exhibits.

See the Exhibit Index included herewith for a listing of exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 8, 2018	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

WEYCO GROUP, INC.

(THE “REGISTRANT”)

(COMMISSION FILE NO. 0-9068)

EXHIBIT INDEX

TO

CURRENT REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X