Form 10-Q
period 2018-09-30
WEYCO GROUP INC
filed 2018-11-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes    ☒   No   ☐

As of October 31, 2018, there were 10,135,680 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$15,750	$23,453
Marketable securities, at amortized cost	5,098	5,970
Accounts receivable, net	56,797	49,451
Income tax receivable	533	669
Inventories	60,069	60,270
Prepaid expenses and other current assets	3,085	5,770
Total current assets	141,332	145,583

Marketable securities, at amortized cost	18,895	17,669
Deferred income tax benefits	786	750
Property, plant and equipment, net	29,393	31,643
Goodwill	11,112	11,112
Trademarks	32,978	32,978
Other assets	23,192	23,097
Total assets	$257,688	$262,832

LIABILITIES AND EQUITY:
Short-term borrowings	$8,048	$-
Accounts payable	5,956	8,905
Dividend payable	-	2,228
Accrued liabilities	11,465	14,031
Total current liabilities	25,469	25,164

Deferred income tax liabilities	3,587	2,069
Long-term pension liability	24,422	27,766
Other long-term liabilities	1,634	2,174
Total liabilities	55,112	57,173

Common stock	10,202	10,162
Capital in excess of par value	63,938	55,884
Reinvested earnings	147,874	150,350
Accumulated other comprehensive loss	(19,438)	(17,859)
Total Weyco Group, Inc. equity	202,576	198,537
Noncontrolling interest	-	7,122
Total equity	202,576	205,659
Total liabilities and equity	$257,688	$262,832

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)

Net sales	$78,375	$76,906	$208,789	$203,479
Cost of sales	47,984	47,438	128,067	126,693
Gross earnings	30,391	29,468	80,722	76,786

Selling and administrative expenses	22,344	21,666	67,161	63,635
Earnings from operations	8,047	7,802	13,561	13,151

Interest income	252	193	739	572
Interest expense	(10)	-	(10)	(7)
Other expense, net	(195)	(53)	(414)	(243)

Earnings before provision for income taxes	8,094	7,942	13,876	13,473

Provision for income taxes	1,942	3,022	3,385	5,135

Net earnings	6,152	4,920	10,491	8,338

Net loss attributable to noncontrolling interest	(124)	(14)	(398)	(70)

Net earnings attributable to Weyco Group, Inc.	$6,276	$4,934	$10,889	$8,408

Weighted average shares outstanding
Basic	10,114	10,160	10,167	10,299
Diluted	10,391	10,218	10,419	10,360

Earnings per share
Basic	$0.62	$0.49	$1.07	$0.82
Diluted	$0.60	$0.48	$1.05	$0.81

Cash dividends declared (per share)	$0.23	$0.22	$0.68	$0.65

Comprehensive income	$6,086	$5,452	$9,551	$10,251
Comprehensive (loss) income attributable to noncontrolling interest	(282)	25	(870)	271
Comprehensive income attributable to Weyco Group, Inc.	$6,368	$5,427	$10,421	$9,980

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,491	$8,338
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	2,842	2,971
Amortization	238	265
Bad debt expense	190	350
Deferred income taxes	1,353	2,192
Net foreign currency transaction losses (gains)	332	(61)
Stock-based compensation	1,149	1,174
Pension contribution	(3,000)	(4,000)
Pension expense	522	746
Increase in cash surrender value of life insurance	(250)	(250)
Changes in operating assets and liabilities -
Accounts receivable	(7,557)	(5,703)
Inventories	180	12,195
Prepaid expenses and other assets	2,756	3,167
Accounts payable	(2,928)	(6,838)
Accrued liabilities and other	(4,749)	1,849
Accrued income taxes	278	22
Net cash provided by operating activities	1,847	16,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(7,819)	(14,719)
Proceeds from maturities of marketable securities	7,450	10,710
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(876)	(1,406)
Net cash used for investing activities	(1,400)	(5,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,213)	(8,877)
Cash dividends paid to noncontrolling interest of subsidiary	(88)	(204)
Payment to acquire noncontrolling interest of subsidiary	(3,740)	-
Shares purchased and retired	(6,589)	(11,621)
Proceeds from stock options exercised	4,308	2,013
Taxes paid related to the net share settlement of equity awards	(699)	(51)
Proceeds from bank borrowings	20,309	20,651
Repayments of bank borrowings	(12,261)	(20,147)
Net cash used for financing activities	(7,973)	(18,236)

Effect of exchange rate changes on cash and cash equivalents	(177)	383

Net decrease in cash and cash equivalents	$(7,703)	$(7,006)

CASH AND CASH EQUIVALENTS at beginning of period	23,453	13,710

CASH AND CASH EQUIVALENTS at end of period	$15,750	$6,704

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,915	$2,829
Interest paid	$10	$7

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2018, may not necessarily be indicative of the results for the full year.

2.	Acquisition of Noncontrolling Interest

During the third quarter of 2018, David Venner, Director of Seraneuse Pty Ltd, the minority interest shareholder of Florsheim Australia Pty Ltd (“Florsheim Australia”), provided notice and tendered to the Company his shares, which represented a 45% equity interest in Florsheim Australia, in accordance with the Shareholders Agreement dated January 23, 2009. The Shareholders Agreement allowed him to tender the shares, at his discretion, anytime on or after January 23, 2014. Accordingly, the Company purchased the minority interest in Florsheim Australia for $3.7 million on August 30, 2018, and the Company now owns 100% of Florsheim Australia.

This transaction was accounted for in accordance with Accounting Standards Codification (ASC) 810, Consolidation, as an equity transaction. Therefore, no gain or loss was recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest was adjusted to zero, and the difference between the fair value of the consideration paid and the balance of the noncontrolling interest as of the acquisition date was recognized within equity.

3.	New Accounting Pronouncements

Recently Adopted

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue - Revenue from Contracts with Customers and all related amendments, which were together codified into ASC 606. This guidance was adopted using the modified retrospective method. The adoption of ASC 606 did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of retained earnings to account for the implementation of the new requirements of this standard. The Company does not expect the adoption of this guidance will have a material effect on the results of operations in future periods. See Note 4.

Not Yet Adopted

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (as amended by ASU 2018-11). The core principle is that a lessee shall recognize a lease liability in its statement of financial position for the present value of all future lease payments. A lessee would also recognize a right-of-use asset representing its right to use the underlying asset for the lease term. Under a new transition method, a reporting entity will apply the new lease requirements at the effective date and continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP. Upon adoption in the first quarter of fiscal 2019, the Company will recognize a right-of-use asset and a lease liability for the present value of future minimum rental payments for its portfolio of operating leases. The Company does not expect a material impact to its results of operations or cash flows related to the adoption of this standard.

4.	Revenue Recognition

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

5.	Reclassifications

Certain prior year amounts in the Consolidated Condensed Statements of Cash Flows (Unaudited) were reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net earnings or equity.

6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$6,276	$4,934	$10,889	$8,408

Denominator:
Basic weighted average shares outstanding	10,114	10,160	10,167	10,299
Effect of dilutive securities:
Employee stock-based awards	277	58	252	61
Diluted weighted average shares outstanding	10,391	10,218	10,419	10,360

Basic earnings per share	$0.62	$0.49	$1.07	$0.82

Diluted earnings per share	$0.60	$0.48	$1.05	$0.81

Diluted weighted average shares outstanding for the three months ended September 30, 2018, exclude anti-dilutive stock-based awards totaling 151,080 shares of common stock at a weighted average price of $31.58. Diluted weighted average shares outstanding for the nine months ended September 30, 2018, exclude anti-dilutive stock-based awards totaling 178,683 shares of common stock at a weighted average price of $29.78.

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

7.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of September 30, 2018, and December 31, 2017.

	September 30, 2018		December 31, 2017
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,098	$5,104	$5,970	$5,977
Due from one through five years	9,916	10,017	10,260	10,536
Due from six through ten years	5,579	5,608	5,005	5,197
Due from eleven through twenty years	3,400	3,408	2,404	2,539
Total	$23,993	$24,137	$23,639	$24,249

The unrealized gains and losses on marketable securities at September 30, 2018, and at December 31, 2017, were as follows:

	September 30, 2018		December 31, 2017
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$283	$(139)	$634	$(24)

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2018 and determined that no other-than-temporary market value impairment exists.

8.	Intangible Assets

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

	September 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Impairment	Net	Amount	Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$-	$11,112	$11,112	$-	$11,112
Trademarks	34,748	(1,770)	32,978	34,748	(1,770)	32,978
Total indefinite-lived intangible assets	$45,860	$(1,770)	$44,090	$45,860	$(1,770)	$44,090

The Company’s amortizable intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) consisted of the following:

		September 30, 2018			December 31, 2017
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(1,769)	$1,731	$3,500	$(1,594)	$1,906
Total amortizable intangible assets		$3,500	$(1,769)	$1,731	$3,500	$(1,594)	$1,906

Amortization expense related to the intangible assets was approximately $58,000 in both the third quarters of 2018 and 2017. For the nine months ended September 30, amortization expense related to the intangible assets was approximately $175,000 in both 2018 and 2017. The amortizable intangible assets are included within other assets in the Consolidated Condensed Balance Sheets (Unaudited).

9.	Segment Information

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

Summarized segment data for the three and nine months ended September 30, 2018 and 2017, was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2018
Product sales	$62,652	$4,942	$10,249	$77,843
Licensing revenues	532	-	-	532
Net sales	$63,184	$4,942	$10,249	$78,375
Earnings from operations	$7,611	$428	$8	$8,047

2017
Product sales	$60,200	$4,291	$11,887	$76,378
Licensing revenues	528	-	-	528
Net sales	$60,728	$4,291	$11,887	$76,906
Earnings from operations	$7,416	$17	$369	$7,802

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2018
Product sales	$160,814	$14,493	$31,685	$206,992
Licensing revenues	1,797	-	-	1,797
Net sales	$162,611	$14,493	$31,685	$208,789
Earnings (loss) from operations	$12,750	$856	$(45)	$13,561

2017
Product sales	$154,049	$13,979	$33,631	$201,659
Licensing revenues	1,820	-	-	1,820
Net sales	$155,869	$13,979	$33,631	$203,479
Earnings from operations	$11,880	$244	$1,027	$13,151

10.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Service cost	$126	$141	$427	$423
Interest cost	554	552	1,652	1,655
Expected return on plan assets	(741)	(576)	(2,033)	(1,727)
Net amortization and deferral	157	132	476	395
Net periodic pension cost	$96	$249	$522	$746

The components of net periodic pension cost other than the service cost component are included in "other expense, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

The Company made a $3.0 million pension contribution in the second quarter of 2018. No additional cash contributions are expected for the remainder of 2018.

11.	Stock-Based Compensation Plans

During the three and nine months ended September 30, 2018, the Company recognized $344,000 and $1,149,000 respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2014 through 2018. During the three and nine months ended September 30, 2017, the Company recognized $395,000 and $1,174,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2013 through 2017.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2017	1,502,493	$26.57
Granted	129,200	$37.22
Exercised	(412,014)	$25.94
Forfeited or expired	(27,576)	$26.36
Outstanding at September 30, 2018	1,192,103	$27.93	4.4	$8,903,000
Exercisable at September 30, 2018	709,040	$26.89	2.6	$5,880,000

*	The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on September 28, 2018, the last trading day of the quarter, of $35.18 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$654	$208	$3,704	$272
Net cash proceeds from stock option exercises	$260	$1,575	$4,308	$2,013
Income tax benefit from the exercise of stock options	$170	$81	$963	$106

The following table summarizes the Company’s restricted stock award activity for the nine-month period ended September 30, 2018:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2017	66,050	$26.79
Issued	25,319	37.06
Vested	(25,514)	37.59
Forfeited	(4,375)	26.60
Non-vested at September 30, 2018	61,480	$30.74	2.9	$2,163,000

*	The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on September 28, 2018, the last trading day of the quarter, of $35.18 multiplied by the number of non-vested restricted shares outstanding.

12.	Short-Term Borrowings

At September 30, 2018, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2018. The line of credit bears interest at the daily London Interbank Offered Rate (“LIBOR”) plus 0.75%. At September 30, 2018, outstanding borrowings were approximately $8.0 million at an interest rate of 3.0%. The highest balance on the line of credit during the third quarter of 2018 was approximately $8.0 million. Subsequent to September 30, 2018, the line of credit agreement was renewed on the same terms for another one-year period, expiring November 5, 2019.

13.	Financial Instruments

At September 30, 2018, the Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $800,000 U.S. dollars at a price of approximately $1.0 million Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

14.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2018 and 2017, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net earnings	$6,152	$4,920	$10,491	$8,338
Foreign currency translation adjustments	(182)	452	(1,292)	1,672
Pension liability, net of tax of $41, $52, $124 and $154, respectively	116	80	352	241
Total comprehensive income	$6,086	$5,452	$9,551	$10,251

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Foreign currency translation adjustments	$(6,117)	$(4,186)
Pension liability, net of tax	(13,321)	(13,673)
Total accumulated other comprehensive loss	$(19,438)	$(17,859)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the nine months ended September 30, 2018:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2017	$(4,186)	$(13,673)	$(17,859)
Other comprehensive loss before reclassifications	(820)	-	(820)
Amounts reclassified from accumulated other comprehensive loss	-	352	352
Amounts reclassified from noncontrolling interest	(1,111)	-	(1,111)
Net current period other comprehensive (loss) income	(1,931)	352	(1,579)
Ending balance, September 30, 2018	$(6,117)	$(13,321)	$(19,438)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the nine months ended September 30, 2018:

	Amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2018		Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(47	)(1)	Other expense, net
Actuarial losses	523	(1)	Other expense, net
Total before tax	476
Tax benefit	(124)
Net of tax	$352

(1)	These amounts were included in the net periodic pension cost. See Note 10 for additional details.

15.	Equity

A reconciliation of the Company’s equity for the nine months ended September 30, 2018, is as follows:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122

Net earnings	-	-	10,889	-	(398)
Foreign currency translation adjustments	-	-	-	(820)	(472)
Pension liability adjustment, net of tax	-	-	-	352	-
Cash dividends declared	-	-	(6,975)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(88)
Purchase of noncontrolling interest	-	3,535	-	(1,111)	(6,164)
Stock options exercised	218	3,391	-	-	-
Issuance of restricted stock	25	(25)	-	-	-
Restricted stock forfeited	(4)	4	-	-	-
Stock-based compensation expense	-	1,149	-	-	-
Shares purchased and retired	(199)	-	(6,390)	-	-

Balance, September 30, 2018	$10,202	$63,938	$147,874	$(19,438)	$-

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. As of September 30, 2018, the Company’s retail segment consisted of nine brick and mortar stores and internet businesses in the United States. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

During the third quarter of 2018, David Venner, Director of Seraneuse Pty Ltd, the minority interest shareholder of Florsheim Australia, provided notice and tendered to the Company his shares, which represented a 45% equity interest in Florsheim Australia, in accordance with the Shareholders Agreement dated January 23, 2009. The Shareholders Agreement allowed him to tender the shares, at his discretion, anytime on or after January 23, 2014. Accordingly, the Company purchased the minority interest in Florsheim Australia for $3.7 million on August 30, 2018, and the Company now owns 100% of Florsheim Australia.

EXECUTIVE OVERVIEW

Third Quarter Highlights

Consolidated net sales for the third quarter of 2018 were $78.4 million, an increase of 2% compared to last year’s third quarter net sales of $76.9 million. Earnings from operations increased 3% to $8.0 million in the third quarter of 2018, from $7.8 million in the third quarter of 2017. Consolidated net earnings attributable to Weyco Group, Inc. rose 27% to $6.3 million in the third quarter of 2018, up from $4.9 million in last year’s third quarter. Diluted earnings per share were $0.60 per share this quarter and $0.48 per share in the third quarter of 2017.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $2.5 million, due mainly to higher sales of the Stacy Adams and Florsheim brands. Net sales of the Company’s retail segment were up $651,000 for the quarter, due primarily to higher sales on the Company’s websites. Other net sales decreased $1.6 million, primarily due to a 16% decline in net sales at Florsheim Australia.

The increase in consolidated earnings from operations was due to higher operating earnings in both the retail and wholesale segments this quarter. Retail earnings from operations increased $411,000, due mainly to higher sales on the Company’s websites. Wholesale earnings from operations were up $195,000, primarily due to higher sales and gross margins. These increases were partly offset by lower earnings from operations at Florsheim Australia, resulting mainly from lower sales.

Consolidated net earnings attributable to Weyco Group, Inc. and diluted earnings per share were up for the quarter. Net earnings were positively impacted by the lower U.S. federal tax rate of 21% effective January 1, 2018, versus 35% in 2017, resulting from the enactment of the Tax Cuts and Jobs Act.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2018 were $208.8 million, up 3% from last year’s year-to-date net sales of $203.5 million. Consolidated earnings from operations were $13.6 million in the first nine months of 2018, an increase of 3% compared to $13.2 million in the same period of 2017. Consolidated net earnings attributable to Weyco Group, Inc. were $10.9 million this year, up 30% compared to $8.4 million last year. Diluted earnings per share to date in 2018 were $1.05 per share, versus $0.81 per share in the same period of 2017.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales were up $6.7 million in the first nine months of 2018, compared to the same period last year, due primarily to higher sales of the Florsheim brand. Retail segment net sales increased by $514,000, due mainly to higher sales on the Company’s websites. The Company’s other net sales decreased by $1.9 million, primarily due to an 8% decline in net sales at Florsheim Australia.

The increase in consolidated earnings from operations was due to higher operating earnings in both the wholesale and retail segments this year. Wholesale earnings from operations were up $870,000, due mainly to higher sales and gross margins. Retail earnings from operations were up $612,000, largely due to higher sales on the Company’s websites. These increases were partially offset by lower earnings from operations at Florsheim Australia, resulting mainly from lower sales.

Financial Position Highlights

At September 30, 2018, cash and marketable securities totaled $39.7 million and outstanding debt totaled $8.0 million. At December 31, 2017, cash and marketable securities totaled $47.1 million and there was no debt outstanding on the line of credit. During the first nine months of 2018, the Company generated $1.8 million of cash from operations and drew $8.0 million on its revolving line of credit. The Company paid dividends of $9.3 million, spent $6.6 million on purchases of Company stock, and paid approximately $3.7 million to acquire the minority interest in Florsheim Australia. The Company also had $876,000 of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)

Net Sales
North American Wholesale	$63,184	$60,728	4%	$162,611	$155,869	4%
North American Retail	4,942	4,291	15%	14,493	13,979	4%
Other	10,249	11,887	-14%	31,685	33,631	-6%
Total	$78,375	$76,906	2%	$208,789	$203,479	3%

Earnings from Operation
North American Wholesale	$7,611	$7,416	3%	$12,750	$11,880	7%
North American Retail	428	17	2418%	856	244	251%
Other	8	369	-98%	(45)	1,027	-104%
Total	$8,047	$7,802	3%	$13,561	$13,151	3%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2018 and 2017, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$16,931	$14,486	17%	$51,980	$49,632	5%
Nunn Bush	12,168	12,200	0%	36,020	37,027	-3%
Florsheim	16,814	15,518	8%	47,039	39,611	19%
BOGS/Rafters	16,701	17,644	-5%	25,605	26,527	-3%
Other	38	352	-89%	170	1,252	-86%
Total North American Wholesale	$62,652	$60,200	4%	$160,814	$154,049	4%
Licensing	532	528	1%	1,797	1,820	-1%
Total North American Wholesale Segment	$63,184	$60,728	4%	$162,611	$155,869	4%

Stacy Adams third quarter net sales were up primarily due to higher sales to department stores and national shoe chains. To date in 2018, Stacy Adams net sales were up mainly with department stores. Nunn Bush net sales for the first nine months of 2018 were down mostly with department stores and national shoe chains, partially offset by higher sales to online retailers. Florsheim’s third quarter and year-to-date net sales were up across the majority of distribution channels. BOGS/Rafters sales were down for the quarter and year-to-date periods, mainly with outdoor and online retailers. The decrease in other net sales was due to the wind down of operations of the Umi brand.

Licensing revenues, which were essentially flat year over year, consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 34.4% of net sales in the third quarter of 2018, compared to 33.9% of net sales in last year’s third quarter. For the first nine months of the year, wholesale gross earnings rose to 33.7% of net sales in 2018, from 32.1% of net sales in 2017.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $14.1 million in the third quarter of 2018 and $13.2 million in the third quarter of 2017. As a percent of net sales, wholesale selling and administrative expenses were flat at 22% in both the third quarters of 2018 and 2017. For the nine months ended September 30, wholesale selling and administrative expenses were $42.0 million, or 26% of net sales, in 2018, compared to $38.2 million, or 25% of net sales, in 2017.

Earnings from operations in the North American wholesale segment were $7.6 million in the third quarter of 2018, up 3% compared to $7.4 million in the third quarter of 2017. For the nine months ended September 30, 2018, wholesale earnings from operations rose 7% to $12.8 million, from $11.9 million in the same period last year. The increases for the quarter and year-to-date periods were primarily due to higher sales and gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection warehousing, shipping, and handling costs). Wholesale distribution costs were $3.1 million for the third quarter in 2018 versus $2.9 million for the same period of 2017. For the nine-month periods ended September 30, 2018 and 2017, wholesale distribution costs were $9.3 million and $8.7 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs and shipping and handling expenses in cost of sales.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment increased $651,000 and $514,000, for the three and nine months ended September 30, 2018, respectively, compared to the same periods last year. Same store sales, which include U.S. internet sales, were up 20% for the quarter and 9% for the year-to-date period, compared to the same periods in 2017, primarily due to higher sales on the Company’s websites.

Earnings from Operations

Gross earnings as a percent of net sales were 65.6% in the third quarter of 2018, compared to 63.6% in the third quarter of 2017. For the nine months ended September 30, retail gross earnings as a percent of net sales were 65.3% in 2018 and 64.4% in 2017.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $2.8 million and $2.7 million for the three months ended September 30, 2018 and 2017, respectively. As a percent of net sales, retail selling and administrative expenses were 57% and 63% for the three-month periods ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, selling and administrative expenses were $8.6 million and $8.8 million, respectively. As a percent of net sales, retail selling and administrative expenses were 59% in 2018 and 63% in 2017.

Retail earnings from operations rose $411,000 for the quarter, compared to the third quarter of 2017, due mainly to higher online sales. For the year-to-date period, retail earnings from operations rose $612,000 in 2018, compared to the first nine months of 2017, due to higher online sales and the benefit of closing unprofitable stores since last year.

Other

The Company’s other net sales were $10.2 million in the third quarter of 2018, down 14% compared to $11.9 million in the third quarter of 2017. For the nine months ended September 30, 2018, other net sales were $31.7 million, down 6% from $33.6 million in the same period last year. These decreases were mainly due to lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down 16% for the quarter and 8% for the first nine months of 2018, compared to the same periods of 2017. In local currency, Florsheim Australia’s net sales were down 9% for the quarter and 7% for the year-to-date period, compared to the same periods last year, with sales down in both its retail and wholesale businesses. Sales in the Australian and Pacific Rim markets have been declining, as these businesses are facing a challenging retail environment. The weaker Australian dollar relative to the U.S. dollar also contributed to the decrease in Florsheim Australia’s net sales this year.

Collectively, the earnings from operations of Florsheim Australia and Florsheim Europe were $8,000 in the third quarter of 2018 and $369,000 in the same period last year. For the nine months ended September 30, Florsheim Australia and Florsheim Europe had operating losses totaling $45,000 in 2018, compared to operating earnings of $1.0 million in 2017. The earnings declines for the quarter and first nine months of 2018 resulted mainly from the lower net sales at Florsheim Australia.

Other income and expense

Interest income for the three and nine months ended September 30, 2018 increased $59,000 and $167,000, respectively, compared to the same periods last year, due mainly to additional interest earned on higher cash balances this year. The Company’s effective tax rate for the quarter was 24.0%, compared to 38.1% for the same period of 2017. For the nine months ended September 30, the effective tax rate was 24.4% in 2018 versus 38.1% in 2017. This year effective tax rates were down due to the lower U.S. federal tax rate of 21% effective January 1, 2018, versus 35% in 2017, which resulted from the enactment of the Tax Cuts and Jobs Act.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first nine months of 2018, the Company generated $1.8 million of cash from operating activities, compared to $16.4 million in the same period of 2017. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory.

The Company paid cash dividends of $9.3 million and $9.1 million during the nine months ended September 30, 2018 and 2017, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first nine months of 2018, the Company repurchased 199,500 shares for a total cost of $6.6 million. The Company did not repurchase any of its shares during the three months ended September 30, 2018. As of September 30, 2018, the Company had approximately 817,000 shares available under its previously announced stock repurchase program.

Capital expenditures totaled $876,000 in the first nine months of 2018. Management estimates that annual capital expenditures for 2018 will be between $1.0 million and $1.5 million.

At September 30, 2018, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 4, 2018. The line of credit bears interest at LIBOR plus 0.75%. At September 30, 2018, outstanding borrowings were approximately $8.0 million at an interest rate of 3.0%. The highest balance on the line of credit during the quarter was approximately $8.1 million. Subsequent to September 30, 2018, the line of credit agreement was renewed on the same terms for another one-year period, expiring November 5, 2019.

At September 30, 2018, approximately $1.3 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

As previously discussed, the Company purchased the minority interest of Florsheim Australia for approximately $3.7 million on August 30, 2018.

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

COMMITMENTS

There were no material changes to the Company’s contractual obligations during the nine months ended September 30, 2018, from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 5. Other Information

On November 2, 2018, the Company renewed its line of credit agreement with PNC Bank, N.A. for another term that expires on November 5, 2019, on the same terms as the prior agreement. The forgoing description does not purport to be complete and is qualified in its entirety by reference to the Line of Credit Renewal Letter with PNC Bank, N.A., a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 2, 2018		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 8, 2018	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

