Form 10-K
period 2018-12-31
WEYCO GROUP INC
filed 2019-03-14
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2018, was $224,047,000. This was based on the closing price of $36.40 per share as reported by Nasdaq on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2019, there were 9,999,448 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 7, 2019, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2018

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

Weyco Group, Inc. and its subsidiaries (the “Company”) engage in one line of business: the design and distribution of quality and innovative footwear. The Company designs and markets footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters. Trademarks maintained by the Company on its brands are important to the business. The Company’s products consist primarily of mid-priced leather dress shoes and casual footwear composed of man-made materials or leather, as well as outdoor boots, shoes, and sandals. The Company’s footwear is available in a broad range of sizes and widths, primarily purchased to meet the needs and desires of the general American population.

The Company purchases finished shoes from outside suppliers, primarily located in China and India. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. In 2018, costs from the Company’s suppliers have been relatively stable although, in recent years, there have been upward cost pressures due to higher labor, materials and freight costs.

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

The Company previously owned a 55% majority interest in Florsheim Australia. On August 30, 2018, the Company purchased the remaining 45% interest for $3.7 million, and now owns 100% of Florsheim Australia. See Note 2 of the Notes to Consolidated Financial Statements.

Sales of the Company’s wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 78% and 77% of total net sales in 2018 and 2017, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2018 and 2017, no individual customer represented more than 10% of the Company’s total net sales. The Company employs traveling salespeople and independent sales representatives who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, which mainly sells winter and outdoor boots, there is seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company also has licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

Sales of the Company’s retail segment constituted 8% and 7% of total net sales in 2018 and 2017, respectively. As of December 31, 2018, the retail segment consisted of nine brick and mortar stores and internet businesses in the United States. Sales in retail stores are made directly to the consumer by Company employees.

Sales of the Company’s other businesses constituted 14% and 16% of total net sales in 2018 in 2017, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2018, the Company employed 626 persons worldwide, of whom 436 were full-time employees.

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

U.S. and global financial markets have at times been unstable and unpredictable, which has generally resulted in tightened credit markets with heightened lending standards and terms. Volatility and instability in the credit markets pose various risks to the Company, including, among others, negatively impacting retailer and consumer confidence, limiting the Company’s customers’ access to credit markets and interfering with the normal commercial relationships between the Company and its customers. Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

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

As the popularity of online shopping for consumer goods increases, the Company’s retail partners may experience decreased foot traffic, which could negatively impact their businesses. This may, in turn, negatively impact the Company’s sales to those customers, and adversely affect the Company’s results of operations. In addition, the bankruptcy of any of the Company’s major retail partners could negatively impact the Company’s results of operations.

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

The Company’s ability to import products in a timely and cost-effective manner may be affected by disruptions at U.S. or foreign ports or other transportation facilities, such as labor disputes and work stoppages, political unrest, trade protection measures or trade wars, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to its customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have a material adverse impact on the Company’s overall profitability.

The Company’s products depend on the availability of raw materials, especially leather and rubber. Any significant shortages of quantities or increases in the cost of leather or rubber could have a material adverse effect on the Company’s business and results of operations.

Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, foreign currency fluctuations, expropriation and nationalization. The current trade negotiations between the U.S. and China have not resulted in additional tariffs on footwear exported from China, however, with a significant portion of our products sourced from China, there is a risk that the Company’s costs could increase if tariffs are placed on footwear.

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

The Company is exposed to other risks of doing business in foreign jurisdictions, including political, economic or social instability, acts of terrorism, changes in government policies and regulations, and exposure to liabilities under anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act). The Company is also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Additional legislation or other changes in the U.S. tax laws or interpretations could increase the Company’s U.S. income tax liability and adversely affect the Company’s after-tax profitability. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on the Company’s business and results of operations.

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

The Company accepts and fills the majority of its larger customers’ orders through the use of Electronic Data Interchange (EDI). It relies on its warehouse management system to efficiently process orders. The Company’s corporate office relies on computer systems to efficiently process and record transactions. Significant interruptions in the Company’s information and communication systems from power loss, telecommunications failure, malicious attacks, or computer system failure could significantly disrupt the Company’s business and operations. In addition, the Company sells footwear on its websites, and failures of the Company’s or other retailers’ websites could adversely affect the Company’s sales and results.

The Company, particularly its retail segment and its internet businesses, is subject to the risk of data loss and security breaches.

The Company sells footwear in its retail stores and on its websites, and therefore the Company and/or its third party credit card processors must process, store, and transmit large amounts of data, including personal information of its customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of Company technology and systems, could expose the Company or its customers to a risk of loss or misuse of such information, adversely affect the Company’s operating results, result in litigation or potential liability for the Company, and otherwise harm the Company’s business and/or reputation. In order to address these risks, the Company has secured cyber insurance and it uses third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. Although the Company has developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

The Company may not be able to successfully integrate new brands and businesses.

The Company continues to look for new acquisition opportunities. Those search efforts could be unsuccessful and costs could be incurred in any failed efforts. Further, if and when an acquisition occurs, the Company cannot guarantee that it will be able to successfully integrate the brand into its current operations, or that any acquired brand would achieve results in line with the Company’s historical performance or its specific expectations for the brand.

Loss of the services of the Company’s top executives could adversely affect the business.

Thomas W. Florsheim, Jr., the Company’s Chairman and Chief Executive Officer, and John W. Florsheim, the Company’s President, Chief Operating Officer and Assistant Secretary, each have a strong heritage within the Company and the footwear industry. They possess knowledge, relationships and reputations based on their lifetime exposure to and experience in the Company and the industry. The unexpected loss of either one or both of the Company’s top executives could have an adverse impact on the Company’s performance. In addition, transitions of important responsibilities to new individuals include the possibility of disruptions, which could negatively impact the Company’s business and results of operations.

The limited public float and trading volume for the Company’s stock may have an adverse impact on the stock price or make it difficult to liquidate.

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns approximately 48% of the stock and two institutional shareholders hold significant blocks. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock. Consequently, the Company has a relatively small float and low average daily trading volume, which could affect a shareholder’s ability to sell stock or the price at which it can be sold. In addition, future sales of substantial amounts of the Company’s common stock in the public market by large shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company or its pension plan may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company maintains an investment portfolio consisting primarily of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled $20.2 million as of December 31, 2018, or approximately 7% of total assets. If the value of municipal bonds in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

Risks related to our defined benefit plan may adversely impact our results of operations and cash flow.

Significant changes in actual investment return on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect the Company’s results of operations and the amounts of contributions the Company must make to its defined benefit plan in future periods. As the Company marks-to-market its defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that the Company calculate income or expense for the plan using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the Company’s defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic pension cost, refer to "Critical Accounting Policies" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2018:

		Owned/		Square
Location	Character	Leased		Footage	% Utilized
Glendale, Wisconsin (2)	Two story office and distribution center	Owned		1,100,000	90%
Portland, Oregon (2)	Two story office	Leased	(1)	6,300	100%
Montreal, Canada (2)	Multistory office and distribution center	Owned	(4)	75,800	100%
Florence, Italy (3)	Two story office and distribution center	Leased	(1)	15,100	100%
Fairfield Victoria, Australia (3)	Office and distribution center	Leased	(1)	54,400	100%
Honeydew Park, South Africa (3)	Distribution center	Leased	(1)	8,600	85%
Hong Kong, China (3)	Office and distribution center	Leased	(1)	14,000	100%
Dongguan City, China (2)	Office	Leased	(1)	4,400	100%

(1)	Not material leases.
(2)	These properties are used principally by the Company's North American wholesale segment.
(3)	These properties are used principally by the Company's other businesses which are not reportable segments.
(4)	The Company owns a 50% interest in this property. See Note 9 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 14 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3	LEGAL PROCEEDINGS

None

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals were executive officers of Company as of December 31, 2018:

Name	Position	Age
Thomas W. Florsheim, Jr. (1)	Chairman and Chief Executive Officer	60
John W. Florsheim (1)	President, Chief Operating Officer and Assistant Secretary	55
John F. Wittkowske (2)	Senior Vice President, Chief Financial Officer and Secretary	59
Judy Anderson	Vice President, Finance and Treasurer	51
Mike Bernsteen	Vice President, and President of Nunn Bush Brand	62
Dustin Combs	Vice President, and President of BOGS and Rafters Brands	36
Brian Flannery	Vice President, and President of Stacy Adams Brand	57
Kevin Schiff	Vice President, and President of Florsheim Brand	50
George Sotiros (2)	Vice President, Information Technology and Distribution	52
Allison Woss	Vice President, Supply Chain	46

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.
(2)	John F. Wittkowske and George Sotiros are brothers-in-law.

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

Dustin Combs has served as a Vice President of the Company and President of the BOGS and Rafters Brands since 2015. Prior to this role, Mr. Combs served as Vice President of Sales for the BOGS and Rafters Brands from 2011 to 2015.

Brian Flannery has served as a Vice President of the Company and President of the Stacy Adams Brand for more than 5 years.

Kevin Schiff has served as a Vice President of the Company and President of the Florsheim Brand for more than 5 years.

George Sotiros has served as Vice President of Information Technology and Distribution since 2017. Prior to this role, Mr. Sotiros served as Vice President of Information Technology for more than 5 years.

Allison Woss has served as Vice President of Supply Chain since 2016. Prior to this role, Ms. Woss served as Vice President of Purchasing for more than 5 years.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol “WEYS.” There were 114 holders of record of the Company's common stock as of March 1, 2019.

In 1998 the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase, including 1.0 million shares that the company’s Board of Directors authorized for repurchase on October 31, 2017. The table below presents information pursuant to Item 703 of Regulation S-K regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2018.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
10/01/2018 - 10/31/2018	66,569	$31.32	66,569	750,567
11/01/2018 - 11/30/2018	46,443	$33.24	46,443	704,124
12/01/2018 - 12/31/2018	39,114	$30.60	39,114	665,010
Total	152,126	31.72	152,126

ITEM 6	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS and Rafters. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of nine brick and mortar retail stores and internet businesses in the United States as of December 31, 2018. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). As previously disclosed, after purchasing the remaining 45% minority interest on August 30, 2018 for $3.7 million, the Company now owns 100% of Florsheim Australia. See Note 2 of the Notes to Consolidated Financial Statements for additional information. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the two-year period ended December 31, 2018. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales were $298.4 million in 2018, an increase of 5% compared to $283.7 million in 2017. Net sales in the Company’s wholesale segment rose $16.1 million, or 7%, for the year, primarily due to higher sales of the Florsheim and BOGS brands. Net sales in the Company’s retail segment were up 9% for the year, due to higher sales through the Company’s websites. These increases were partly offset by lower sales from the Company’s other businesses (Florsheim Australia and Florsheim Europe). Other net sales were down 7% for the year, mainly at Florsheim Australia, due to a sluggish retail environment.

Consolidated earnings from operations were $25.5 million in 2018, up 9% from $23.4 million in 2017. Wholesale earnings from operations were up $2.9 million, or 14%, for the year, due primarily to higher sales and gross margins. Retail earnings from operations rose $1.4 million this year, due mainly to higher sales through the Company’s websites. Earnings from operations of the Company’s other businesses declined $2.2 million for the year, primarily due to lower sales at Florsheim Australia.

Effective January 1, 2018, the Tax Cuts and Jobs Act (“TCJA”) lowered the U.S. federal tax rate from 35% to 21%, which reduced the Company’s 2018 income tax provision by $3.2 million and increased diluted earnings per share by $0.31. In 2017, the Company remeasured its deferred tax balances to reflect the new lower tax rate, which reduced its 2017 income tax provision by $1.5 million and increased its 2017 diluted earnings per share by $0.15.

Net earnings attributable to Weyco Group, Inc. rose 24% to $20.5 million in 2018, from $16.5 million in 2017. Diluted earnings per share were $1.97 per share in 2018, compared to $1.60 per share in 2017. The increases in net earnings and diluted earnings per share were primarily due to higher earnings from operations in the Company’s wholesale and retail segments this year; the lower tax rate also contributed to the increases, as described above.

Financial Position Highlights

At December 31, 2018, cash and marketable securities totaled $43.2 million and there was $5.8 million outstanding on the Company’s $60 million revolving line of credit. During 2018, the Company generated $13.1 million of cash from operations, drew $5.8 million on the line of credit, collected $4.4 million in proceeds from stock option exercises, and received a net of $3.4 million in maturities from marketable securities. The Company used funds to repurchase $11.4 million of its common stock, paid $9.3 million in dividends, and paid $3.7 million to acquire the minority interest in Florsheim Australia. In addition, the Company spent $1.4 million on capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2018 and 2017, were as follows:

	Years ended December 31,
	2018	2017	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$233,362	$217,276	7%
North American Retail	22,683	20,860	9%
Other	42,330	45,613	-7%
Total	$298,375	$283,749	5%

Earnings (Loss) from Operations
North American Wholesale	$23,106	$20,224	14%
North American Retail	2,732	1,374	99%
Other	(379)	1,814	-121%
Total	$25,459	$23,412	9%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2018 and 2017, were as follows:

	Years ended December 31,
	2018	2017	% Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$68,963	$65,578	5%
Nunn Bush	50,226	51,544	-3%
Florsheim	65,102	54,239	20%
BOGS/Rafters	46,332	41,993	10%
Other	208	1,379	-85%
Total North American Wholesale	$230,831	$214,733	7%
Licensing	2,531	2,543	0%
Total North American Wholesale Segment	$233,362	$217,276	7%

Stacy Adams net sales were up in 2018 due primarily to higher sales to department stores and national shoe chains. Net sales of the Nunn Bush brand were down, due mainly to lower sales to national shoe chains and department stores, partially offset by higher sales to online retailers. Within the department store category, Nunn Bush’s sales were down primarily due to two major customers filing for bankruptcy. Net sales of the Florsheim and BOGS/Rafters brands were up this year, with increases across the majority of distribution channels. The decrease in other net sales was due to the wind down of operations of the Umi brand.

Licensing revenues, which were essentially flat year over year, consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings as a percent of net sales were 35.6% in 2018 versus 33.6% in 2017. The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs). Wholesale distribution costs were $12.8 million and $12.0 million in the years ended December 31, 2018 and 2017, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

The North American wholesale segment’s selling and administrative expenses include, and primarily consist of: distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $59.9 million in 2018, up 14% compared to $52.8 million in 2017. Wholesale selling and administrative expenses as a percent of net sales were 26% in 2018 and 24% in 2017. The increase in expense this year was primarily due to higher advertising and employee benefit costs this year.

Earnings from operations in the North American wholesale segment increased 14% to $23.1 million in 2018, from $20.2 million in 2017, due mainly to higher sales and gross margins.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $22.7 million in 2018, up 9% compared to $20.9 million in 2017. Same store sales, which include U.S. internet sales, were up 13% for the year, due mainly to higher sales through the Company’s websites. There was one fewer domestic brick and mortar store operating at December 31, 2018 than there was at December 31, 2017. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Earnings from Operations

Retail gross earnings as a percent of net sales were 65.5% in 2018 and 64.0% in 2017. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $12.1 million, or 54% of net sales in 2018, compared to $12.0 million, or 57% of net sales, in 2017. Earnings from operations in the North American retail segment increased to $2.7 million in 2018, from $1.4 million in 2017. The increase in retail earnings from operations was primarily due to higher sales through the Company’s websites.

Other

The Company’s other businesses include its wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe. In 2018, net sales of the Company’s other businesses were $42.3 million, down 7% from $45.6 million in 2017. This decrease was due to lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down 10% for the year, with lower sales in both its wholesale and retail businesses, due to the challenging retail environment. The weaker Australian dollar relative to the U.S. dollar also contributed to the decrease, as Florsheim Australia’s net sales in local currency were only down 7% for the year. Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $379,000 in 2018, compared to operating earnings of $1.8 million in 2017. The decrease between years was primarily due to lower sales at Florsheim Australia.

The Company reviews its long-lived assets for impairment annually in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment. In 2018, an impairment charge of $246,000 was recorded to write down the value of certain retail fixed assets of underperforming stores at Florsheim Australia. No other impairment was recorded on the Company’s fixed assets in 2018 or 2017.

Other income and expense and taxes

The majority of the Company’s interest income comes from investments in marketable securities. Interest income was $981,000 and $773,000 in 2018 and 2017, respectively. This year’s increase was primarily due to additional interest earned on higher cash balances during the year.

Interest expense was $45,000 and $15,000 in 2018 and 2017, respectively.

Other expense totaled $638,000 in 2018, versus $248,000 in 2017. The increase this year was primarily due to foreign exchange losses recognized from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia.

The effective tax rate for 2018 was 22.5%, compared with 30.2% in 2017. In 2018, the TCJA lowered the U.S. federal tax rate from 35% to 21%, which reduced the Company’s 2018 income tax provision by $3.2 million. In 2017, the Company remeasured its deferred tax balances to reflect the new lower tax rate, which reduced its 2017 income tax provision by $1.5 million.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $24.5 million at December 31, 2018, and $29.4 million at December 31, 2017, and its revolving line of credit. The Company generated $13.1 million of cash from operations in 2018 and $33.5 million of cash from operations in 2017. Fluctuations in net cash from operating activities have mainly resulted from changes in net earnings and operating assets and liabilities, and most significantly, the year-end inventory balances. The 2018 year-end inventory balance increased as compared to 2017 year-end due to a build-up of inventories in the North American wholesale segment to meet expected higher sales demand.

The Company’s capital expenditures were $1.4 million and $1.6 million in 2018 and 2017, respectively. To accommodate continuing growth and potential future acquisitions, the Company is planning an expansion of its office space within its corporate headquarters in 2019. Including this expansion, the Company expects capital expenditures will be between $3.0 million and $4.0 million in 2019.

The Company paid cash dividends of $9.3 million and $9.1 million in 2018 and 2017, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2018, the Company repurchased 351,626 shares for a total cost of $11.4 million. In 2017, the Company repurchased 548,539 shares for a total cost of $15.2 million. At December 31, 2018, the remaining shares available for purchase under the program was 665,010 shares.

At December 31, 2018, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2019. The line of credit bears interest at the daily London Interbank Offered Rate (“LIBOR”) plus 0.75%. At December 31, 2018, outstanding borrowings were approximately $5.8 million at an interest rate of 3.25%. The highest balance on the line of credit during the year was $8.8 million. At December 31, 2017, there were no amounts outstanding on the line of credit.

As of December 31, 2018, $2.6 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, capital expenditures, continued stock repurchases and additional acquisitions.

The Company believes that available cash and marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business for at least the next 12 months, although there can be no assurances.

Off-Balance Sheet Arrangements

The Company does not utilize any special purpose entities or other off-balance sheet arrangements.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Note 3 of the Notes to Consolidated Financial Statements. As disclosed in Note 3, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The following policies are considered by management to be the most critical in understanding the significant accounting estimates inherent in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s results of operations, financial position and cash flows.

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

Discount Rate – Net periodic pension cost and projected benefit obligation both increase as the discount rate is reduced. See Note 11 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2018 and 2017 and the funded status of the plans at December 31, 2018 and 2017. The Company uses the spot-rate approach to determine the service and interest cost components of net periodic pension cost. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. A 0.5% decrease in the discount rate would have a nominal impact on annual net periodic pension cost, and would increase the projected benefit obligation by approximately $3.8 million.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 7.00% in 2018 and 2017. This rate was based on the Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash: 0% - 20%. A 0.5% decrease in the expected return on plan assets would increase annual net periodic pension cost by approximately $180,000.

The Company’s unfunded benefit obligation was $23.5 million and $28.2 million at December 31, 2018 and December 31, 2017, respectively.

Goodwill and Trademarks

The Company’s $11.1 million of goodwill resulted from the 2011 acquisition of the BOGS and Rafters brands. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The applicable reporting unit for goodwill impairment testing is the wholesale segment. The Company has the option to assess goodwill for impairment by performing either a qualitative assessment or quantitative test. The qualitative assessment is the first step and determines whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the assessment indicates the fair value exceeds the carrying value, then there is no impairment and the quantitative test is not required. However, if the assessment indicates the fair value is less than the carrying value, then the quantitative test is required. The quantitative test compares the fair value of the reporting unit to its book value including goodwill, and if the fair value is less than the book value, an impairment loss is recognized for the difference, limited to the value of the goodwill.

In the quantitative test, the fair value of the wholesale segment would be determined based on a discounted cash flow methodology. The rate used to determine discounted cash flows would be a rate that corresponds with the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income would be considered as well as trends and market conditions. The Company performed the qualitative assessment in 2018, as the quantitative test was performed in previous years, and the resulting estimated fair value substantially exceeded the carrying value of goodwill in each of those years. The Company found no impairment of goodwill in 2018 or 2017. There has never been an impairment recorded on this goodwill.

Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company uses a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. The Company conducted its annual impairment tests of trademarks as of December 31, 2018 and 2017. In 2018, an impairment charge of $110,000 was recorded to write off the remaining value of the Umi trademark, as the Company continues to wind down operations of this brand. No other impairment was recorded on the Company’s trademarks in 2018 or 2017.

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

Recent Accounting Pronouncements

See Note 3 of the Notes to Consolidated Financial Statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

15

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2018 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders, Audit Committee and the Board of Directors of Weyco Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Milwaukee, WI

March 14, 2019

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2018 and 2017

	2018	2017
	(In thousands, except per share amounts)

Net sales	$298,375	$283,749
Cost of sales	178,295	173,056
Gross earnings	120,080	110,693

Selling and administrative expenses	94,621	87,281
Earnings from operations	25,459	23,412

Interest income	981	773
Interest expense	(45)	(15)
Other expense, net	(638)	(248)

Earnings before provision for income taxes	25,757	23,922

Provision for income taxes	5,798	7,223

Net earnings	19,959	16,699

Net (loss) earnings attributable to noncontrolling interest	(525)	208

Net earnings attributable to Weyco Group, Inc.	$20,484	$16,491

Basic earnings per share	$2.01	$1.61
Diluted earnings per share	$1.97	$1.60

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2018 and 2017

	2018	2017
	(Dollars in thousands)

Net earnings	$19,959	$16,699

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,076)	1,729
Pension liability adjustments	1,363	(2,593)
Other comprehensive loss	(713)	(864)

Comprehensive income	19,246	15,835

Comprehensive (loss) income attributable to noncontrolling interest	(997)	634

Comprehensive income attributable to Weyco Group, Inc.	$20,243	$15,201

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 2018 and 2017

	2018	2017
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$22,973	$23,453
Marketable securities, at amortized cost	1,525	5,970
Accounts receivable, less allowances of $2,286 and $2,206, respectively	51,533	49,451
Income tax receivable	-	669
Inventories	72,684	60,270
Prepaid expenses and other current assets	5,380	5,770
Total current assets	154,095	145,583

Marketable securities, at amortized cost	18,702	17,669
Deferred income tax benefits	1,277	750
Property, plant and equipment, net	28,707	31,643
Goodwill	11,112	11,112
Trademarks	32,868	32,978
Other assets	23,283	23,097
Total assets	$270,044	$262,832

LIABILITIES AND EQUITY:
Short-term borrowings	$5,840	$-
Accounts payable	12,764	8,905
Dividend payable	2,308	2,228
Accrued liabilities:
Accrued compensation and employee benefits	6,426	6,184
Sales and advertising allowances	3,543	3,538
Taxes other than income taxes	770	1,182
Other	3,567	3,127
Accrued income tax payable	912	-
Total current liabilities	36,130	25,164

Deferred income tax liabilities	3,724	2,069
Long-term pension liability	23,112	27,766
Other long-term liabilities	1,495	2,174
Total liabilities	64,461	57,173

Commitments and contingencies (Note 14)

Common stock, $1.00 par value, authorized 24,000,000 shares in 2018 and 2017, issued and outstanding 10,056,929 shares in 2018 and 10,162,225 shares in 2017	10,057	10,162
Capital in excess of par value	64,263	55,884
Reinvested earnings	152,835	150,350
Accumulated other comprehensive loss	(21,572)	(17,859)
Total Weyco Group, Inc. equity	205,583	198,537
Noncontrolling interest	-	7,122
Total equity	205,583	205,659
Total liabilities and equity	$270,044	$262,832

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2018 and 2017

(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, December 31, 2016	$10,505	$50,184	$157,468	$(16,569)	$6,692
Net earnings	-	-	16,491	-	208
Foreign currency translation adjustments	-	-	-	1,303	426
Pension liability adjustment (net of tax of $911)	-	-	-	(2,593)	-
Cash dividends declared ($0.87 per share)	-	-	(8,968)	-	-
Cash dividends paid to noncontrolling interest of subsidiary	-	-	-	-	(204)
Stock options exercised	175	4,109	-	-	-
Issuance of restricted stock	31	(31)	-	-	-
Share-based compensation expense	-	1,622	-	-	-
Shares purchased and retired	(549)	-	(14,641)	-	-
Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122
Net earnings (loss)	-	-	20,484	-	(525)
Foreign currency translation adjustments	-	-	-	(1,604)	(472)
Pension liability adjustment (net of tax of $479)	-	-	-	1,363	-
Cash dividends declared ($0.91 per share)	-	-	(9,297)	-	-
Cash dividends paid to noncontrolling interest of subsidiary	-	-	-	-	(88)
Reclassification of stranded tax effects from the adoption of ASU 2018-02	-	-	2,361	(2,361)	-
Acquisition of noncontrolling interest	-	3,408	-	(1,111)	(6,037)
Stock options exercised	225	3,479	-	-	-
Issuance of restricted stock	25	(25)	-	-	-
Restricted stock forfeited	(4)	4	-	-	-
Share-based compensation expense	-	1,513	-	-	-
Shares purchased and retired	(351)	-	(11,063)	-	-
Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)	$-

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2017

	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,959	$16,699
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	3,712	3,956
Amortization	318	349
Bad debt expense	311	621
Deferred income taxes	643	2,187
Net foreign currency transaction losses (gains)	459	(146)
Share-based compensation expense	1,513	1,622
Pension contribution	(3,000)	(4,000)
Pension expense	696	995
Impairment of long-lived assets	356	-
Increase in cash surrender value of life insurance	(528)	(517)
Changes in operating assets and liabilities -
Accounts receivable	(2,409)	637
Inventories	(12,387)	9,634
Prepaid expenses and other assets	531	486
Accounts payable	3,898	(2,813)
Accrued liabilities and other	(2,617)	3,720
Accrued income taxes	2,427	124
Excess tax benefits from stock-based compensation	(830)	(37)
Net cash provided by operating activities	13,052	33,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(7,949)	(15,597)
Proceeds from maturities of marketable securities	11,338	17,565
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(1,410)	(1,578)
Net cash provided by investing activities	1,824	235

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,213)	(8,877)
Cash dividends paid to noncontrolling interest of subsidiary	(88)	(204)
Payment to acquire noncontrolling interest of subsidiary	(3,740)	-
Shares purchased and retired	(11,414)	(15,190)
Net proceeds from stock options exercised	4,403	4,284
Taxes paid related to the net share settlement of equity awards	(699)	(154)
Proceeds from bank borrowings	60,340	31,570
Repayments of bank borrowings	(54,500)	(35,838)
Net cash used for financing activities	(14,911)	(24,409)

Effect of exchange rate changes on cash and cash equivalents	(445)	400

Net (decrease) increase in cash and cash equivalents	$(480)	$9,743

CASH AND CASH EQUIVALENTS at beginning of year	23,453	13,710

CASH AND CASH EQUIVALENTS at end of year	$22,973	$23,453

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,669	$4,901
Interest paid	$45	$15

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018 and 2017

1. NATURE OF OPERATIONS

Weyco Group, Inc. (the “Company”) designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department and specialty stores primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of nine brick and mortar stores and internet businesses in the United States as of December 31, 2018. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). In 2018, there was a change in the Company’s ownership in Florsheim Australia. See Note 2 for additional information. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

2. ACQUISITION OF NONCONTROLLING INTEREST

During 2018, David Venner, Director of Seraneuse Pty Ltd, the former minority interest shareholder of Florsheim Australia Pty Ltd, which owns 100% of Florsheim Australia, provided notice and tendered to the Company his shares, which represented a 45% equity interest in Florsheim Australia Pty Ltd, in accordance with the Shareholders Agreement dated January 23, 2009. The Shareholders Agreement allowed him to tender the shares, at his discretion, anytime on or after January 23, 2014. Accordingly, the Company purchased the minority interest in Florsheim Australia Pty Ltd for $3.7 million on August 30, 2018, and the Company now owns 100% of Florsheim Australia Pty Ltd.

This transaction was accounted for in accordance with ASC 810, Consolidation, as an equity transaction. Therefore, no gain or loss was recognized in consolidated net earnings or comprehensive income. The carrying amount of the noncontrolling interest was adjusted to zero, and the difference between the fair value of the consideration paid and the balance of the noncontrolling interest as of the acquisition date was recognized within equity.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2018 and 2017, the Company’s cash and cash equivalents included investments in U.S. treasury bills, money market accounts, and cash deposits at various banks. The Company periodically has cash balances in excess of insured amounts. The Company has not experienced any losses on deposits in excess of insured amounts.

Investments - All of the Company’s municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity. See Note 5.

Accounts Receivable – Trade accounts receivable arise from the sale of products on unsecured trade credit terms. On a quarterly basis, the Company reviews all significant accounts with past due balances, as well as the collectability of other outstanding trade accounts receivable for possible write-off. It is the Company’s policy to write-off accounts receivable against the allowance account when receivables are deemed to be uncollectible. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses in the accounts receivable balances. The Company determines the allowance based on known troubled accounts, historical experience and other evidence currently available.

Inventories - The majority of inventories are determined on a last-in, first-out (“LIFO”) basis. LIFO inventory is valued at the lower of cost or market. All other inventories are determined on a first-in, first-out basis (“FIFO”) basis, and are valued at the lower of cost or net realizable value. Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs. The Company generally takes title to product at the time of shipping. See Note 6.

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

Impairment of Long-Lived Assets - Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the asset. In 2018, an impairment charge of $246,000 was recorded within selling and administrative expenses to write down the value of certain retail fixed assets of underperforming stores at Florsheim Australia. No other impairment was recorded on the Company’s fixed assets in 2018 or 2017.

Goodwill - The Company’s goodwill resulted from the 2011 acquisition of the BOGS and Rafters brands. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The applicable reporting unit for goodwill impairment testing is the wholesale segment. The Company has the option to assess goodwill for impairment by performing either a qualitative assessment or quantitative test. The qualitative assessment is the first step and determines whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the assessment indicates the fair value exceeds the carrying value, then there is no impairment and the quantitative test is not required. However, if the assessment indicates the fair value is less than the carrying value, then the quantitative test is required. The quantitative test compares the fair value of the reporting unit to its book value including goodwill, and if the fair value is less than the book value, an impairment loss is recognized for the difference, limited to the value of the goodwill. The Company performed the required annual impairment tests for goodwill in 2018 and 2017, and found no impairment. There has never been an impairment recorded on this goodwill.

Intangible Assets (excluding Goodwill) - Other intangible assets consist of customer relationships and trademarks. Customer relationships are amortized over their estimated useful lives. Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. In 2018, an impairment charge of $110,000 was recorded to write off the remaining value of the Umi trademark, as the Company continues to wind down operations of this brand. No other impairment was recorded on the Company’s trademarks in 2018 or 2017.

Life Insurance – Life insurance policies are recorded at the amount that could be realized under the insurance contracts as of the balance sheet date. These assets are included within other assets in the Consolidated Balance Sheets. See Note 9.

Income Taxes - Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted income tax rates in effect. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date. The Company’s policy related to interest and penalties associated with unrecognized tax benefits are recorded within interest expense and income tax expense, respectively. See Note 13.

Noncontrolling Interest - The Company’s former noncontrolling interest, which was accounted for under ASC 810, represented the minority shareholder’s ownership interest in the wholesale and retail businesses of Florsheim Australia. In accordance with ASC 810, the Company reported its noncontrolling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets, and reported both net earnings (loss) attributable to the noncontrolling interest and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings. On August 30, 2018, the Company acquired the minority interest in Florsheim Australia for $3.7 million, and the Company now owns 100% of Florsheim Australia.

Revenue Recognition – The Company’s revenue contracts represent a single performance obligation to sell its products to its customers. Sales are recorded at the time control of the product is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the products. Wholesale revenue is generally recognized upon shipment of the product, as that is when the customer obtains control of the promised goods. Shipping and handling activities that occur after control of the product transfers to the customer are treated as fulfillment activities, not as a separate performance obligation. Retail revenue is generated primarily from the sale of footwear to customers at retail locations or through the Company’s websites. For in-store sales, the Company recognizes revenue at the point of sale. For sales made through the Company’s websites, revenue is recognized upon shipment to the customer. Sales taxes collected from website or retail sales are excluded from the Company’s reported net sales. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $2.5 million in both 2018 and 2017.

All revenue is recorded net of estimated allowances for returns and discounts; these revenue offsets are accrued for at the time of sale. The Company’s estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate.

Generally, payments from customers are received within 90 days following the sale. The Company’s contracts with customers do not have significant financing components or significant prepayments from customers, and there is no non-cash consideration. The Company does not have unbilled revenue, and there are no contract assets and liabilities.

Shipping and Handling Fees - The Company classifies shipping and handling fees billed to customers as revenues. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the Consolidated Statements of Earnings. See “Selling and Administrative Expenses” below.

Cost of Sales - The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs), rent and depreciation. Consolidated distribution costs were $15.7 million in 2018 and $14.4 million in 2017.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were $11.8 million and $10.4 million in 2018 and 2017, respectively. Advertising expenses are primarily included in selling and administrative expenses.

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

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains and losses totaled ($459,000) of losses in 2018 and $146,000 of gains in 2017. These gains and losses resulted mainly from the revaluation of intercompany loans between the Company’s wholesale segment and Florsheim Australia.

Financial Instruments – At December 31, 2018, the Company had a foreign exchange contract outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.3 million U.S. dollars. This contract expires in 2019.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in the Company’s net sales or cost of sales. In 2018 and 2017, realized gains and losses on foreign exchange contracts were immaterial to the Company’s financial statements.

Earnings Per Share - Basic earnings per share excludes any dilutive effects of restricted stock and options to purchase common stock. Diluted earnings per share includes any dilutive effects of restricted stock and options to purchase common stock. See Note 16.

Comprehensive Income – Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. See Note 12 for more details regarding changes in accumulated other comprehensive loss.

Share-Based Compensation - At December 31, 2018, the Company had three share-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation. The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk – There was one individual customer accounts receivable balance outstanding that was 10% of the Company’s gross accounts receivable balance at December 31, 2018. The Company had no single customer that represented more than 10% of the Company’s gross accounts receivable balance at December 31, 2017. Additionally, there were no individual customers with sales above 10% of the Company’s total sales in 2018 and 2017.

New Accounting Pronouncements –

Recently Adopted

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue - Revenue from Contracts with Customers, and all related amendments, which were together codified into ASC 606. This guidance was adopted using the modified retrospective method. The adoption of ASC 606 did not have a material impact on the Company’s financial position or results of operations. The Company did not restate prior period information for the effects of the new standard, nor did the Company adjust the opening balance of retained earnings to account for the implementation of the new requirements of this standard. The Company does not expect the adoption of this guidance will have a material effect on the results of operations in future periods.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard allows entities to reclassify certain tax effects related to the enactment of the TCJA from accumulated other comprehensive loss (“AOCL”) to retained earnings. Prior to the issuance of the new guidance, a portion of the previously recognized deferred tax effects recorded in AOCL was “left stranded” in AOCL, as the effect of remeasuring the deferred taxes using the reduced U.S. federal corporate income tax rate was required to be recorded through income. The new guidance allows these stranded tax effects to be reclassified from AOCL to retained earnings. The new guidance was adopted effective January 1, 2018, and resulted in a reclassification of approximately $2.4 million from AOCL to retained earnings.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. The core principle is that a lessee shall recognize a lease liability in its statement of financial position for the present value of all future lease payments. A lessee would also recognize a right-of-use asset representing its right to use the underlying asset for the lease term. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASU 2016-02, which includes an option to not restate comparative periods in transition and instead to elect to use the effective date of ASC 842, Leases, as the date of initial application of transition. Based on the effective date, this guidance will apply and the Company will adopt this ASU beginning on January 1, 2019 and plans to elect the transition option provided under ASU 2018-11. As part of the Company’s process, it elected to utilize certain practical expedients that were provided for transition relief. Accordingly, the Company is not reassessing expired or existing contracts, lease classifications or related initial direct costs as part of its assessment process. The Company’s adoption of the new standard in the first quarter of 2019 is expected to result in the recognition of a right-of-use asset and lease liability, each with a value between $25 million and $30 million as of the adoption date; however, these estimates are subject to change as the Company finalizes its implementation. In 2019, the Company will also implement additional internal controls to comply with the requirements of the standard. Adoption of the new standard is not expected to have a material impact on the Company’s earnings or cash flows.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies and clarifies the required disclosures for employers that sponsor defined benefit pension or other postretirement plans. These amendments remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, although early adoption is permitted. Adoption of the new standard is not expected to have a material impact on the Company’s earnings or cash flows.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the sources of data and assumptions used to develop the fair value measurements:

•	Level 1 - unadjusted quoted market prices in active markets for identical assets or liabilities that are publicly accessible.
•	Level 2 - quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•	Level 3 - unobservable inputs that reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants.

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

5. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities at December 31, 2018 and 2017. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2018		2017
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$1,525	$1,532	$5,970	$5,977
Due from one through five years	9,752	9,861	10,260	10,536
Due from six through ten years	6,239	6,433	5,005	5,197
Due from eleven through twenty years	2,711	2,713	2,404	2,539
Total	$20,227	$20,539	$23,639	$24,249

The unrealized gains and losses on marketable securities at December 31, 2018 and 2017 were as follows:

	2018		2017
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$388	$(76)	$634	$(24)

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. The Company determined that no other-than-temporary impairment exists for the years ended December 31, 2018 and 2017.

6. INVENTORIES

At December 31, 2018 and 2017, inventories consisted of:

	2018	2017
	(Dollars in thousands)
Finished shoes	$91,276	$78,772
LIFO reserve	(18,592)	(18,502)
Total inventories	$72,684	$60,270

Finished shoes included inventory in-transit of $24.2 million and $17.3 million at December 31, 2018 and 2017, respectively. At December 31, 2018, approximately 89% of the Company’s inventories were valued by the LIFO method of accounting while approximately 11% were valued by FIFO method of accounting. At December 31, 2017, approximately 86% of the Company’s inventories were valued by the LIFO method of accounting while approximately 14% were valued by the FIFO method of accounting.

During 2018, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2018 purchases; the effect of the liquidation decreased cost of sales by $87,000 in 2018. During 2017, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2017 purchases. The effect of the liquidation decreased cost of sales by $301,000 in 2017.

7. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2018 and 2017, property, plant and equipment consisted of:

	2018	2017
	(Dollars in thousands)
Land and land improvements	$3,778	$3,778
Buildings and improvements	26,912	26,912
Machinery and equipment	32,310	31,940
Retail fixtures and leasehold improvements	11,522	12,339
Construction in progress	92	3
Property, plant and equipment	74,614	74,972
Less: Accumulated depreciation	(45,907)	(43,329)
Property, plant and equipment, net	$28,707	$31,643

8. INTANGIBLE ASSETS

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

	December 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Impairment	Net	Amount	Impairment	Net
	(Dollars in thousands)			(Dollars in thousands)
Indefinite-lived intangible assets
Goodwill	$11,112	$-	$11,112	$11,112	$-	$11,112
Trademarks	34,748	(1,880)	32,868	34,748	(1,770)	32,978
Total indefinite-lived intangible assets	$45,860	$(1,880)	$43,980	$45,860	$(1,770)	$44,090

As disclosed in Note 3, an impairment charge of $110,000 was recorded in 2018 to write off the remaining value of the Umi trademark, as the Company continues to wind down operations of this brand.

The Company’s amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

		December 31, 2018			December 31, 2017
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(1,828)	$1,672	$3,500	$(1,594)	$1,906
Total amortizable intangible assets		$3,500	$(1,828)	$1,672	$3,500	$(1,594)	$1,906

The amortizable intangible assets are included within other assets in the Consolidated Balance Sheets. See Note 9.

The Company recorded amortization expense for intangible assets of $234,000 in 2018 and $233,000 in 2017. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense will be approximately $233,000 in each of the years 2019 through 2023, and $507,000 thereafter.

9. OTHER ASSETS

Other assets included the following amounts at December 31, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Cash surrender value of life insurance	$16,961	$16,277
Amortizable intangible assets (See Note 8)	1,672	1,906
Investment in real estate	2,149	2,397
Other	2,501	2,517
Total other assets	$23,283	$23,097

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $17.4 million in aggregate as of December 31, 2018.

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The building, which is classified as an investment in real estate in the above table, serves as the Company’s Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments – Equity Method and Joint Ventures.

10. SHORT-TERM BORROWINGS

At December 31, 2018, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2019. The line of credit bears interest at the LIBOR plus 0.75%. At December 31, 2018, outstanding borrowings were approximately $5.8 million at an interest rate of 3.25%. The highest balance on the line of credit during the year was $8.8 million. At December 31, 2017, there were no amounts outstanding on the line of credit.

11. EMPLOYEE RETIREMENT PLANS

The Company has a defined benefit pension plan covering substantially all employees, as well as an unfunded supplemental pension plan for key executives. Retirement benefits are provided based on employees’ years of credited service and average earnings or stated amounts for years of service. Normal retirement age is 65 with provisions for earlier retirement. The plan also has provisions for disability and death benefits. The plan closed to new participants as of August 1, 2011, and benefit accruals under the plan were frozen effective December 31, 2016.

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

The Company’s pension plan’s weighted average asset allocation at December 31, 2018 and 2017, by asset category, was as follows:

	Plan Assets at December 31,
	2018	2017
Asset Category:
Equity Securities	53%	55%
Fixed Income Securities	40%	39%
Other	7%	6%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.00% long-term rate of return on assets assumption for both 2018 and 2017.

To determine the funded status of the Plan at December 31, 2018 and 2017, the Company used a weighted average discount rate of 4.39% and 3.71% in 2018 and 2017, respectively.

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2018 and 2017:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2018	2017	2018	2017
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$49,375	$45,079	$17,176	$15,409
Service cost	360	378	209	185
Interest cost	1,608	1,616	595	591
Actuarial (gain) loss	(4,039)	4,423	(1,601)	1,519
Benefits paid	(2,294)	(2,121)	(488)	(528)
Projected benefit obligation, end of year	$45,010	$49,375	$15,891	$17,176

Change in plan assets
Fair value of plan assets, beginning of year	38,369	32,278	-	-
Actual return on plan assets	(1,362)	4,590	-	-
Administrative expenses	(360)	(378)	-	-
Contributions	3,000	4,000	488	528
Benefits paid	(2,294)	(2,121)	(488)	(528)
Fair value of plan assets, end of year	$37,353	$38,369	$-	$-
Funded status of plan	$(7,657)	$(11,006)	$(15,891)	$(17,176)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities - other	$-	$-	$(436)	$(416)
Long-term pension liability	(7,657)	(11,006)	(15,455)	(16,760)
Net amount recognized	$(7,657)	$(11,006)	$(15,891)	$(17,176)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $4,082, $5,904, $1,102 and $2,166, respectively	$11,616	$9,916	$3,136	$3,854
Prior service cost, net of income tax liability of $0, $0, ($28) and ($75), respectively	-	-	(81)	(97)
Net amount recognized	$11,616	$9,916	$3,055	$3,757

As noted above, benefit accruals under the plan were frozen, effective December 31, 2016. Therefore, the accumulated benefit obligation of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ projected benefit obligations, as shown in the above table, at December 31, 2018 and 2017.

Assumptions used in determining net periodic pension cost for the years ended December 31, 2018 and 2017 were:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2018	2017	2018	2017
Discount rate for determining projected benefit obligation	3.70%	4.33%	3.75%	4.41%
Discount rate in effect for determining service cost	-	-	3.83%	4.62%
Discount rate in effect for determining interest cost	3.33%	3.63%	3.51%	3.92%
Long-term rate of return on plan assets	7.00%	7.00%	-	-

The components of net periodic pension cost for the years ended December 31, 2018 and 2017, were:

	2018	2017
	(Dollars in thousands)
Service cost	$569	$563
Interest cost	2,204	2,207
Expected return on plan assets	(2,711)	(2,301)
Net amortization and deferral	634	526
Net periodic pension cost	$696	$995

The components of net periodic pension cost other than the service cost component were included in “other expense, net” in the Consolidated Statements of Earnings.

The Company expects to recognize expense of $647,000 due to the amortization of unrecognized loss and income of $63,000 due to the amortization of prior service credit as components of net periodic pension cost in 2019 which are included in accumulated other comprehensive loss at December 31, 2018.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the Company expects that any cash contributions necessary to satisfy these requirements would not be material in 2018.

Projected benefit payments for the plans at December 31, 2018, were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2019	$2,698	$436
2020	$2,713	$470
2021	$2,726	$504
2022	$2,714	$551
2023	$2,755	$702
2024 - 2028	$14,016	$4,750

The following table summarizes the fair value of the Company’s pension plan assets at December 31, 2018, by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2018
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$13,556	$1,604	$-	$15,160
Preferred stocks	279	28	-	307
Exchange traded funds	4,454	-	-	4,454
Corporate obligations	-	4,568	-	4,568
State and municipal obligations	-	1,046	-	1,046
Pooled fixed income funds	7,767	-	-	7,767
U.S. government securities	-	286	-	286
Marketable CD's	-	911	-	911
Cash and cash equivalents	2,748	-	-	2,748
Subtotal	$28,804	$8,443	$-	$37,247
Other assets (1)				106
Total				$37,353

(1) This category represents trust receivables that are not leveled.

The following table summarizes the fair value of the Company’s pension plan assets at December 31, 2017, by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2017
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$13,855	$1,628	$-	$15,483
Preferred stocks	290	57	-	347
Exchange traded funds	5,546	-	-	5,546
Corporate obligations	-	5,867	-	5,867
State and municipal obligations	-	1,313	-	1,313
Pooled fixed income funds	6,895	-	-	6,895
U.S. government securities	-	381	-	381
Cash and cash equivalents	2,444	-	-	2,444
Subtotal	$29,030	$9,246	$-	$38,276
Other assets (1)				93
Total				$38,369

(1) This category represents trust receivables that are not leveled.

The Company also has a defined contribution plan covering substantially all employees. The Company contributed $835,000 and $786,000 to the plan in 2018 and 2017, respectively.

12. Comprehensive Income (Loss)

The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2018	2017
	(Dollars in thousands)
Foreign currency translation adjustments	$(6,901)	$(4,186)
Pension liability, net of tax	(14,671)	(13,673)
Total accumulated other comprehensive loss	$(21,572)	$(17,859)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss (dollars in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Balance, December 31, 2017	$(4,186)	$(13,673)	$(17,859)
Other comprehensive (loss) income before reclassifications	(1,604)	894	(710)
Amounts reclassified from accumulated other comprehensive loss	-	469	469
Net current period other comprehensive loss (income)	(1,604)	1,363	(241)
Amounts reclassified from the adoption of ASU 2018-02	-	(2,361)	(2,361)
Amounts reclassified from noncontrolling interest	(1,111)	-	(1,111)
Balance, December 31, 2018	$(6,901)	$(14,671)	$(21,572)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2018 and 2017 (dollars in thousands):

	Amounts reclassified from accumulated other comprehensive loss for the year ended December 31,			Affected line item in the statement where net income is presented
	2018	2017
Amortization of defined benefit pension items
Prior service cost	$(63)	$(63)	(1)	Other expense, net
Actuarial losses	697	589	(1)	Other expense, net
Total before tax	634	526
Tax benefit	(165)	(137)
Net of tax	$469	$389

(1)	These amounts were included in the computation of net periodic pension cost. See Note 11 for additional details.

13. INCOME TAXES

On December 22, 2017, the TCJA was enacted. The TCJA made broad and complex changes to the U.S. tax code including, among other things, (1) reducing the U.S. federal corporate tax rate, and (2) requiring a one-time transition tax on certain unremitted earnings of foreign subsidiaries. The TCJA reduced the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018.

The impact of the lower U.S. federal tax rate in 2018 reduced the Company’s 2018 tax provision by $3.2 million. The Company estimated the one-time transition tax by analyzing the current earnings and profits of its foreign subsidiaries and concluded the transition tax is not a material component of its 2018 tax provision.

In 2017, the Company remeasured its deferred tax balances to reflect the new lower federal tax rate, which resulted in a one-time adjustment that reduced its 2017 tax provision by $1.5 million.

The provision for income taxes included the following components for the years ended December 31, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Current:
Federal	$3,358	$3,904
State	1,048	499
Foreign	749	633
Total	5,155	5,036
Deferred	643	2,187
Total provision	$5,798	$7,223

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2018 and 2017:

	2018	2017
U.S. federal statutory income tax rate	21.0%	35.0%
State income taxes, net of federal tax benefit	3.6	2.9
Non-taxable municipal bond interest	(0.5)	(0.9)
Foreign income tax rate differences	0.8	0.1
Impact of tax rate change on deferred taxes	-	(5.8)
Share-based compensation	(2.5)	0.3
Other	0.1	(1.4)
Effective tax rate	22.5%	30.2%

The foreign component of pretax net earnings was $262,000 and $1.9 million for 2018 and 2017, respectively.

The components of deferred taxes at December 31, 2018, and 2017 were as follows:

	2018	2017
	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$192	$199
Pension liability	6,122	7,307
Accrued liabilities	1,779	1,975
Carryfoward losses	637	250
Foreign currency losses on intercompany loans	81	(46)
	8,811	9,685
Deferred income tax liabilities:
Inventory and related reserves	(2,832)	(2,989)
Cash value of life insurance	(382)	(337)
Property, plant and equipment	(1,145)	(1,373)
Intangible assets	(6,702)	(6,125)
Prepaid expenses and other assets	(197)	(180)
	(11,258)	(11,004)
Net deferred income tax liabilities	$(2,447)	$(1,319)

The net deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2018	2017
	(Dollars in thousands)
Non-current deferred income tax benefits	$1,277	$750
Non-current deferred income tax liabilities	(3,724)	(2,069)
Net deferred income tax liabilities	$(2,447)	$(1,319)

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2018	2017
	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$412	$275
Increases related to current year tax positions	399	144
Decreases due to settlements of tax positions	-	(7)
Decreases due to lapsing of statute of limitations	(39)	-
Unrecognized tax benefits balance at December 31,	$772	$412

The unrecognized tax benefits at December 31, 2018 and 2017, include $255,000 and $72,000, respectively, of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2018 and 2017.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2015 through 2018 tax years remain subject to examination by those taxing authorities.

14. COMMITMENTS

The Company operates retail shoe stores under both short-term and long-term leases. Leases provide for a minimum rental plus percentage rentals based upon sales in excess of a specified amount. The Company also leases office space in the U.S. and its distribution facilities in Canada and overseas. Total minimum rents were $10.0 million in 2018 and $10.1 million and in 2017. Percentage rentals were $131,000 in 2018 and $254,000 in 2017.

Future fixed and minimum rental commitments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018, are shown below. Renewal options exist for many long-term leases.

Operating
(Dollars in thousands)	Leases
2019	9,468
2020	7,529
2021	5,584
2022	3,278
2023	2,321
Thereafter	4,161
Total	$32,341

At December 31, 2018, the Company also had purchase commitments of $64.9 million to purchase inventory, all of which were due in less than one year.

15. SHARE REPURCHASE PROGRAM

In 1998 the Company’s share repurchase program was established. On several occasions since the program’s inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase, including 1.0 million shares the Company’s Board of Directors authorized for repurchase on October 31, 2017.

In 2018, the Company purchased 351,626 shares at a total cost of $11.4 million through its share repurchase program. In 2017, the Company purchased 548,539 shares at a total cost of $15.2 million through its share repurchase program. As of December 31, 2018, there were 665,010 authorized shares remaining under the program.

16. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$20,484	$16,491

Denominator:
Basic weighted average shares outstanding	10,168	10,253
Effect of dilutive securities:
Employee share-based awards	223	61
Diluted weighted average shares outstanding	10,391	10,314

Basic earnings per share	$2.01	$1.61

Diluted earnings per share	$1.97	$1.60

Diluted weighted average shares outstanding for 2018 exclude antidilutive share-based awards totaling 169,314 shares at a weighted average price of $30.38. Diluted weighted average shares outstanding for 2017 exclude antidilutive share-based awards totaling 759,916 shares at a weighted average price of $27.27.

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2018 and 2017, there was no single customer with sales above 10% of the Company’s total sales.

In the retail segment, the Company operated nine brick and mortar retail stores and internet businesses in the United States at December 31, 2018. Sales in retail outlets are made directly to the consumer by Company employees. In addition to the sale of the Company’s brands of footwear in these retail outlets, other branded footwear and accessories are also sold.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2018 and 2017 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2018
Product sales	$230,831	$22,683	$42,330	$295,844
Licensing revenues	2,531	-	-	2,531
Net sales	233,362	22,683	42,330	298,375
Depreciation	2,425	331	956	3,712
Earnings from operations	23,106	2,732	(379)	25,459
Total assets	239,119	4,440	26,485	270,044
Capital expenditures	648	76	686	1,410

2017
Product sales	$214,733	$20,860	$45,613	$281,206
Licensing revenues	2,543	-	-	2,543
Net sales	217,276	20,860	45,613	283,749
Depreciation	2,606	412	938	3,956
Earnings from operations	20,224	1,374	1,814	23,412
Total assets	228,738	4,548	29,546	262,832
Capital expenditures	735	338	505	1,578

All North American corporate office assets are included in the wholesale segment. Transactions between segments primarily consist of sales between the wholesale and retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2018 and 2017:

	2018	2017
	(Dollars in thousands)
Net Sales
United States	$234,782	$219,685
Canada	21,263	18,451
Europe	7,849	7,433
Australia	26,038	28,082
Asia	5,442	6,812
South Africa	3,001	3,286
Total	$298,375	$283,749

Long-Lived Assets
United States	$70,018	$72,328
Other	6,490	7,708
	$76,508	$80,036

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), goodwill, trademarks, investment in real estate and amortizable intangible assets.

18. SHARE-BASED COMPENSATION PLANS

At December 31, 2018, the Company had three share-based compensation plans: the 2011 Incentive Plan, the 2014 Incentive Plan, and the 2017 Incentive Plan (collectively, “the Plans”). Awards are no longer granted under the 2011 and 2014 plans; however, awards previously granted under such plans continue in accordance with their terms. Options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant, and the Company also grants restricted stock awards. The Company issues new common stock to satisfy stock option exercises as well as the issuance of restricted stock awards.

Stock options and restricted stock awards were granted in the third quarters of both 2018 and 2017. Stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Stock options granted in 2018 and 2017 vest ratably over five years and expire 10 years from the grant date. Restricted stock granted in 2018 and 2017 vests ratably over four years. As of December 31, 2018, there were approximately 1.1 million shares remaining available for share-based awards under the 2017 Incentive Plan.

Stock option exercises can be net share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were approximately 204,000 and 120,000 in 2018 and 2017, respectively, and were based on the value of the stock on the exercise dates. The net share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $699,000 and $154,000 in 2018 and 2017, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

In accordance with ASC 718, share-based compensation expense was recognized in the 2018 and 2017 consolidated financial statements for stock options and restricted stock awards granted since 2013. An estimate of forfeitures, based on historical data, was included in the calculation of share-based compensation. The effect of applying the expense recognition provisions of ASC 718 decreased Earnings before Provision for Income Taxes by $1,513,000 in 2018, and by $1,622,000 in 2017.

At December 31, 2018, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2015 through 2018 which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years. At December 31, 2018, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2015 through 2018 which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2018 and 2017:

	2018	2017
Risk-free interest rate	2.80%	2.04%
Expected dividend yield	2.47%	3.15%
Expected term	8.0	8.0
Expected volatility	19.9%	19.7%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2018		2017
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,502,493	$26.57	1,486,257	$26.13
Granted	129,200	37.22	211,200	27.94
Exercised	(429,047)	25.96	(174,989)	24.48
Forfeited or expired	(29,026)	26.67	(19,975)	26.53
Outstanding at end of year	1,173,620	$27.96	1,502,493	$26.57

Exercisable at end of year	692,007	$26.92	877,131	$26.59

Weighted average fair market value of options granted	$7.07		$4.05

	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2018	4.2	$2,452,000
Exercisable - December 31, 2018	2.3	$1,560,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 31, 2018 of $29.17 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested - December 31, 2016	724,125	$26.20	$3.07
Granted	211,200	27.94	4.05
Vested	(296,638)	26.71	3.01
Forfeited	(13,325)	26.16	3.12
Non-vested - December 31, 2017	625,362	$26.55	$3.43
Granted	129,200	37.22	7.07
Vested	(243,798)	26.42	3.25
Forfeited	(29,151)	26.67	3.46
Non-vested - December 31, 2018	481,613	$29.46	$4.49

The following table summarizes information about outstanding and exercisable stock options at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$25.51 to $25.86	448,225	3.2	$25.57	256,600	$25.59
$27.04 to $37.22	725,395	4.8	$29.43	435,407	$27.70
	1,173,620	4.2	$27.96	692,007	$26.92

The following table summarizes stock option activity for the years ended December 31:

	2018	2017
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$3,822	$618
Net proceeds from stock option exercises	$4,403	$4,284
Income tax benefit from the exercise of stock options	$994	$188
Total fair value of stock options vested	$793	$892

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2017 and 2018:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2016	58,500	$26.09
Issued	30,800	27.94
Vested	(23,250)	26.54
Non-vested - December 31, 2017	66,050	$26.79
Issued	25,319	37.22
Vested	(25,514)	27.49
Forfeited	(4,375)	26.60
Non-vested - December 31, 2018	61,480	$30.74

At December 31, 2018, the Company expected 61,480 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.7 years. These shares had an aggregate intrinsic value of $1.8 million at December 31, 2018. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 31, 2018 of $29.17 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $249,000 in 2018 and $167,000 in 2017.

19. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2016	$974	$1,542	$2,516
Add - Additions charged to earnings	621	3,865	4,486
Deduct - Charges for purposes for which reserves were established	(624)	(4,072)	(4,696)
Deduct - Adjustment to reserve	(100)	-	(100)
BALANCE, DECEMBER 31, 2017	$871	$1,335	$2,206
Add - Additions charged to earnings	311	4,170	4,481
Deduct - Charges for purposes for which reserves were established	(231)	(4,170)	(4,401)
BALANCE, DECEMBER 31, 2018	$951	$1,335	$2,286

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 14, 2019, the date these financial statements were issued. No significant subsequent events have occurred through this date requiring adjustment to the financial statements or disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Executive Officers of the Registrant” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7 2019 (the “2019 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2019 Proxy Statement in sections entitled “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2019 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2018:

	(a)	(b)	(c)
	Number of	Weighted-Average	Number of Securities Remaining
	Securities to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of Outstanding	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,173,620	$27.96	1,106,000
Equity compensation plans not approved by shareholders	-	-	-
Total	1,173,620	$27.96	1,106,000

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2019 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2019 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2018 Annual Report on Form 10-K.

(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)	List of Exhibits.

ITEM 16	FORM 10-K SUMMARY

None

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011

3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007

10.1	Loan Agreement dated January 23, 2009 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.3 to Form 10-K for Year Ended December 31, 2008

10.1a	Loan Modification Agreement dated December 6, 2012 between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4a to Form 10-K for Year Ended December 31, 2013

10.2	Fixed and Floating Charge Agreement Between Weyco Investments, Inc. and Florsheim Australia Pty Ltd	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2008

10.3*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.4*	Employment Agreement (Renewal) - Thomas W. Florsheim, Jr., dated January 1, 2017	Exhibit 10.6 to Form 10-K for Year Ended December 31, 2016

10.5*	Employment Agreement (Renewal) - John W. Florsheim, dated January 1, 2017	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2016

10.6*	Excess Benefits Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016

10.7*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.7a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016

10.8*	Deferred Compensation Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.9	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 2, 2018	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2018

10.10	PNC Bank Loan Agreement, dated November 5, 2013	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2013

10.11	PNC Bank Committed Line of Credit Note, dated November 5, 2013	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2013

10.12*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008

10.13*	Weyco Group, Inc. 2011 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 3, 2011

10.14*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014

10.15*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 9, 2017

10.15a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21a to Form 10-Q for Quarter Ended September 30, 2017

10.15b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21b to Form 10-Q for Quarter Ended September 30, 2017

10.15c*	Form of restricted stock agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21c to Form 10-Q for Quarter Ended September 30, 2017

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

21	Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Earnings for the years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017; (iv) Consolidated Statements of Equity for the years ended December 31, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/ John F. Wittkowske	March 14, 2019
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 14, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

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