Form 10-Q
period 2019-03-31
WEYCO GROUP INC
filed 2019-05-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________________________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock - $1.00 par value per share	WEYS	The Nasdaq Stock Market

As of April 26, 2019, there were 9,998,452 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$17,340	$22,973
Marketable securities, at amortized cost	1,834	1,525
Accounts receivable, net	50,672	51,533
Inventories	65,783	72,684
Prepaid expenses and other current assets	3,072	5,380
Total current assets	138,701	154,095

Marketable securities, at amortized cost	19,032	18,702
Deferred income tax benefits	1,283	1,277
Property, plant and equipment, net	28,877	28,707
Operating lease right-of-use assets	24,394	-
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	23,449	23,283
Total assets	$279,716	$270,044

LIABILITIES AND EQUITY:
Short-term borrowings	$3,720	$5,840
Accounts payable	4,771	12,764
Dividend payable	-	2,308
Operating lease liabilities	7,704	-
Accrued liabilities	10,439	14,306
Accrued income tax payable	1,608	912
Total current liabilities	28,242	36,130

Deferred income tax liabilities	3,756	3,724
Long-term pension liability	23,098	23,112
Operating lease liabilities	18,362	-
Other long-term liabilities	223	1,495
Total liabilities	73,681	64,461

Common stock	9,995	10,057
Capital in excess of par value	64,634	64,263
Reinvested earnings	152,740	152,835
Accumulated other comprehensive loss	(21,334)	(21,572)
Total equity	206,035	205,583
Total liabilities and equity	$279,716	$270,044

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)

Net sales	$74,128	$69,526
Cost of sales	45,364	42,901
Gross earnings	28,764	26,625

Selling and administrative expenses	23,618	23,058
Earnings from operations	5,146	3,567

Interest income	223	233
Interest expense	(32)	-
Other expense, net	(125)	(43)

Earnings before provision for income taxes	5,212	3,757

Provision for income taxes	1,244	941

Net earnings	3,968	2,816

Net loss attributable to noncontrolling interest	-	(171)

Net earnings attributable to Weyco Group, Inc.	$3,968	$2,987

Weighted average shares outstanding
Basic	9,949	10,173
Diluted	10,027	10,361

Earnings per share
Basic	$0.40	$0.29
Diluted	$0.40	$0.29

Cash dividends declared (per share)	$0.23	$0.22

Comprehensive income	$4,206	$2,815
Comprehensive loss attributable to noncontrolling interest	-	(205)
Comprehensive income attributable to Weyco Group, Inc.	$4,206	$3,020

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,968	$2,816
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	827	962
Amortization	83	92
Bad debt expense	48	105
Deferred income taxes	(12)	135
Net foreign currency transaction losses (gains)	16	(14)
Share-based compensation expense	366	351
Pension expense	229	213
Increase in cash surrender value of life insurance	(135)	(135)
Changes in operating assets and liabilities -
Accounts receivable	816	(1,415)
Inventories	6,900	9,165
Prepaid expenses and other assets	2,182	2,590
Accounts payable	(7,990)	(3,586)
Accrued liabilities and other	(3,537)	(3,402)
Accrued income taxes	696	490
Net cash provided by operating activities	4,457	8,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,327)	(1,241)
Proceeds from maturities of marketable securities	680	1,350
Purchases of property, plant and equipment	(981)	(125)
Net cash used for investing activities	(1,628)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,593)	(4,471)
Cash dividends paid to noncontrolling interest of subsidiary	-	(88)
Shares purchased and retired	(1,828)	-
Net proceeds from stock options exercised	7	2,884
Proceeds from bank borrowings	31,813	-
Repayments of bank borrowings	(33,933)	-
Net cash used for financing activities	(8,534)	(1,675)

Effect of exchange rate changes on cash and cash equivalents	72	(47)

Net (decrease) increase in cash and cash equivalents	$(5,633)	$6,629

CASH AND CASH EQUIVALENTS at beginning of period	22,973	23,453

CASH AND CASH EQUIVALENTS at end of period	$17,340	$30,082

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$423	$146
Interest paid	$31	$-

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2019, may not necessarily be indicative of the results for the full year.

2.	Recently Adopted Accounting Pronouncement

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases, as amended (hereinafter referred to as “ASC 842”), which supersedes the lease accounting guidance under Topic 840. ASC 842 generally requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. The comparative information has not been restated and continues to be reported in accordance with historical accounting under Topic 840. The Company elected to utilize certain practical expedients that were provided for transition relief. Accordingly, the Company is not reassessing expired or existing contracts, lease classifications or related initial direct costs as part of its assessment process. Additionally, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases.

The adoption of ASC 842 on January 1, 2019, had a material impact on the Company’s consolidated condensed balance sheet due to the recognition of ROU assets and lease liabilities. The Company recognized operating lease ROU assets and corresponding lease liabilities totaling $26.0 million and $27.8 million, respectively, on January 1, 2019. The operating lease ROU assets recorded on the adoption date were net of approximately $1.8 million in reclassifications of other accrued liabilities and long-term liabilities. The adoption did not impact the Company’s fiscal 2019 beginning retained earnings, nor did it have a material impact on the Company’s consolidated earnings or cash flows.

3.	Update to Significant Accounting Policies

The Company adopted ASC 842 in the first quarter of 2019. As a result, the Company updated its significant accounting policies for leases below. Refer to Note 2 for the impact of the adoption of ASC 842 on the Company’s consolidated condensed financial statements and Note 9 for additional information related to the Company’s lease arrangements.

The Company leases retail shoe stores, primarily located in the U.S. and Australia, as well as several office and distribution facilities worldwide. The Company determines whether an arrangement is or contains a lease at contract inception. All of the Company’s leases are classified as operating leases, which are included in the operating lease ROU assets and operating lease liabilities in the consolidated condensed balance sheets (unaudited). The Company has no finance leases.

ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew when it is reasonably certain that the Company will exercise that option.

As the Company’s leases generally do not provide an implicit rate, the Company used its incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate was a hypothetical rate based on an understanding of what the Company could borrow from a third-party lender, on a collateralized basis, over a similar term, and in an amount that approximates the value of the Company’s future lease payments. The Company used a portfolio approach and applied a single discount rate to all of its leases.

Operating lease costs are recognized on a straight-line basis over the lease term and are included in selling and administrative expenses. Variable lease payments that do not depend on a rate or index, payments associated with non-lease components, and short-term rentals (leases with terms less than 12 months) are expensed as incurred.

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$3,968	$2,987

Denominator:
Basic weighted average shares outstanding	9,949	10,173
Effect of dilutive securities:
Employee share-based awards	78	188
Diluted weighted average shares outstanding	10,027	10,361

Basic earnings per share	$0.40	$0.29

Diluted earnings per share	$0.40	$0.29

Diluted weighted average shares outstanding for the three months ended March 31, 2019, exclude anti-dilutive stock options totaling 348,000 shares of common stock at a weighted average price of $29.51. Diluted weighted average shares outstanding for the three months ended March 31, 2018, exclude anti-dilutive stock options totaling 207,000 shares of common stock at a weighted average price of $27.94.

5.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$1,834	$1,839	$1,525	$1,532
Due from one through five years	10,194	10,373	9,752	9,861
Due from six through ten years	6,027	6,356	6,239	6,433
Due from eleven through twenty years	2,811	2,906	2,711	2,713
Total	$20,866	$21,474	$20,227	$20,539

The unrealized gains and losses on marketable securities at March 31, 2019, and at December 31, 2018, were as follows:

	March 31, 2019		December 31, 2018
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$610	$(2)	$388	$(76)

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2019 and determined that no other-than-temporary market value impairment exists.

6.	Intangible Assets

During the three months ended March 31, 2019, there were no changes in the carrying value of the Company’s indefinite-lived intangible assets (goodwill and trademarks). The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		March 31, 2019			December 31, 2018
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	(1,886)	$1,614	$3,500	(1,828)	$1,672
Total amortizable intangible assets		$3,500	(1,886)	$1,614	$3,500	(1,828)	$1,672

Amortization expense related to the intangible assets was approximately $60,000 in both the first quarters of 2019 and 2018.

7.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2019 and 2018, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2019
Product sales	$58,774	$5,571	$9,076	$73,421
Licensing revenues	707	-	-	707
Net sales	$59,481	$5,571	$9,076	$74,128
Earnings (loss) from operations	$5,206	$483	$(543)	$5,146

2018
Product sales	$52,995	$4,927	$10,811	$68,733
Licensing revenues	793	-	-	793
Net sales	$53,788	$4,927	$10,811	$69,526
Earnings (loss) from operations	$3,390	$206	$(29)	$3,567

8.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Service cost	$103	$151
Interest cost	606	549
Expected return on plan assets	(626)	(646)
Net amortization and deferral	146	159
Net periodic pension cost	$229	$213

The components of net periodic pension cost other than the service cost component were included in "other expense, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

9.	Leases

The Company leases retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2019 and 2033. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonable assured at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of the Company’s operating lease costs were as follows (dollars in thousands):

Three Months Ended
March 31, 2019
Operating lease costs	$2,194
Variable lease costs (1)	9
Total lease costs	$2,203

(1)	Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

The following is a schedule of maturities of operating lease liabilities as of March 31, 2019 (dollars in thousands):

Operating Leases
2019, excluding the quarter ended March 31, 2019	$6,605
2020	7,685
2021	5,703
2022	3,372
2023	2,361
Thereafter	3,002
Total lease payments	28,728
Less imputed interest	(2,662)
Present value of lease liabilities	26,066

The operating lease liabilities are classified in the consolidated condensed balance sheet (unaudited) as follows (dollars in thousands):

March 31, 2019
Operating lease liabilities - current	$7,704
Operating lease liabilities - non-current	18,362
Total	$26,066

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of March 31, 2019, the Company’s leases have a weighted-average remaining lease term of 6.25 years.

The future minimum rental commitments under operating leases in effect as of December 31, 2018 having non-cancelable lease terms in excess of one year, as determined in accordance with Topic 840 (prior to the adoption of ASC 842), were as follows (dollars in thousands):

Operating Leases
2019	$9,468
2020	7,529
2021	5,584
2022	3,278
2023	2,321
Thereafter	4,161
Total	$32,341

Supplemental cash flow information related to the Company’s operating leases are as follows (dollars in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,252
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$26,029

10.	Stock-Based Compensation Plans

During the three months ended March 31, 2019, the Company recognized $366,000 of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2019. During the three months ended March 31, 2018, the Company recognized $351,000 of compensation expense associated with stock option and restricted stock awards granted in years 2014 through 2017.

The following table summarizes the Company’s stock option activity for the three-month period ended March 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2018	1,173,620	$27.96
Granted	2,500	$28.77
Exercised	(3,250)	$27.97
Forfeited or expired	(1,430)	$30.43
Outstanding at March 31, 2019	1,171,440	$27.96	3.9	$4,316,000
Exercisable at March 31, 2019	688,757	$26.91	2.1	$2,789,000

*	The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on March 29, 2019, the last trading day of the quarter, of $30.96 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$11	$501
Cash received from stock option exercises	$7	$2,884
Income tax benefit from the exercise of stock options	$3	$130

The following table summarizes the Company’s restricted stock award activity for the three-month period ended March 31, 2019:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2018	61,480	$30.74
Issued	600	$28.77
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2019	62,080	$30.72	2.4	$1,922,000

*	The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on March 29, 2019, the last trading day of the quarter, of $30.96 multiplied by the number of non-vested restricted shares outstanding.

11.	Short-Term Borrowings

At March 31, 2019, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2019. The line of credit bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%. At March 31, 2019, outstanding borrowings were approximately $3.7 million at an interest rate of 3.25%. The highest balance on the line of credit during the quarter was $7.7 million.

12.	Financial Instruments

At March 31, 2019, the Company had foreign exchange contracts outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.3 million U.S. dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

13.	Comprehensive Income

Comprehensive income for the three months ended March 31, 2019 and 2018, was as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net earnings	$3,968	$2,816
Foreign currency translation adjustments	130	(119)
Pension liability, net of tax of $38 and $41, respectively	108	118
Total comprehensive income	$4,206	$2,815

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Foreign currency translation adjustments	$(6,771)	$(6,901)
Pension liability, net of tax	(14,563)	(14,671)
Total accumulated other comprehensive loss	$(21,334)	$(21,572)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2019:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2018	$(6,901)	$(14,671)	$(21,572)
Other comprehensive income before reclassifications	130	-	130
Amounts reclassified from accumulated other comprehensive loss	-	108	108
Net current period other comprehensive income	130	108	238
Ending balance, March 31, 2019	$(6,771)	$(14,563)	$(21,334)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2019:

	Amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2019		Affected line item in the statement where net income is presented

Amortization of defined benefit pension items
Prior service cost	$(16	)(1)	Other expense, net
Actuarial losses	162	(1)	Other expense, net
Total before tax	146
Tax benefit	(38)
Net of tax	$108

(1)	These amounts were included in net periodic pension cost. See Note 8 for additional details.

14.	Equity

The following table reconciles the Company’s equity for the three months ended March 31, 2019:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss
	(Dollars in thousands)

Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)
Net earnings	-	-	3,968	-
Foreign currency translation adjustments	-	-	-	130
Pension liability adjustment, net of tax	-	-	-	108
Cash dividends declared	-	-	(2,299)	-
Stock options exercised	1	6	-	-
Issuance of restricted stock	1	(1)	-	-
Share-based compensation expense	-	366	-	-
Shares purchased and retired	(64)	-	(1,764)	-
Balance, March 31, 2019	$9,995	$64,634	$152,740	$(21,334)

The following table reconciles the Company’s equity for the three months ended March 31, 2018:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122
Net earnings	-	-	2,987	-	(171)
Foreign currency translation adjustments	-	-	-	(85)	(34)
Pension liability adjustment, net of tax	-	-	-	118	-
Cash dividends declared	-	-	(2,257)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(88)
Stock options exercised	108	2,776	-	-	-
Restricted stock forfeited	(2)	2	-	-	-
Share-based compensation expense	-	351	-	-	-
Balance, March 31, 2018	$10,268	$59,013	$151,080	$(17,826)	$6,829

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 9 brick and mortar retail stores and e-commerce businesses in the United States as of March 31, 2019. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2019 were $74.1 million, up 7% compared to last year’s first quarter net sales of $69.5 million. Consolidation earnings from operations were $5.1 million this quarter, an increase of 44% compared to $3.6 million in the same period of 2018. Consolidated net earnings attributable to Weyco Group, Inc. were $4.0 million in the first quarter of 2019, up 33% compared to $3.0 million in last year’s first quarter. Diluted earnings per share were $0.40 per share for the three months ended March 31, 2019, up from $0.29 per share in the first quarter of 2018.

The majority of the increase in consolidated net sales came from the Company’s wholesale segment. Wholesale net sales increased $5.7 million, due mainly to higher sales of the Florsheim, Stacy Adams and BOGS brands. Net sales of the Company’s retail segment were up $644,000 for the quarter, due primarily to higher sales on the Company’s websites. Other net sales decreased $1.7 million for the quarter, primarily due to a 13% decline in net sales at Florsheim Australia, caused mainly by the translation of the weaker Australian currency into U.S. dollars.

The increase in consolidated earnings from operations was primarily due to higher operating earnings in the wholesale segment. Wholesale earnings from operations rose $1.8 million for the quarter due mainly to higher sales. Retail earnings from operations increased $277,000 for the quarter, mainly due to higher e-commerce sales. These increases were partially offset by lower operating earnings at Florsheim Australia resulting mainly from lower sales.

Financial Position Highlights

At March 31, 2019, cash and marketable securities totaled $38.2 million and there was $3.7 million of debt outstanding on the Company’s revolving line of credit. During the first three months of 2019, the Company generated $4.5 million of cash from operations. The Company paid dividends of $4.6 million, paid down $2.1 million on the line of credit, repurchased $1.8 million of Company stock, and had $981,000 of capital expenditures during the quarter.

On January 1, 2019, the Company adopted the new accounting standard on leases (ASC 842). The adoption of ASC 842 resulted in the recognition of ROU assets and lease liabilities totaling $26.0 million and $27.8 million, respectively, as of the adoption date. The prior year comparative information has not been restated and continues to be reported in accordance with historical accounting under Topic 840.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,		%
	2019	2018	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$59,481	$53,788	11%
North American Retail	5,571	4,927	13%
Other	9,076	10,811	-16%
Total	$74,128	$69,526	7%

Earnings (loss) from Operations
North American Wholesale	$5,206	$3,390	54%
North American Retail	483	206	134%
Other	(543)	(29)	n/a
Total	$5,146	$3,567	44%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,		%
	2019	2018	Change
	(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$20,968	$19,489	8%
Nunn Bush	11,594	12,354	-6%
Florsheim	18,816	15,054	25%
BOGS/Rafters	7,391	6,015	23%
Other	5	83	-94%
Total North American Wholesale	$58,774	$52,995	11%
Licensing	707	793	-11%
Total North American Wholesale Segment	$59,481	$53,788	11%

Stacy Adams and Florsheim net sales were up for the quarter across the majority of distribution channels. Sales of the Nunn Bush brand were down for the quarter, mainly with department stores. The increase in BOGS/Rafters net sales was primarily due to higher sales of BOGS to outdoor and online retailers.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Gross earnings for the North American wholesale segment were 34.3% of net sales in the first quarter of 2019, compared to 33.1% of net sales in the first quarter of 2018. Earnings from operations in the North American wholesale segment increased 54% to $5.2 million in the first quarter of 2019, from $3.4 million in the same period last year, due mainly to higher sales.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping and handling costs). Wholesale distribution costs were $3.1 million in the first quarters of both 2019 and 2018. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $15.2 million, or 26% of net sales, in the first quarter of 2019, compared to $14.4 million, or 27% of net sales, in the first quarter of 2018, and increased as a result of higher employees wages and benefits.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $5.6 million in the first quarter of 2019, up 13% compared to $4.9 in last year’s first quarter. Same store sales, which include U.S. e-commerce sales, were up 13% for the quarter, due to higher sales through the Company’s websites. There were the same number of domestic brick and mortar stores operating at both March 31, 2019 and at March 31, 2018.

Earnings from Operations

Retail gross earnings were 65.2% of net sales in the first quarter of 2019, compared to 64.6% of net sales in the first quarter of 2018. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were 57% of net sales in the first quarter of 2019 versus 60% of net sales in last year’s first quarter. Driven by higher online sales, retail earnings from operations rose to $483,000 in the first quarter of 2019, from $206,000 in the first quarter of 2018.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $9.1 million in the first quarter of 2019, down 16% compared to $10.8 million in last year’s first quarter. The decrease was primarily due to a 13% decline in net sales at Florsheim Australia, caused mainly by the translation of the weaker Australian currency into U.S. dollars. Florsheim Australia’s net sales in local currency were down 4% for the quarter, with lower sales in both its retail and wholesale businesses, as a result of the challenging retail environment. Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $543,000 in the first quarter of 2019, compared to operating losses of $29,000 in the first quarter of 2018. The decline between years was mainly due to lower sales at Florsheim Australia.

Other income and expense and taxes

Interest income was $223,000 and $233,000 in the first quarters of 2019 and 2018, respectively. Interest expense rose $32,000 for the quarter, primarily due to an increase in debt outstanding on the Company’s line of credit. The Company’s effective tax rate for the quarter ended March 31, 2019 was 23.9% compared to 25.0% for the same period of 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $4.5 million of cash from operating activities during the first three months of 2019, compared to $8.4 million in the same period one year ago. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory and accounts payable.

The Company paid cash dividends of $4.6 million in both the first quarters of 2019 and 2018.

The Company repurchases its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first three months of 2019, the Company repurchased 63,481 shares for a total cost of $1.8 million. As of March 31, 2019, the Company had 601,529 shares available under its previously announced stock repurchase program. The Company did not repurchase any of its shares during the three months ended March 31, 2018.

Capital expenditures were $981,000 in the first three months of 2019. Management estimates that annual capital expenditures for 2019 will be between $3.5 million and $4.5 million.

At March 31, 2019, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2019. The line of credit bears interest at LIBOR plus 0.75%. At March 31, 2019, outstanding borrowings were approximately $3.7 million at an interest rate of 3.25%. The highest balance on the line of credit during the quarter was $7.7 million.

As of March 31, 2019, approximately $2.0 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

COMMITMENTS

Not applicable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

During the first quarter of 2019, the Company adopted ASU 2016-02, Leases. As a result of the adoption, the Company implemented controls to ensure management properly assessed the impact of the new standard on its consolidated financial statements. Other than this change, there have been no other significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchases of the Company’s common stock by the Company in the three-month period March 31, 2019.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
01/01/2019 - 01/31/2019	45,481	$28.52	45,481	619,529
02/01/2019 - 02/28/2019	12,100	$28.54	12,100	607,429
03/01/2019 - 03/31/2019	5,900	$31.42	5,900	601,529
Total	63,481	28.80	63,481

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 9, 2019
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

