Form 10-Q
period 2019-06-30
WEYCO GROUP INC
filed 2019-08-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐ No ☒

As of July 31, 2019, there were 9,978,790 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$9,681	$22,973
Marketable securities, at amortized cost	10,820	1,525
Accounts receivable, net	39,275	51,533
Income tax receivable	649	-
Inventories	82,757	72,684
Prepaid expenses and other current assets	3,107	5,380
Total current assets	146,289	154,095

Marketable securities, at amortized cost	17,966	18,702
Deferred income tax benefits	1,270	1,277
Property, plant and equipment, net	29,460	28,707
Operating lease right-of-use assets	23,280	-
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	23,569	23,283
Total assets	$285,814	$270,044

LIABILITIES AND EQUITY:
Short-term borrowings	$12,001	$5,840
Accounts payable	5,155	12,764
Dividend payable	-	2,308
Operating lease liabilities	7,878	-
Accrued liabilities	10,832	14,306
Accrued income tax payable	-	912
Total current liabilities	35,866	36,130

Deferred income tax liabilities	3,738	3,724
Long-term pension liability	23,129	23,112
Operating lease liabilities	17,015	-
Other long-term liabilities	181	1,495
Total liabilities	79,929	64,461

Common stock	10,002	10,057
Capital in excess of par value	65,141	64,263
Reinvested earnings	151,853	152,835
Accumulated other comprehensive loss	(21,111)	(21,572)
Total equity	205,885	205,583
Total liabilities and equity	$285,814	$270,044

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)

Net sales	$60,476	$60,888	$134,604	$130,414
Cost of sales	36,073	37,182	81,437	80,083
Gross earnings	24,403	23,706	53,167	50,331

Selling and administrative expenses	22,539	21,759	46,157	44,817
Earnings from operations	1,864	1,947	7,010	5,514

Interest income	230	254	453	487
Interest expense	(34)	-	(66)	-
Other expense, net	(128)	(176)	(253)	(219)

Earnings before provision for income taxes	1,932	2,025	7,144	5,782

Provision for income taxes	418	502	1,662	1,443

Net earnings	1,514	1,523	5,482	4,339

Net loss attributable to noncontrolling interest	-	(103)	-	(274)

Net earnings attributable to Weyco Group, Inc.	$1,514	$1,626	$5,482	$4,613

Weighted average shares outstanding
Basic	9,938	10,214	9,943	10,194
Diluted	10,033	10,505	10,030	10,433

Earnings per share
Basic	$0.15	$0.16	$0.55	$0.45
Diluted	$0.15	$0.15	$0.55	$0.44

Cash dividends declared (per share)	$0.24	$0.23	$0.47	$0.45

Comprehensive income	$1,737	$650	$5,943	$3,465
Comprehensive loss attributable to noncontrolling interest	-	(383)	-	(588)
Comprehensive income attributable to Weyco Group, Inc.	$1,737	$1,033	$5,943	$4,053

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,482	$4,339
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,650	1,905
Amortization	125	171
Bad debt expense	79	160
Deferred income taxes	(61)	841
Net foreign currency transaction losses	18	105
Share-based compensation expense	731	805
Pension contribution	-	(3,000)
Pension expense	523	426
Increase in cash surrender value of life insurance	(115)	(115)
Changes in operating assets and liabilities -
Accounts receivable	12,142	11,464
Inventories	(10,065)	3,714
Prepaid expenses and other assets	2,095	2,527
Accounts payable	(7,612)	(3,008)
Accrued liabilities and other	(3,194)	(5,213)
Accrued income taxes	(1,558)	(1,111)
Net cash provided by operating activities	240	14,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(10,183)	(5,961)
Proceeds from maturities of marketable securities	1,645	3,375
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(2,414)	(491)
Net cash used for investing activities	(11,107)	(3,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,978)	(6,836)
Cash dividends paid to noncontrolling interest of subsidiary	-	(88)
Shares purchased and retired	(1,828)	(6,589)
Net proceeds from stock options exercised	161	4,048
Taxes paid related to the net share settlement of equity awards	(5)	(611)
Proceeds from bank borrowings	75,474	-
Repayments of bank borrowings	(69,313)	-
Net cash used for financing activities	(2,489)	(10,076)

Effect of exchange rate changes on cash and cash equivalents	64	(157)

Net (decrease) increase in cash and cash equivalents	$(13,292)	$545

CASH AND CASH EQUIVALENTS at beginning of period	22,973	23,453

CASH AND CASH EQUIVALENTS at end of period	$9,681	$23,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,112	$1,927
Interest paid	$66	$-

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2019, may not necessarily be indicative of the results for the full year.

2.	Recently Adopted Accounting Pronouncement

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases, as amended (hereinafter referred to as “ASC 842”), which supersedes the lease accounting guidance under Topic 840. ASC 842 generally requires lessees to recognize lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. The comparative information was not restated and continues to be reported in accordance with historical accounting under Topic 840. The Company elected to utilize certain practical expedients that were provided for transition relief. Accordingly, the Company did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of its assessment process. Additionally, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases.

The adoption of ASC 842 had a material impact on the Company’s consolidated condensed balance sheet due to the recognition of ROU assets and lease liabilities. The Company recognized operating lease ROU assets and corresponding lease liabilities totaling $26.0 million and $27.8 million, respectively, on January 1, 2019. The operating lease ROU assets recorded on the adoption date were net of approximately $1.8 million in reclassifications of other accrued liabilities and long-term liabilities. The adoption did not impact the Company’s beginning retained earnings, nor did it have a material impact on the Company’s consolidated earnings or cash flows.

3.	Update to Significant Accounting Policies

The Company adopted ASC 842 in the first quarter of 2019. As a result, the Company updated its significant accounting policies for leases, as discussed below. Refer to Note 2 for the impact of the adoption on the Company’s consolidated condensed financial statements and Note 9 for additional information related to the Company’s lease arrangements.

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

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$1,514	$1,626	$5,482	$4,613

Denominator:
Basic weighted average shares outstanding	9,938	10,214	9,943	10,194
Effect of dilutive securities:
Employee share-based awards	95	291	87	239
Diluted weighted average shares outstanding	10,033	10,505	10,030	10,433

Basic earnings per share	$0.15	$0.16	$0.55	$0.45

Diluted earnings per share	$0.15	$0.15	$0.55	$0.44

Diluted weighted average shares outstanding for the three months ended June 30, 2019, excludes anti-dilutive stock options totaling approximately 346,000 shares of common stock at a weighted average price of $29.49. Diluted weighted average shares outstanding for the six months ended June 30, 2019, excludes anti-dilutive stock options totaling approximately 347,000 shares of common stock at a weighted average price of $29.50. There were no anti-dilutive stock options for the three months ended June 30, 2018. Diluted weighted average shares outstanding for the six months ended June 30, 2018, excludes anti-dilutive stock options totaling approximately 207,000 shares of common stock at a weighted average price of $27.94.

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

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of June 30, 2019, and December 31, 2018.

	June 30, 2019		December 31, 2018
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$10,820	$10,838	$1,525	$1,532
Due from one through five years	9,678	9,925	9,752	9,861
Due from six through ten years	5,032	5,397	6,239	6,433
Due from eleven through twenty years	3,256	3,422	2,711	2,713
Total	$28,786	$29,582	$20,227	$20,539

The unrealized gains and losses on marketable securities at June 30, 2019, and at December 31, 2018, were as follows:

	June 30, 2019		December 31, 2018
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$796	$-	$388	$(76)

The estimated market values provided are level 2 valuations as defined by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2019 and determined that no other-than-temporary market value impairment exists.

6.	Intangible Assets

During the six months ended June 30, 2019, there were no changes in the carrying value of the Company’s indefinite-lived intangible assets (goodwill and trademarks). The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed

Balance Sheets (unaudited), consisted of the following:

		June 30, 2019			December 31, 2018
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(1,944)	$1,556	$3,500	$(1,828)	$1,672
Total amortizable intangible assets		$3,500	$(1,944)	$1,556	$3,500	$(1,828)	$1,672

Amortization expense related to the intangible assets was approximately $58,000 in both the second quarters of 2019 and 2018. For the six months ended June 30, amortization expense related to the intangible assets was approximately $116,000 in 2019 and $117,000 in 2018.

7.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six months ended June 30, 2019 and 2018, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2019
Product sales	$45,416	$5,395	$9,029	$59,840
Licensing revenues	636	-	-	636
Net sales	$46,052	$5,395	$9,029	$60,476
Earnings (loss) from operations	$2,212	$401	$(749)	$1,864

2018
Product sales	$45,167	$4,624	$10,625	$60,416
Licensing revenues	472	-	-	472
Net sales	$45,639	$4,624	$10,625	$60,888
Earnings (loss) from operations	$1,748	$222	$(23)	$1,947

Six Months Ended
June 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2019
Product sales	$104,190	$10,966	$18,105	$133,261
Licensing revenues	1,343	-	-	1,343
Net sales	$105,533	$10,966	$18,105	$134,604
Earnings (loss) from operations	$7,418	$884	$(1,292)	$7,010

2018
Product sales	$98,161	$9,551	$21,436	$129,148
Licensing revenues	1,266	-	-	1,266
Net sales	$99,427	$9,551	$21,436	$130,414
Earnings (loss) from operations	$5,139	$428	$(53)	$5,514

8.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$128	$151	$231	$301
Interest cost	624	549	1,230	1,098
Expected return on plan assets	(625)	(646)	(1,251)	(1,292)
Net amortization and deferral	167	159	313	319
Net periodic pension cost	$294	$213	$523	$426

The components of net periodic pension cost other than the service cost component were included in "other expense, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

9.	Leases

The Company leases retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2019 and 2033. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of the Company’s operating lease costs were as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs	$2,198	$4,392
Variable lease costs (1)	34	43
Total lease costs	$2,232	$4,435

(1) Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of June 30, 2019 (dollars in thousands):

Operating Leases
2019, excluding the six months ended June 30, 2019	$4,586
2020	8,085
2021	5,939
2022	3,411
2023	1,979
Thereafter	2,642
Total lease payments	26,642
Less imputed interest	(1,749)
Present value of lease liabilities	24,893

The operating lease liabilities are classified in the consolidated condensed balance sheet (unaudited) as follows (dollars in thousands):

June 30, 2019
Operating lease liabilities - current	$7,878
Operating lease liabilities - non-current	17,015
Total	$24,893

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of June 30, 2019, the Company’s leases have a weighted-average remaining lease term of 5.85 years.

The future minimum rental commitments under operating leases in effect as of December 31, 2018 having non-cancelable lease terms in excess of one year, as determined in accordance with Topic 840 (prior to the adoption of ASC 842), were as follows (dollars in thousands):

Operating Leases
2019	$9,468
2020	7,529
2021	5,584
2022	3,278
2023	2,321
Thereafter	4,161
Total	$32,341

Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,273	$4,525
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$973	$27,002

10.	Share-Based Compensation Plans

During the three and six months ended June 30, 2019, the Company recognized approximately $365,000 and $731,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2019. During the three and six months ended June 30, 2018, the Company recognized approximately $454,000 and $805,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2014 through 2017.

The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2018	1,173,620	$27.96
Granted	2,500	$28.77
Exercised	(18,795)	$27.75
Forfeited or expired	(2,750)	$31.94
Outstanding at June 30, 2019	1,154,575	$27.95	3.7	$505,000
Exercisable at June 30, 2019	673,092	$26.89	1.9	$284,000

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 28, 2019, the last trading day of the quarter, of $26.71 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$77	$2,549	$88	$3,050
Net proceeds from stock option exercises	$154	$1,164	$161	$4,048
Income tax benefit from the exercise of stock options	$20	$663	$23	$793

The following table summarizes the Company’s restricted stock award activity for the six-month period ended June 30, 2019:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2018	61,480	$30.74
Issued	600	28.77
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2019	62,080	$30.72	2.2	$1,658,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on June 28, 2019, the last trading day of the quarter, of $26.71 multiplied by the number of non-vested restricted shares outstanding.

11.	Short-Term Borrowings

At June 30, 2019, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2019. The line of credit bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%. At June 30, 2019, outstanding borrowings were approximately $12.0 million at an interest rate of 3.15%. The highest balance on the line of credit during the six months ended June 30, 2019 was approximately $12.0 million.

12.	Financial Instruments

At June 30, 2019, the Company had foreign exchange contracts outstanding to sell $5.0 million Canadian dollars at a price of approximately $3.8 million U.S. dollars. The Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.1 million U.S. dollars at a price of approximately $4.4 million Australian dollars. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

13.	Comprehensive Income (Loss)

Comprehensive income for the three and six months ended June 30, 2019 and 2018, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net earnings	$1,514	$1,523	$5,482	$4,339
Foreign currency translation adjustments	100	(991)	230	(1,110)

Pension liability, net of tax of $44, $42, $82, and $83, respectively	123	118	231	236
Total comprehensive income	$1,737	$650	$5,943	$3,465

The components of accumulated other comprehensive loss as recorded on the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Foreign currency translation adjustments	$(6,671)	$(6,901)
Pension liability, net of tax	(14,440)	(14,671)
Total accumulated other comprehensive loss	$(21,111)	$(21,572)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the six months ended June 30, 2019:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2018	$(6,901)	$(14,671)	$(21,572)
Other comprehensive income before reclassifications	230	-	230
Amounts reclassified from accumulated other comprehensive loss	-	231	231
Net current period other comprehensive income	230	231	461
Ending balance, June 30, 2019	$(6,671)	$(14,440)	$(21,111)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the six months ended June 30, 2019:

	Amounts reclassified from accumulated other comprehensive loss for the six months ended June 30, 2019		Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(31	)(1)	Other expense, net
Actuarial losses	344	(1)	Other expense, net
Total before tax	313
Tax benefit	(82)
Net of tax	$231

(1)	These amounts were included in net periodic pension cost. See Note 8 for additional details.

14.	Equity

The following table reconciles the Company’s equity for the six months ended June 30, 2019:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss
	(Dollars in thousands)

Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)
Net earnings	-	-	3,968	-
Foreign currency translation adjustments	-	-	-	130
Pension liability adjustment, net of tax	-	-	-	108
Cash dividends declared	-	-	(2,299)	-
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	1	6	-	-
Issuance of restricted stock	1	(1)	-	-
Share-based compensation expense	-	366	-	-
Shares purchased and retired	(64)	-	(1,764)	-
Balance, March 31, 2019	$9,995	$64,634	$152,740	$(21,334)
Net earnings	-	-	1,514	-
Foreign currency translation adjustments	-	-	-	100
Pension liability adjustment, net of tax	-	-	-	123
Cash dividends declared	-	-	(2,401)	-
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	7	142	-	-
Share-based compensation expense	-	365	-	-
Balance, June 30, 2019	$10,002	$65,141	$151,853	$(21,111)

The following table reconciles the Company’s equity for the six months ended June 30, 2018:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)

Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122
Net earnings	-	-	2,987	-	(171)
Foreign currency translation adjustments	-	-	-	(85)	(34)
Pension liability adjustment, net of tax	-	-	-	118	-
Cash dividends declared	-	-	(2,257)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(88)
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	108	2,776	-	-	-
Restricted stock forfeited	(2)	2	-	-	-
Share-based compensation expense	-	351	-	-	-
Balance, March 31, 2018	$10,268	$59,013	$151,080	$(17,826)	$6,829
Net earnings	-	-	1,626	-	(103)
Foreign currency translation adjustments	-	-	-	(711)	(280)
Pension liability adjustment, net of tax	-	-	-	118	-
Cash dividends declared	-	-	(2,395)	-	-
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	89	463	-	-	-
Issuance of restricted stock	2	(2)	-	-	-
Share-based compensation expense	-	454	-	-	-
Shares purchased and retired	(199)	-	(6,390)	-	-
Balance, June 30, 2018	$10,160	$59,928	$143,921	$(18,419)	$6,446

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

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consists of 9 brick and mortar retail stores and e-commerce businesses in the United States. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

Second Quarter Highlights

Consolidated net sales for the second quarter of 2019 were $60.5 million, down 1% compared to last year’s second quarter net sales of $60.9 million. Earnings from operations were approximately $1.9 million in both the second quarters of 2019 and 2018. Consolidated net earnings attributable to Weyco Group, Inc. were $1.5 million in the second quarter of 2019, down 7% compared to $1.6 million in last year’s second quarter. Diluted earnings per share were $0.15 per share in both the second quarters of 2019 and 2018.

Overall net sales were down $412,000 as compared to last year’s second quarter. Wholesale net sales increased $413,000 primarily due to higher sales of the Florsheim and BOGS brands, partially offset by lower sales of the Nunn Bush and Stacy Adams brands. Retail net sales were up $771,000 for the quarter due mainly to higher sales on the Company’s websites. However, these increases were more than offset by lower sales from the Company’s other businesses. Other net sales were down $1.6 million for the quarter, primarily due to a 10% decline in net sales at Florsheim Australia, caused mainly by the translation of the weaker Australian currency into U.S. dollars.

Consolidated earnings from operations were approximately $1.9 million in both the second quarters of 2019 and 2018. Wholesale earnings from operations were up $464,000 for the quarter due mainly to higher sales and gross margins. Retail earnings from operations rose $179,000 for the quarter, driven by higher online sales volumes. However, these increases were entirely offset by operating losses from the Company’s other businesses, mainly at Florsheim Australia. Florsheim Australia’s operating losses deepened this quarter due to lower sales, lower overall gross margins, and higher operating costs.

On August 1, 2019, it was announced that the U.S. would impose an additional 10% tariff on certain categories of consumer goods exported from China, including footwear. As the Company sources a significant portion of its footwear from China, this tariff is expected to increase the overall cost of its footwear. While the Company intends to try to mitigate the overall impact of these cost increases through a combination of wholesale price increases and price reductions from its suppliers, the ultimate expected impact of the tariffs on the Company’s gross margins, results of operations and overall financial statements is unknown at this time.

Year-to-Date Highlights

Consolidated net sales for the first half of 2019 were $134.6 million, up 3% from net sales of $130.4 million in the first half of 2018. Earnings from operations were $7.0 million in the first six months of 2019, up 27% compared to $5.5 million in the same period last year. Consolidated net earnings attributable to Weyco Group, Inc. were $5.5 million in the first six months of 2019, up 19% compared to $4.6 million in the same period last year. Diluted earnings per share to date in 2019 were $0.55 per share, as compared to $0.44 per share in the same period of 2018.

The increase in consolidated net sales came from the Company’s wholesale and retail segments. Wholesale net sales increased $6.1 million due to higher sales of the Florsheim, BOGS and Stacy Adams brands, partially offset by lower sales of the Nunn Bush brand. Retail net sales increased $1.4 million for the year-to-date period due mainly to higher sales on the Company’s websites. These increases were offset by lower sales from the Company’s other businesses this year. Other net sales were down $3.3 million in the first half of 2019 primarily due to an 11% decline in net sales at Florsheim Australia, caused mainly by the translation of the weaker Australian currency into U.S. dollars.

The increase in consolidated earnings from operations was due to higher operating earnings in the wholesale and retail segments. Earnings from operations in the wholesale segment were up $2.3 million due primarily to higher sales and gross margins. Earnings from operations in the retail segment were up $456,000 due mainly to higher online sales volumes. These increases were partially offset by operating losses from the Company’s other businesses, mainly at Florsheim Australia. Florsheim Australia’s operating losses deepened in the first half of 2019 compared to the same period of 2018, due mainly to lower sales and lower overall gross margins.

Financial Position Highlights

At June 30, 2019, cash and marketable securities totaled $38.5 million and there was $12.0 of debt outstanding on the Company’s revolving line of credit. During the first six months of 2019, the Company generated $240,000 of cash from operations and drew $6.2 million on the revolving line of credit. The Company paid dividends of $7.0 million and spent $1.8 million on purchases of Company stock. The Company also had $2.4 million of capital expenditures.

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

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$46,052	$45,639	1%	$105,533	$99,427	6%
North American Retail	5,395	4,624	17%	10,966	9,551	15%
Other	9,029	10,625	-15%	18,105	21,436	-16%
Total	$60,476	$60,888	-1%	$134,604	$130,414	3%

Earnings (Loss) from Operations
North American Wholesale	$2,212	$1,748	27%	$7,418	$5,139	44%
North American Retail	401	222	81%	884	428	107%
Other	(749)	(23)	n/a	(1,292)	(53)	n/a
Total	$1,864	$1,947	-4%	$7,010	$5,514	27%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)			(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$14,685	$15,561	-6%	$35,653	$35,049	2%
Nunn Bush	9,160	11,498	-20%	20,754	23,852	-13%
Florsheim	17,293	15,171	14%	36,109	30,225	19%
BOGS/Rafters	4,267	2,888	48%	11,658	8,903	31%
Other	11	49	-78%	16	132	-88%
Total North American Wholesale	$45,416	$45,167	1%	$104,190	$98,161	6%
Licensing	636	472	35%	1,343	1,266	6%
Total North American Wholesale Segment	$46,052	$45,639	1%	$105,533	$99,427	6%

Net sales of the Stacy Adams brand were down for the quarter, mainly with department stores. Nunn Bush’s second quarter net sales were down primarily with department stores and national shoe chains. For the first half of 2019, Nunn Bush’s net sales were down mainly with department stores. Slower mall traffic across the U.S. continues to challenge the Company’s sales volumes in the department store trade channel. Net sales of the Florsheim and BOGS/Rafters brands were up for the quarter and year-to-date periods, due to sales volume increases across most major distribution channels.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Gross earnings for the North American wholesale segment were 35.1% of net sales in the second quarter of 2019, compared to 33.3% of net sales in last year’s second quarter. For the six months ended June 30, 2019, wholesale gross earnings were 34.6% of net sales, as compared to 33.2% of net sales in 2018. Wholesale earnings from operations were $2.2 million for the three months ended June 30, 2019, up 27% compared to $1.7 million in the same period last year. For the six months ended June 30, 2019, earnings from operations for the wholesale segment were $7.4 million, up 44% from $5.1 million in the same period of 2018. The increases in wholesale earnings from operations for the quarter and year-to-date periods were primarily due to higher sales and gross margins. The improvement in gross margins mainly resulted from stable pricing from the Company’s overseas suppliers and selective price increases.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs). Wholesale distribution costs were $3.0 million for the second quarter of 2019 versus $3.1 million for the same period of 2018. For the six-month periods ended June 30, 2019 and 2018, wholesale distribution costs were $6.1 million and $6.2 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $13.9 million, or 30% of net sales, in the second quarter of 2019, compared to $13.5 million, or 30% of net sales, in the second quarter of 2018. For the six months ended June 30, wholesale selling and administrative expenses were $29.1 million in 2019 versus $27.8 million in 2018. As a percent of net sales, wholesale selling and administrative expenses were 28% in both the first half of 2019 and 2018.

North American Retail Segment

Net Sales

Net sales in the Company’s retail segment were up 17% for the quarter and 15% for the first half of 2019, compared to the same periods last year. Same store sales, which include U.S. e-commerce sales, were up 14% for both the quarter and year-to-date periods, compared to the same periods last year, primarily due to increased sales on the Company’s websites.

Earnings from Operations

Retail gross earnings were 65.0% of net sales in the second quarter of 2019, compared to 65.8% of net sales in last year’s second quarter. For the six months ended June 30, 2019, retail gross earnings were 65.1% of net sales, as compared to 65.2% of net sales in 2018. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $3.1 million, or 58% of net sales, in the second quarter of 2019 versus $2.8 million, or 61% of net sales, in last year’s second quarter. For the six months ended June 30, 2019, retail selling and administrative expenses were $6.3 million, or 57% of net sales, as compared to $5.8 million, or 61% of net sales, in the first half of 2018. Retail earnings from operations increased $179,000 for the quarter and $456,000 for the first six months of 2019, compared to the same periods in 2018, due mainly to higher online sales.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $9.0 million in the second quarter of 2019, down 15% compared to $10.6 million in last year’s second quarter. For the six months ended June 30, 2019, other net sales were $18.1 million, down 16% from $21.4 million in the same period last year. The decreases in both periods were primarily due to lower net sales at Florsheim Australia, caused mainly by the translation of the weaker Australian currency into U.S. dollars this year. Florsheim Australia’s net sales for the three and six months ended June 30 were down 10% and 11%, respectively, compared to the same periods last year. In local currency, Florsheim Australia’s net sales were down 3% for both the quarter and year-to-date periods, with lower sales in both its wholesale and retail businesses.

Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $749,000 in the second quarter of 2019, compared to operating losses of $23,000 in the second quarter of 2018. This change was primarily due to lower sales, lower overall gross margins, and higher operating costs at Florsheim Australia. For the six months ended June 30, 2018, Florsheim Australia and Florsheim Europe had operating losses totaling $1.3 million, compared to operating losses of $53,000 in the same period last year. The year-over-year change was primarily due to lower operating earnings in Florsheim Australia’s wholesale and retail businesses, resulting mainly from lower sales and gross margins.

Other income and expense

Interest income was $230,000 and $254,000 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, interest income was $453,000 in 2019 and $487,000 in 2018. Interest expense rose $34,000 for the quarter and $66,000 for the year-to-date period, compared to the same periods last year, due to a higher average debt balance this year. The Company’s effective tax rate for the quarter was 21.6%, compared to 24.8% for the same period of 2018. For the six months ended June 30, the Company’s effective tax rate was 23.3% in 2019 versus 25.0% in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $240,000 of cash from operating activities during the first six months of 2019, compared to $14.0 million in the same period of 2018. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory and accounts payable.

The Company paid cash dividends of $7.0 million and $6.9 million during the six months ended June 30, 2019 and 2018, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first half of 2019, the Company repurchased 63,481 shares at a total cost of $1.8 million, all of which were repurchased in the first quarter. The Company did not repurchase any of its shares in the second quarter of 2019. As of June 30, 2019, the Company had the authority to repurchase approximately 602,000 shares under its previously announced stock repurchase program.

Capital expenditures were $2.4 million in the first six months of 2019, the majority of which was related to a construction project to expand the Company’s office space in its corporate headquarters. Management estimates that capital expenditures for 2019 will be between $4.0 million and $5.0 million, including the $2.4 million expended to date.

At June 30, 2019, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2019. The line of credit bears interest at LIBOR plus 0.75%. At June 30, 2019, outstanding borrowings were approximately $12.0 million at an interest rate of 3.15%. The highest balance on the line of credit during the first half of 2019 was approximately $12.0 million. The Company expects to renew this line of credit later this year, but cannot provide any assurances.

At June 30, 2019, approximately $2.1 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 8, 2019	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer

