Form 10-Q
period 2019-09-30
WEYCO GROUP INC
filed 2019-11-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission File Number: 000-09068

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

As of October 31, 2019, there were 9,887,833 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$9,055	$22,973
Marketable securities, at amortized cost	6,543	1,525
Accounts receivable, net	56,827	51,533
Inventories	81,340	72,684
Prepaid expenses and other current assets	3,512	5,380
Total current assets	157,277	154,095

Marketable securities, at amortized cost	16,547	18,702
Deferred income tax benefits	1,182	1,277
Property, plant and equipment, net	30,496	28,707
Operating lease right-of-use assets	19,822	-
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	23,569	23,283
Total assets	$292,873	$270,044

LIABILITIES AND EQUITY:
Short-term borrowings	$16,862	$5,840
Accounts payable	6,343	12,764
Dividend payable	-	2,308
Operating lease liabilities	6,817	-
Accrued liabilities	12,488	14,306
Accrued income tax payable	1,290	912
Total current liabilities	43,800	36,130

Deferred income tax liabilities	3,541	3,724
Long-term pension liability	23,079	23,112
Operating lease liabilities	14,460	-
Other long-term liabilities	343	1,495
Total liabilities	85,223	64,461

Common stock	9,941	10,057
Capital in excess of par value	65,482	64,263
Reinvested earnings	153,933	152,835
Accumulated other comprehensive loss	(21,706)	(21,572)
Total equity	207,650	205,583
Total liabilities and equity	$292,873	$270,044

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net sales	$82,502	$78,375	$217,106	$208,789
Cost of sales	50,196	47,984	131,633	128,067
Gross earnings	32,306	30,391	85,473	80,722

Selling and administrative expenses	23,817	22,344	69,974	67,161
Earnings from operations	8,489	8,047	15,499	13,561

Interest income	210	252	663	739
Interest expense	(96)	(10)	(162)	(10)
Other income (expense), net	11	(195)	(242)	(414)

Earnings before provision for income taxes	8,614	8,094	15,758	13,876

Provision for income taxes	2,029	1,942	3,691	3,385

Net earnings	6,585	6,152	12,067	10,491

Net loss attributable to noncontrolling interest	-	(124)	-	(398)

Net earnings attributable to Weyco Group, Inc.	$6,585	$6,276	$12,067	$10,889

Weighted average shares outstanding
Basic	9,912	10,114	9,933	10,167
Diluted	9,929	10,391	9,996	10,419

Earnings per share
Basic	$0.66	$0.62	$1.21	$1.07
Diluted	$0.66	$0.60	$1.21	$1.05

Cash dividends declared (per share)	$0.24	$0.23	$0.71	$0.68

Comprehensive income	$5,990	$6,086	$11,933	$9,551

Comprehensive loss attributable to noncontrolling interest	-	(282)	-	(870)

Comprehensive income attributable to Weyco Group, Inc.	$5,990	$6,368	$11,933	$10,421

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,067	$10,491
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities -
Depreciation	2,478	2,842
Amortization	133	238
Bad debt expense	100	190
Deferred income taxes	(209)	1,353
Net foreign currency transaction (gains) losses	(105)	332
Share-based compensation expense	1,102	1,149
Pension contribution	-	(3,000)
Pension expense	785	522
Increase in cash surrender value of life insurance	(250)	(250)
Changes in operating assets and liabilities -
Accounts receivable	(5,413)	(7,557)
Inventories	(8,622)	180
Prepaid expenses and other assets	1,731	2,756
Accounts payable	(6,418)	(2,928)
Accrued liabilities and other	(1,873)	(4,749)
Accrued income taxes	338	278
Net cash (used for) provided by operating activities	(4,156)	1,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(14,641)	(7,819)
Proceeds from maturities of marketable securities	11,865	7,450
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(4,564)	(876)
Net cash used for investing activities	(7,495)	(1,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,408)	(9,213)
Cash dividends paid to noncontrolling interest of subsidiary	-	(88)
Payment to acquire noncontrolling interest of subsidiary	-	(3,740)
Shares purchased and retired	(4,029)	(6,589)
Net proceeds from stock options exercised	161	4,308
Taxes paid related to the net share settlement of equity awards	(5)	(699)
Proceeds from bank borrowings	113,711	20,309
Repayments of bank borrowings	(102,689)	(12,261)
Net cash used for financing activities	(2,259)	(7,973)

Effect of exchange rate changes on cash and cash equivalents	(8)	(177)

Net decrease in cash and cash equivalents	$(13,918)	$(7,703)

CASH AND CASH EQUIVALENTS at beginning of period	22,973	23,453

CASH AND CASH EQUIVALENTS at end of period	$9,055	$15,750

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,385	$1,915
Interest paid	$162	$10

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2019, may not necessarily be indicative of the results for the full year.

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

4.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$6,585	$6,276	$12,067	$10,889

Denominator:
Basic weighted average shares outstanding	9,912	10,114	9,933	10,167
Effect of dilutive securities:
Employee share-based awards	17	277	63	252
Diluted weighted average shares outstanding	9,929	10,391	9,996	10,419

Basic earnings per share	$0.66	$0.62	$1.21	$1.07

Diluted earnings per share	$0.66	$0.60	$1.21	$1.05

Diluted weighted average shares outstanding for the three months ended September 30, 2019 excludes anti-dilutive share-based awards totaling 1,382,000 shares of common stock at a weighted average price of $26.56. Diluted weighted average shares outstanding for the nine months ended September 30, 2019 excludes anti-dilutive share-based awards totaling 696,000 shares of common stock at a weighted average price of $28.51. Diluted weighted average shares outstanding for the three months ended September 30, 2018 excludes anti-dilutive share-based awards totaling 151,000 shares of common stock at a weighted average price of $31.58. Diluted weighted average shares outstanding for the nine months ended September 30, 2018 excludes anti-dilutive share-based awards totaling 179,000 shares of common stock at a weighted average price of $29.78.

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

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of September 30, 2019, and December 31, 2018.

	September 30, 2019		December 31, 2018
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$6,543	$6,550	$1,525	$1,532
Due from one through five years	8,621	8,883	9,752	9,861
Due from six through ten years	4,669	5,060	6,239	6,433
Due from eleven through twenty years	3,257	3,478	2,711	2,713
Total	$23,090	$23,971	$20,227	$20,539

The unrealized gains and losses on marketable securities at September 30, 2019, and at December 31, 2018, were as follows:

	September 30, 2019		December 31, 2018
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$881	$-	$388	$(76)

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2019 and determined that no other-than-temporary market value impairment exists.

6.	Intangible Assets

During the nine months ended September 30, 2019, there were no changes in the carrying value of the Company’s indefinite-lived intangible assets (goodwill and trademarks). The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		September 30, 2019			December 31, 2018
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,003)	$1,497	$3,500	$(1,828)	$1,672
Total amortizable intangible assets		$3,500	$(2,003)	$1,497	$3,500	$(1,828)	$1,672

Amortization expense related to the intangible assets was approximately $58,000 in both the third quarters of 2019 and 2018. For the nine months ended September 30, amortization expense related to the intangible assets was approximately $175,000 in both 2019 and 2018.

7.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine months ended September 30, 2019 and 2018, was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2019
Product sales	$67,193	$5,158	$9,521	$81,872
Licensing revenues	630	-	-	630
Net sales	$67,823	$5,158	$9,521	$82,502
Earnings (loss) from operations	$9,485	$365	$(1,361)	$8,489

2018
Product sales	$62,652	$4,942	$10,249	$77,843
Licensing revenues	532	-	-	532
Net sales	$63,184	$4,942	$10,249	$78,375
Earnings from operations	$7,611	$428	$8	$8,047

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2019
Product sales	$171,383	$16,124	$27,626	$215,133
Licensing revenues	1,973	-	-	1,973
Net sales	$173,356	$16,124	$27,626	$217,106
Earnings (loss) from operations	$16,903	$1,249	$(2,653)	$15,499

2018
Product sales	$160,814	$14,493	$31,685	$206,992
Licensing revenues	1,797	-	-	1,797
Net sales	$162,611	$14,493	$31,685	$208,789
Earnings (loss) from operations	$12,750	$856	$(45)	$13,561

8.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Service cost	$116	$126	$347	$427
Interest cost	615	554	1,845	1,652
Expected return on plan assets	(625)	(741)	(1,876)	(2,033)
Net amortization and deferral	156	157	469	476
Net periodic pension cost	$262	$96	$785	$522

The components of net periodic pension cost other than the service cost component are included in "other income (expense), net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

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

The components of the Company’s operating lease costs were as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs	$2,198	$6,590
Variable lease costs (1)	-	43
Total lease costs	$2,198	$6,633

(1) Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of September 30, 2019 (dollars in thousands):

Operating Leases
2019, excluding the nine months ended September 30, 2019	$2,039
2020	7,163
2021	5,562
2022	3,313
2023	2,279
Thereafter	2,941
Total lease payments	23,297
Less imputed interest	(2,020)
Present value of lease liabilities	$21,277

The operating lease liabilities are classified in the consolidated condensed balance sheet (unaudited) as follows (dollars in thousands):

September 30, 2019
Operating lease liabilities - current	$6,817
Operating lease liabilities - non-current	14,460
Total	$21,277

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of September 30, 2019, the Company’s leases have a weighted-average remaining lease term of 4.6 years.

The future minimum rental commitments under operating leases in effect as of December 31, 2018 having non-cancelable lease terms in excess of one year, as determined in accordance with Topic 840 (prior to the adoption of ASC 842), were as follows (dollars in thousands):

Operating Leases
2019	$9,468
2020	7,529
2021	5,584
2022	3,278
2023	2,321
Thereafter	4,161
Total	$32,341

Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$2,278	$6,803
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$-	$27,002

10.	Share-Based Compensation Plans

During the three and nine months ended September 30, 2019, the Company recognized $371,000 and $1,102,000 respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2019. During the three and nine months ended September 30, 2018, the Company recognized $344,000 and $1,149,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2014 through 2018.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2018	1,173,620	$26.57
Granted	192,650	$23.45
Exercised	(18,795)	$27.75
Forfeited or expired	(2,850)	$31.80
Outstanding at September 30, 2019	1,344,625	$27.31	4.4	$-
Exercisable at September 30, 2019	866,830	$27.05	2.2	$-

* The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on September 30, 2019 ($22.61) and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options. As of September 30, 2019, there were no in-the-money stock options outstanding, therefore the aggregate intrinsic value was zero.

The following table summarizes the Company’s stock option exercise activity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$-	$654	$88	$3,704
Net proceeds from stock option exercises	$-	$260	$161	$4,308
Income tax benefit from the exercise of stock options	$-	$170	$23	$963

The following table summarizes the Company’s restricted stock award activity for the nine-month period ended September 30, 2019:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2018	61,480	$30.74
Issued	31,000	23.48
Vested	(23,745)	24.63
Non-vested at September 30, 2019	68,735	$28.04	3.0	$1,554,000

* The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on September 30, 2019 ($22.61) multiplied by the number of non-vested restricted shares outstanding.

11.	Short-Term Borrowings

At September 30, 2019, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2019. The line of credit bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%. At September 30, 2019, outstanding borrowings were approximately $16.9 million at an interest rate of 2.77%. The highest balance on the line of credit during the nine months ended September 30, 2019 was approximately $18.1 million. Subsequent to September 30, 2019, the line of credit agreement was renewed on the same terms for another one-year period, expiring November 5, 2020.

12.	Financial Instruments

At September 30, 2019, the Company had foreign exchange contracts outstanding to sell $7.0 million Canadian dollars at a price of approximately $5.3 million U.S. dollars. The Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.5 million U.S. dollars at a price of approximately $4.9 million Australian dollars. Based on 2019 third quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

13.	Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2019 and 2018, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net earnings	$6,585	$6,152	$12,067	$10,491
Foreign currency translation adjustments	(711)	(182)	(481)	(1,292)
Pension liability, net of tax of $40, $41, $122 and $124, respectively	116	116	347	352
Total comprehensive income	$5,990	$6,086	$11,933	$9,551

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Foreign currency translation adjustments	$(7,382)	$(6,901)
Pension liability, net of tax	(14,324)	(14,671)
Total accumulated other comprehensive loss	$(21,706)	$(21,572)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the nine months ended September 30, 2019:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2018	$(6,901)	$(14,671)	$(21,572)
Other comprehensive loss before reclassifications	(481)	-	(481)
Amounts reclassified from accumulated other comprehensive loss	-	347	347
Net current period other comprehensive (loss) income	(481)	347	(134)
Ending balance, September 30, 2019	$(7,382)	$(14,324)	$(21,706)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the nine months ended September 30, 2019:

	Amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2019		Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(47	)(1)	Other expense, net
Actuarial losses	516	(1)	Other expense, net
Total before tax	469
Tax benefit	(122)
Net of tax	$347

(1)	These amounts were included in the net periodic pension cost. See Note 8 for additional details.

14.	Equity

The following table reconciles the Company’s equity for the nine months ended September 30, 2019:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss
	(Dollars in thousands)
Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)
Net earnings	-	-	3,968	-
Foreign currency translation adjustments	-	-	-	130
Pension liability adjustment, net of tax	-	-	-	108
Cash dividends declared	-	-	(2,299)	-
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	1	6	-	-
Issuance of restricted stock	1	(1)	-	-
Share-based compensation expense	-	366	-	-
Shares purchased and retired	(64)	-	(1,764)	-
Balance, March 31, 2019	$9,995	$64,634	$152,740	$(21,334)
Net earnings	-	-	1,514	-
Foreign currency translation adjustments	-	-	-	100
Pension liability adjustment, net of tax	-	-	-	123
Cash dividends declared	-	-	(2,401)	-
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	7	142	-	-
Share-based compensation expense	-	365	-	-
Balance, June 30, 2019	$10,002	$65,141	$151,853	$(21,111)
Net earnings	-	-	6,585	-
Foreign currency translation adjustments	-	-	-	(711)
Pension liability adjustment, net of tax	-	-	-	116
Cash dividends declared	-	-	(2,395)	-
Issuance of restricted stock	30	(30)	-	-
Share-based compensation expense	-	371	-	-
Shares purchased and retired	(91)	-	(2,110)	-
Balance, September 30, 2019	$9,941	$65,482	$153,933	$(21,706)

The following table reconciles the Company’s equity for the nine months ended September 30, 2018:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest
	(Dollars in thousands)
Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122
Net earnings	-	-	2,987	-	(171)
Foreign currency translation adjustments	-	-	-	(85)	(34)
Pension liability adjustment, net of tax	-	-	-	118	-
Cash dividends declared	-	-	(2,257)	-	-
Cash dividends paid to noncontrolling interest	-	-	-	-	(88)
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	108	2,776	-	-	-
Restricted stock forfeited	(2)	2	-	-	-
Share-based compensation expense	-	351	-	-	-
Balance, March 31, 2018	$10,268	$59,013	$151,080	$(17,826)	$6,829
Net earnings	-	-	1,626	-	(103)
Foreign currency translation adjustments	-	-	-	(711)	(280)
Pension liability adjustment, net of tax	-	-	-	118	-
Cash dividends declared	-	-	(2,395)	-	-
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	89	463	-	-	-
Issuance of restricted stock	2	(2)	-	-	-
Share-based compensation expense	-	454	-	-	-
Shares purchased and retired	(199)	-	(6,390)	-	-
Balance, June 30, 2018	$10,160	$59,928	$143,921	$(18,419)	$6,446
Net earnings	-	-	6,276	-	(124)
Foreign currency translation adjustments	-	-	-	(24)	(158)
Pension liability adjustment, net of tax	-	-	-	116	-
Cash dividends declared	-	-	(2,323)	-	-
Purchase of noncontrolling interest	-	3,535	-	(1,111)	(6,164)
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	21	152	-	-	-
Issuance of restricted stock	23	(23)	-	-	-
Restricted stock forfeited	(2)	2	-	-	-
Share-based compensation expense	-	344	-	-	-
Balance, September 30, 2018	$10,202	$63,938	$147,874	$(19,438)	$-

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

EXECUTIVE OVERVIEW

Third Quarter Highlights

Consolidated net sales for the third quarter of 2019 were $82.5 million, an increase of 5.0% compared to last year’s third quarter net sales of $78.4 million. Earnings from operations increased 5% to $8.5 million in the third quarter of 2019, up from $8.0 million in the same period one year ago. Consolidated net earnings attributable to Weyco Group, Inc. rose 5% to $6.6 million in the third quarter of 2019, up from $6.3 million in last year’s third quarter. Diluted earnings per share were $0.66 per share in the third quarter of 2019 and $0.60 per share in the third quarter of 2018.

The increase in consolidated net sales came from the Company’s wholesale and retail segments. Wholesale net sales increased $4.6 million due to higher sales of the Florsheim and BOGS brands, partially offset by lower sales of the Stacy Adams and Nunn Bush brands. Retail net sales were up approximately $200,000 for the quarter due mainly to higher sales on the Company’s websites. These increases were partially offset by lower sales in the Company’s other businesses. Other net sales decreased approximately $700,000 for the quarter, due primarily to a 9% decline in net sales at Florsheim Australia caused mainly by the translation of the weaker Australian currency into U.S. dollars.

The increase in consolidated earnings from operations was attributable to performance of the Company’s wholesale segment this quarter. Wholesale earnings from operations were up $1.9 million due mainly to higher sales and gross margins. This increase was largely offset by operating losses from the Company’s other businesses, mainly at Florsheim Australia. Florsheim Australia’s operating losses expanded this quarter as a result of lower sales, lower overall gross margins, and higher retail expenses. Retail segment earnings from operations were down slightly for the quarter, due to lower operating results at the Company’s brick-and-mortar locations.

In August 2019, the U.S. government announced it would impose an additional 15% tariff on footwear sourced from China. The tariff on leather footwear, which primarily impacts the Company’s Florsheim, Stacy Adams, and Nunn Bush brands, took effect on September 1, 2019. The tariff on rubber and other non-leather footwear, which primarily impacts the BOGS brand, is expected to take effect on December 15, 2019. In an effort to mitigate the overall impact of the tariff cost increases, the Company negotiated wholesale price increases with many of its customers and price reductions from many of its Chinese suppliers. While the tariff had a minimal impact on the Company’s third quarter 2019 financial results, the ultimate future impact of the tariff on the Company’s gross margins, results of operations, and overall financial statements is unknown at this time.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2019 were $217.1 million, up 4% from 2018 year-to-date net sales of $208.8 million. Consolidated earnings from operations rose 14% to $15.5 million in the first nine months of 2019, up from $13.6 million in the same period of 2018. Consolidated net earnings attributable to Weyco Group, Inc. were $12.1 million this year, up 11% compared to $10.9 million last year. Diluted earnings per share to date in 2019 were $1.21 per share versus $1.05 per share in the same period of 2018.

The increase in consolidated net sales came from the Company’s wholesale and retail segments. Wholesale net sales increased $10.7 million due to higher sales of the Florsheim and BOGS brands, partially offset by lower sales of the Nunn Bush brand. Net sales of the Stacy Adams brand were flat year-over-year. Retail net sales increased $1.6 million for the year-to-date period due mainly to higher sales on the Company’s websites. These increases were partially offset by lower sales from the Company’s other businesses. Other net sales were down $4.1 million for the first nine months of 2019, compared to the same period of 2018, due primarily to an 11% decline in net sales at Florsheim Australia caused mainly by the translation of the weaker Australian currency into U.S. dollars.

The year-to-date increase in consolidated earnings from operations was due to higher operating earnings in both the wholesale and retail segments. Earnings from operations in the wholesale segment were up $4.2 million, due primarily to higher sales and gross margins. Earnings from operations in the retail segment were up approximately $400,000, due mainly to higher online sales volumes. These increases were partially offset by operating losses from the Company’s other businesses, mainly at Florsheim Australia. Florsheim Australia’s operating losses expanded in the first nine months of 2019, compared to the same period of 2018, due mainly to lower sales and lower overall gross margins.

Financial Position Highlights

At September 30, 2019, cash and marketable securities totaled $32.1 million and outstanding debt totaled $16.9 million. During the first nine months of 2019, the Company drew $11.0 million on its revolving line of credit. The Company paid dividends of $9.4 million, spent $4.0 million on purchases of Company stock, and used a net $4.2 million of cash in its operations, mainly to fund inventory purchases. The Company also had $4.6 million of capital expenditures.

On January 1, 2019, the Company adopted the new accounting standard on leases (ASC 842). The adoption of ASC 842 resulted in the recognition of ROU asset and lease liabilities totaling $26.0 million and $27.8 million, respectively, as of the adoption date. The prior year comparative information has not been restated and continues to be reported in accordance with historical accounting under Topic 840.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments in the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$67,823	$63,184	7%	$173,356	$162,611	7%
North American Retail	5,158	4,942	4%	16,124	14,493	11%
Other	9,521	10,249	-7%	27,626	31,685	-13%
Total	$82,502	$78,375	5%	$217,106	$208,789	4%

Earnings (Loss) from Operations
North American Wholesale	$9,485	$7,611	25%	$16,903	$12,750	33%
North American Retail	365	428	-15%	1,249	856	46%
Other	(1,361)	8	n/a	(2,653)	(45)	n/a
Total	$8,489	$8,047	5%	$15,499	$13,561	14%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2019 and 2018, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2019	2018	Change	2019	2018	Change
	(Dollars in thousands)
North American Net Sales
Stacy Adams	$16,080	$16,931	-5%	$51,733	$51,980	0%
Nunn Bush	11,962	12,168	-2%	32,716	36,020	-9%
Florsheim	20,447	16,814	22%	56,556	47,039	20%
BOGS/Rafters	18,699	16,701	12%	30,357	25,605	19%
Other	5	38	-87%	21	170	-88%
Total North American Wholesale	$67,193	$62,652	7%	$171,383	$160,814	7%
Licensing	630	532	18%	1,973	1,797	10%
Total North American Wholesale Segment	$67,823	$63,184	7%	$173,356	$162,611	7%

Net sales of the Stacy Adams brand were down for the quarter mainly with off-price retailers, partially offset by higher sales to e-commerce retailers. Nunn Bush’s third quarter net sales were down primarily with department stores. For the first nine months of 2019, Nunn Bush’s net sales were down with department stores and chain stores. Net sales of the Florsheim and BOGS/Rafters brands were up for the quarter and year-to-date periods, due to sales volume increases across most major distribution channels.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Gross earnings for the North American wholesale segment were 35.9% of net sales in the third quarter of 2019, up from 34.4% of net sales in last year’s third quarter. For the nine months ended September 30, 2019, wholesale gross earnings were 35.1% of net sales, compared to 33.7% of net sales in the same period of 2018. The improvement in gross margins mainly resulted from stable pricing from the Company’s overseas suppliers and selective price increases. Wholesale earnings from operations were $9.5 million for the three months ended September 30, 2019, up 25% compared to $7.6 million in last year’s third quarter. For the nine months ended September 30, 2019, earnings from operations in the wholesale segment were $16.9 million, up 33% from $12.8 million in the same period of 2018. The increases in operating earnings for the quarter and year-to-date periods were primarily due to higher sales and gross margins.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $14.9 million in the third quarter of 2019 and $14.1 million in the third quarter of 2018. As a percent of net sales, wholesale selling and administrative expenses were flat at 22% in both the third quarters of 2019 and 2018. For the nine months ended September 30, wholesale selling and administrative expenses were $44.0 million, or 25% of net sales, in 2019, compared to $42.0 million, or 26% of net sales, in 2018.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection warehousing, shipping, and handling costs). Wholesale distribution costs were $3.1 million for both the third quarters of 2019 and 2018. For the nine-month periods ended September 30, 2019 and 2018, wholesale distribution costs were $9.2 million and $9.3 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in the Company’s retail segment were up 4% for the quarter and 11% for the first nine months of 2019, compared to the same periods last year. Same store sales, which include U.S. e-commerce sales, were up 3% for the quarter and 10% for the year-to-date period, compared to the same periods one year ago, primarily due to increased sales on the Company’s websites.

Earnings from Operations

Retail earnings from operations declined $63,000 for the quarter. While operating earnings from the Company’s e-commerce businesses increased, this increase was more than offset by lower operating results at the Company’s brick-and-mortar locations. Retail gross earnings were 64.9% of net sales in the third quarter of 2019, compared to 65.6% of net sales in last year’s third quarter.

Retail earnings from operations increased approximately $400,000 for the nine months ended September 30, 2019, compared to the same period in 2018, due mainly to higher online sales. For the nine months ended September 30, 2019, retail gross earnings were 65.0% of net sales as compared to 65.3% of net sales in 2018.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $3.0 million, or 58% of net sales, in the third quarter of 2019, versus $2.8 million, or 57% of net sales, in last year’s third quarter. For the nine months ended September 30, retail selling and administrative expenses were $9.2 million, or 57% of net sales, in 2019, compared to $8.6 million, or 59% of net sales, in 2018.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $9.5 million in the third quarter of 2019, down 7% compared to $10.2 million in last year’s third quarter. For the nine months ended September 30, 2019, other net sales were $27.6 million, down 13% from $31.7 million in the same period last year. The decreases in both periods were primarily due to lower net sales at Florsheim Australia, caused mainly by the translation of the weaker Australian currency into U.S. dollars. Florsheim Australia’s net sales for the three and nine months ended September 30, 2019 were down 9% and 11%, respectively, compared to the same periods last year. In local currency, Florsheim Australia’s net sales were down 3% for both the quarter and year-to-date periods, with lower sales mainly in its wholesale businesses.

Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $1.4 million in the third quarter of 2019, compared to operating earnings of $8,000 in the third quarter of 2018. This change was primarily due to lower sales, lower overall gross margins, and higher retail expenses. Third-quarter 2019 expenses included approximately $350,000 of one-time costs to exit an underperforming retail store in Australia. For the nine months ended September 30, 2019, Florsheim Australia and Florsheim Europe had operating losses totaling $2.7 million, compared to operating losses of $45,000 in the same period last year. This year-over-year change was primarily due to lower operating earnings in Florsheim Australia’s wholesale and retail businesses, resulting mainly from lower sales and lower overall gross margins.

Other income and expense

Interest income was $210,000 and $252,000 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, interest income was $663,000 in 2019 and $739,000 in 2018. The decreases in 2019 were mainly due to less interest earned on the lower cash balances this year. Interest expense increased $86,000 for the quarter and $152,000 for the year-to-date period, compared to the same periods last year, due to higher average debt balances this year. The Company’s effective tax rate for the quarter was 23.6%, compared to 24.0% for the same period of 2018. For the nine months ended September 30, 2019, the effective tax rate was 23.4% versus 24.4% in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first nine months of 2019, the Company’s operations resulted in a $4.2 million net use of cash; the Company generated $1.8 million of cash from operating activities during the same period one year ago. The decrease between years was primarily due to changes in operating assets and liabilities, principally inventory. The Company increased its inventory levels in 2019 ahead of the dates when the 15% tariff on footwear sourced from China was imposed.

The Company paid cash dividends of $9.4 million and $9.3 million during the nine months ended September 30, 2019 and 2018, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first nine months of 2019, the Company repurchased 154,710 shares for a total cost of $4.0 million. As of September 30, 2019, the Company had the authority to repurchase 510,300 shares under its previously announced stock repurchase program.

Capital expenditures totaled $4.6 million in the first nine months of 2019, the majority of which was due to the expansion of the Company’s office space in its corporate headquarters. This project is scheduled to be complete in the first quarter of 2020. Management estimates that annual capital expenditures for 2019 will be between $5.5 million and $6.5 million, including the $4.6 million expended to date.

At September 30, 2019, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2019. The line of credit bears interest at LIBOR plus 0.75%. At September 30, 2019, outstanding borrowings were approximately $16.9 million at an interest rate of 2.77%. The highest balance on the line of credit during the nine months ended September 30, 2019 was approximately $18.1 million. Subsequent to September 30, 2019, the line of credit agreement was renewed on the same terms for another one-year period, expiring November 5, 2020.

At September 30, 2019, approximately $1.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchases of the Company’s common stock by the Company in the three-month period ended September 30, 2019.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
07/01/2019 - 07/31/2019	22,963	$24.26	22,963	578,566
08/01/2019 - 08/31/2019	33,370	$24.26	33,370	545,196
09/01/2019 - 09/30/2019	34,896	$23.91	34,896	510,300
Total	91,229	24.13	91,229

Item 5. Other Information

On November 4, 2019, the Company renewed its line of credit agreement with PNC Bank, N.A. for another one-year term that expires on November 5, 2020, on the same terms as the prior agreement. The line of credit bears interest at LIBOR plus 0.75%. The forgoing description does not purport to be complete and is qualified in its entirety by reference to the Line of Credit Renewal Letter with PNC Bank, N.A., a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 4, 2019		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 7, 2019	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer