Form 10-K
period 2019-12-31
WEYCO GROUP INC
filed 2020-03-12
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019, or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ............... to ...............

Commission file number 000-09068

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2019, was $164,547,000. This was based on the closing price of $26.71 per share as reported by Nasdaq on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 2, 2020, there were 9,844,644 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 5, 2020, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2019

[This page intentionally left blank.]

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements with respect to Weyco Group, Inc.’s (the “Company”) outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described in this report under Item 1A, “Risk Factors.”

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

The Company’s business is separated into two reportable segments – the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”), and its wholesale and retail businesses in Europe (“Florsheim Europe”).

The Company previously owned a 55% majority interest in Florsheim Australia. On August 30, 2018, the Company purchased the remaining 45% interest for $3.7 million, and since that time has owned 100% of Florsheim Australia. See Note 2 of the Notes to Consolidated Financial Statements.

Sales of the Company’s wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 80% and 78% of total net sales in 2019 and 2018, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2019 and 2018, no individual customer represented 10% or more of the Company’s total net sales. The Company employs traveling salespeople and independent sales representatives who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, which mainly sells winter and outdoor boots, there is seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers. The Company also has licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

Sales of the Company’s retail segment constituted 8% of total net sales in both 2019 and 2018. As of December 31, 2019, the retail segment consisted of eight brick and mortar stores and e-commerce businesses in the United States. Sales in retail stores are made directly to the consumer by Company employees.

Sales of the Company’s other businesses constituted 12% and 14% of total net sales in 2019 in 2018, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2019, the Company employed 654 persons worldwide, of whom 486 were full-time employees.

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

The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports upon written or telephone request. Investors can also access these reports through the Company’s website, www.weycogroup.com, as soon as reasonably practical after the Company files or furnishes those reports to the Securities and Exchange Commission (“SEC”). The contents of the Company’s website are not incorporated by reference and are not a part of this filing. Also available on the Company’s website are various documents relating to the corporate governance of the Company, including its Code of Business Ethics.

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

Spending patterns in the footwear market, particularly those in the moderate-priced market in which a majority of the Company’s products compete, have historically been correlated with consumers’ disposable income. As a result, the success of the Company is affected by changes in general economic conditions, especially in the United States. Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, employment rates, consumer confidence, interest rates and taxation. Additionally, the economy and consumer behavior generally impact the financial strength and buying patterns of retailers, which can also affect the Company’s results. Volatile, unstable or weak economic conditions, or a worsening of conditions, could adversely affect the Company’s sales volume and overall performance.

The Company is subject to risks related to operating in the retail environment that could adversely impact the Company’s business.

The Company is subject to risks associated with doing business in the retail environment, primarily in the United States. The U.S. retail industry has experienced a growing trend toward consolidation of large retailers. The merger of additional major retailers could result in the Company losing sales volume or increasing its concentration of business with a few large accounts, resulting in reduced bargaining power, which could increase pricing pressures and lower the Company’s margins.

The Company regularly assesses its retail locations in the U.S. and overseas and, at times, including during fiscal 2019, has closed unprofitable retail locations and incurred costs related to such closures. Future closures could have a material adverse effect on results.

As the popularity of online shopping for consumer goods continues to increase, the Company’s retail partners in the U.S. and abroad may experience decreased foot traffic, which could negatively impact their businesses. In addition, a significant health pandemic could also lead to decreased foot traffic. A decrease in foot traffic may, in turn, negatively impact the Company’s sales to those customers, and adversely affect the Company’s results of operations. The bankruptcy of any of the Company’s major retail partners could also negatively impact the Company’s results of operations.

Since January 2020, the Company’s retail operations in China have been negatively impacted by lower customer traffic due to the impact of the coronavirus. To date, these effects have not been material, but if the coronavirus continues to spread and reduced foot traffic continues over an extended period, it could have a material adverse impact on the Company’s sales and profits in that market. Similarly, sales at the Company’s retail locations in Australia and North America may be negatively impacted by lower foot traffic as a result of coronavirus outbreaks or concerns over the spread of the virus. Furthermore, the Company’s wholesale business could be negatively impacted if our retail partners encounter significant decreases in their businesses as a result of the coronavirus. If any of the foregoing occurs over a prolonged period, it could have a material adverse effect on the Company’s business and results of operations.

Changes in fashion trends and consumer preferences could negatively impact the Company.

The Company’s success is dependent upon its ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. Failure to predict or effectively respond to trends or preferences could have an adverse impact on the Company’s sales volume and overall performance, as well as have a negative impact on the Company’s reputation.

The Company relies on independent foreign sources of production and the availability of leather, rubber and other raw materials; a deterioration in the Company’s relationship with, or other issues affecting, such manufacturers and/or issues with the availability of raw materials could have unfavorable effects on the Company’s business.

The Company purchases all of its products from independent foreign manufacturers, primarily in China and India. Although the Company has good working relationships with its manufacturers, the Company does not have long-term contracts with them. Thus, the Company could experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact the Company’s business, results of operations and financial condition. The Company has the ability to move production to different suppliers; however, the transition may not occur smoothly or quickly, which could result in the Company missing customer delivery date requirements and, consequently, the Company could lose future orders and its reputation may be harmed.

The Company’s use of foreign sources of production results in relatively long production and delivery lead times. Therefore, the Company typically forecasts demand at least five months in advance. If the Company’s forecasts are wrong, it would result in a loss of sales if the Company does not have enough product on hand or in reduced margins if the Company has excess inventory that needs to be sold at discounted prices.

The Company’s ability to import products in a timely and cost-effective manner may be affected by disruptions at U.S. or foreign ports or other transportation facilities, such as those due to labor disputes and work stoppages, political unrest, trade protection measures or trade wars, severe weather, or security requirements in the United States and other countries. These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to its customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have a material adverse impact on the Company’s overall profitability.

Outbreaks of infectious diseases or other health pandemics, such as the recent outbreak of the coronavirus that originated in China, may cause disruptions in the Company’s supply chain and delay the production of its products. Such disruptions may occur as a result of facility closures, worker absenteeism, quarantines or other travel or health-related restrictions. While the Company believes it is positioned to sustain any short-term interruptions in its supply chain as a result of the impact of the coronavirus, it is currently unknown how long the outbreak will last or how extensive it will be. A prolonged disruption could affect the Company’s ability to meet customer demands and produce its products in a timely and cost-effective manner, which could have a material adverse effect on the Company’s business and results of operations.

The Company’s products depend on the availability of raw materials, especially leather and rubber. Any significant shortages of quantities or increases in the cost of leather or rubber could have a material adverse effect on the Company’s business and results of operations.

Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, foreign currency fluctuations, expropriation and nationalization. For example, on September 1, 2019, an additional tariff was imposed on leather footwear exported from China. As the Company sources a significant portion of its products from China, this tariff is expected to increase the overall cost of its footwear. Although the tariff did not have a material adverse effect on the Company’s results of operations in 2019, and, through various mitigation efforts, is not expected to have a material adverse effect on its results of operations in 2020 and beyond, the ultimate future impact of the tariff on the Company’s business and results of operations is unknown at this time.

The Company conducts business globally, which exposes it to the impact of foreign currency fluctuations as well as political, economic and social risks.

A portion of the Company’s revenues and expenses are denominated in currencies other than the U.S. dollar, with its primary exposures being to the Australian dollar and the Canadian dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. Exchange rates can be volatile and could adversely impact the Company’s financial results.

The Company is exposed to other risks of doing business in foreign jurisdictions, including political, economic or social instability, acts of terrorism, changes in government policies and regulations, outbreaks of infectious diseases, and exposure to liabilities under anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act). The Company is also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Additional legislation or other changes in the U.S. tax laws or interpretations could increase the Company’s U.S. income tax liability and adversely affect the Company’s after-tax profitability. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on the Company’s business and results of operations.

The Company operates in a highly competitive environment, which may result in lower prices and reduced profits.

The footwear market is extremely competitive. The Company competes with numerous manufacturers, distributors and retailers of men’s, women’s and children’s shoes, some of which are larger and have substantially greater resources than the Company. The Company competes with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the shoe industry. The Company’s ability to maintain its competitive edge depends upon these factors, as well as its ability to deliver new products at the best value for the consumer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail. If the Company does not remain competitive, future prospects, results of operations and financial condition could decline.

Volatility and uncertainty in the U.S. and global credit markets could adversely affect the Company’s business.

U.S. and global financial markets have at times been unstable and unpredictable, which has generally resulted in tightened credit markets with heightened lending standards and terms. Volatility and instability in the credit markets pose various risks to the Company, including, among others, a negative impact on retailer and consumer confidence, limits to the Company’s customers’ access to credit markets and interference with the normal commercial relationships between the Company and its customers. Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

In addition, weak economic conditions and unstable and volatile financial markets could lead to certain of the Company’s customers experiencing cash flow problems, which may force them into higher default rates or to file for bankruptcy protection which may increase the Company’s bad debt expense or further negatively impact the Company’s business.

Interest rate volatility may increase the cost of financing. The Company’s U.S. dollar variable rate debt currently uses London Interbank Offered Rate (“LIBOR”) as a benchmark for determining interest rates. The Financial Conduct Authority in the United Kingdom intends to phase out LIBOR by the end of 2021. While the Company does not expect that the transition from LIBOR, including any legal or regulatory changes made in response to its future phase out, or the risks related to its discontinuance, will have a material effect on its financing costs, the ultimate future impact is uncertain.

The Company is dependent on information and communication systems to support its business and e-commerce sales. Significant interruptions could disrupt its business and damage its reputation.

The Company accepts and fills the majority of its larger customers’ orders through the use of Electronic Data Interchange (EDI), and it relies on its warehouse management system to efficiently process orders. The Company’s corporate office relies on computer systems to efficiently process and record transactions. Significant interruptions in the Company’s EDI, information and communication systems from power loss, telecommunications failure, malicious attacks, or computer system failure could significantly disrupt the Company’s business and operations, as well as damage its reputation. In addition, the Company sells footwear on its websites, and failures of the Company’s or other retailers’ websites could adversely affect the Company’s sales, results, and reputation.

The Company, particularly its retail segment and its e-commerce businesses, is subject to the risk of data loss and security breaches.

The Company sells footwear in its retail stores and on its websites, and therefore the Company and/or its third-party credit card processors must process, store, and transmit large amounts of data, including personal information of its customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of Company technology and systems, could expose the Company or its customers to a risk of loss or misuse of such information, adversely affect the Company’s operating results, result in litigation or potential liability for the Company, and otherwise harm the Company’s business and/or reputation. To this point, the Company has not experienced a material breach; however, in order to address these risks, the Company has secured cyber insurance and it uses third party technology and systems to aid in safeguarding the Company’s data and systems, including, without limitation, encryption and authentication technology, content delivery to customers, back-office support, and other functions. Although the Company has developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

Natural disasters and other events outside of the Company’s control, and the ineffective management of such events, may harm the Company’s business.

The Company’s facilities and operations, as well as those of the Company’s suppliers and customers, may be impacted by natural disasters, and other events outside of the Company’s control, including outbreaks of infectious diseases. In the event of such an event, and if the Company or its suppliers or customers are not adequately insured, the Company’s business could be harmed due to the event itself or due to its inability to effectively manage the effects of the particular event; potential harms include the loss of business continuity, the loss of inventory or business data and damage to infrastructure, warehouses or distribution centers.

The limited public float and trading volume for the Company’s stock may have an adverse impact on the stock price or make it difficult to liquidate.

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns approximately 50% of the stock and two institutional shareholders hold significant blocks. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock. Consequently, the Company has a relatively small public float and low average daily trading volume, which could affect a shareholder’s ability to sell stock or the price at which it can be sold. In addition, future sales of substantial amounts of the Company’s common stock in the public market by large shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

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

The Company maintains an investment portfolio consisting primarily of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled $21.7 million as of December 31, 2019, or approximately 7% of total assets. If the value of municipal bonds in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

Risks related to our defined benefit plan may adversely impact our results of operations and cash flow.

Significant changes in actual investment returns on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect the Company’s results of operations and the amounts of contributions the Company must make to its defined benefit plan in future periods. As the Company marks-to-market its defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that the Company calculate income or expense for the plan using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the Company’s defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine net periodic pension cost, refer to "Critical Accounting Policies" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2019:

		Owned/	Square
Location	Character	Leased	Footage	% Utilized
Glendale, Wisconsin (1)	Two story office and distribution center	Owned	1,100,000	90%
Montreal, Canada (1)	Multistory office and distribution center	Owned (3)	92,800	100%
Florence, Italy (2)	Two story office and distribution center	Leased	15,100	100%
Fairfield Victoria, Australia (2)	Office and distribution center	Leased	54,400	100%

(1)  These properties are used principally by the Company's North American wholesale segment.

(2)  These properties are used principally by the Company's other businesses which are not reportable segments.

(3)  The Company owns a 50% interest in this property. See Note 10 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates offices, distribution facilities, and retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 8 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3	LEGAL PROCEEDINGS

None

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

INFORMATION ABOUT THE COMPANY’S EXECUTIVE OFFICERS

The following individuals were executive officers of Company as of December 31, 2019:

Name	Position	Age
Thomas W. Florsheim, Jr. (1)	Chairman and Chief Executive Officer	61
John W. Florsheim (1)	President, Chief Operating Officer and Assistant Secretary	56
John F. Wittkowske (2)	Senior Vice President, Chief Financial Officer and Secretary	60
Judy Anderson	Vice President, Finance and Treasurer	52
Mike Bernsteen	Vice President, and President of Nunn Bush Brand	63
Dustin Combs	Vice President, and President of BOGS and Rafters Brands	37
Brian Flannery	Vice President, and President of Stacy Adams Brand	58
Kevin Schiff	Vice President, and President of Florsheim Brand	51
George Sotiros (2)	Vice President, Information Technology and Distribution	53
Allison Woss	Vice President, Supply Chain	47

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

(2)	John F. Wittkowske and George Sotiros are brothers-in-law.

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

The shares of the Company’s common stock are traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol “WEYS.” There were 147 holders of record of the Company's common stock as of March 2, 2020.

In 1998, the Company’s stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. The table below presents information regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2019.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
10/01/2019 - 10/31/2019	53,091	$23.62	53,091	457,209
11/01/2019 - 11/30/2019	9,359	$24.47	9,359	447,850
12/01/2019 - 12/31/2019	5,580	$24.53	5,580	442,270
Total	68,030	23.81	68,030

ITEM 6	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS and Rafters. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of eight brick and mortar retail stores and e-commerce businesses in the United States as of December 31, 2019. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”), and Europe (“Florsheim Europe”). As previously disclosed, after purchasing the remaining 45% minority interest on August 30, 2018 for $3.7 million, the Company has owned 100% of Florsheim Australia since that time. See Note 2 of the Notes to Consolidated Financial Statements for additional information. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

Since January 2020, the Company’s retail operations in China have been negatively impacted by lower customer traffic due to the impact of the coronavirus. To date, these effects have not been material, but if the coronavirus continues to spread and reduced foot traffic continues over an extended period, it could have a material adverse impact on the Company’s sales and profits in that market. Similarly, sales at the Company’s retail locations in Australia and North America may be negatively impacted by lower foot traffic as a result of coronavirus outbreaks or concerns over the spread of the virus. Furthermore, the Company’s wholesale business could be negatively impacted if our retail partners encounter significant decreases in their businesses as a result of the coronavirus. If any of the foregoing occurs over a prolonged period, it could have a material adverse effect on the Company’s business and results of operations.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the two-year period ended December 31, 2019. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

Sales and Earnings Highlights

Consolidated net sales were $304.0 million in 2019, an increase of 2% compared to $298.4 million in 2018. Net sales in the Company’s wholesale segment rose $8.8 million, or 4%, for the year, primarily due to higher sales of the Florsheim and BOGS brands. Net sales in the Company’s retail segment were up 11% for the year due to higher sales on the Company’s websites. These increases were largely offset by lower sales from the Company’s other businesses (Florsheim Australia and Florsheim Europe). Other net sales were down 13% for the year, mainly at Florsheim Australia, due to a challenging retail environment in Australia and Asia.

Consolidated earnings from operations were $27.0 million in 2019, up 6% from $25.5 million in 2018. Wholesale earnings from operations rose $4.6 million, or 20%, for the year, due primarily to higher sales and gross margins. Retail earnings from operations were up 2% this year, due mainly to higher sales on the Company’s websites. Earnings from operations of the Company’s other businesses declined $3.1 million for the year, primarily due to lower sales, lower gross margins, and higher selling and administrative expenses at Florsheim Australia.

Net earnings attributable to Weyco Group, Inc. increased 2% to $20.9 million in 2019, from $20.5 million in 2018. Diluted earnings per share were $2.10 per share in 2019, up from $1.97 per share in 2018. The increases in net earnings and diluted earnings per share were primarily due to higher earnings from operations in the Company’s wholesale segment this year, with diluted earnings per share also benefitting from lower weighted average diluted shares outstanding compared to 2018. See Note 17 of the Notes to Consolidated Financial Statements.

In 2019, the U.S. government announced it would impose an additional 15% tariff on footwear sourced from China. The tariff on leather footwear, which primarily impacts the Florsheim, Stacy Adams, and Nunn Bush brands, took effect on September 1, 2019 and was subsequently reduced to 7.5% on February 14, 2020. The tariff on rubber and other non-leather footwear, which primarily impacts the BOGS brand, was expected to take effect on December 15, 2019, but never commenced as the U.S. government suspended it indefinitely. For 2019, the tariff on leather footwear did not have a material impact on the Company’s results of operations because most of the inventory sold in 2019 was received before the tariff took effect. For 2020, in an effort to mitigate the overall impact of the tariff cost increases, the Company negotiated wholesale price increases with many of its customers and price reductions from many of its Chinese suppliers.

Financial Position Highlights

At December 31, 2019, cash and marketable securities totaled $31.5 million and there was $7.0 million outstanding on the Company’s $60 million revolving line of credit. During 2019, the Company generated $9.4 million of cash from operations and drew $1.2 million on the line of credit. The Company used funds to repurchase $5.6 million of its common stock and paid $9.4 million in dividends. In addition, the Company spent $7.4 million on capital expenditures, primarily due to the expansion of office space within its corporate headquarters.

On January 1, 2019, the Company adopted the new accounting standard on leases (ASC 842). The adoption of ASC 842 resulted in the recognition of right-of-use (ROU) assets and lease liabilities totaling $26.0 million and $27.8 million, respectively, as of the adoption date. The prior year comparative information has not been restated and continues to be reported in accordance with historical accounting under Topic 840.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2019 and 2018, were as follows:

	Years ended December 31,
	2019	2018	% Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$242,127	$233,362	4%
North American Retail	25,231	22,683	11%
Other	36,653	42,330	-13%
Total	$304,011	$298,375	2%

Earnings (Loss) from Operations
North American Wholesale	$27,755	$23,106	20%
North American Retail	2,791	2,732	2%
Other	(3,506)	(379)	NM*
Total	$27,040	$25,459	6%

*NM - not meaningful

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2019 and 2018, were as follows:

	Years ended December 31,
	2019	2018	% Change
	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$66,863	$68,963	-3%
Nunn Bush	45,886	50,226	-9%
Florsheim	76,261	65,102	17%
BOGS/Rafters	50,057	46,332	8%
Other	24	208	NM*
Total North American Wholesale	$239,091	$230,831	4%
Licensing	3,036	2,531	20%
Total North American Wholesale Segment	$242,127	$233,362	4%

* NM - not meaningful

Stacy Adams net sales decreased in 2019, primarily due to lower sales with off-price retailers, partially offset by higher sales to e-commerce retailers. Net sales of the Nunn Bush brand were down, due mainly to lower sales to department stores, partially offset by higher sales to e-commerce retailers. Historically, the Nunn Bush brand has had a strong base of business in the mid-tier department store segment, which is currently facing a challenging retail environment. Management has focused on increasing business in other categories, resulting in increased business with e-commerce retailers this year. Net sales of the Florsheim and BOGS/Rafters brands were up this year, with increases across most major distribution channels.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings as a percent of net sales were 36.6% in 2019 versus 35.6% in 2018. The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs). Wholesale distribution costs were $13.1 million and $12.8 million in the years ended December 31, 2019 and 2018, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

The North American wholesale segment’s selling and administrative expenses include, and primarily consist of: distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $61.0 million in 2019, up 2% compared to $59.9 million in 2018. Wholesale selling and administrative expenses as a percent of net sales were 25% in 2019 and 26% in 2018.

Earnings from operations in the North American wholesale segment increased 20% to $27.8 million in 2019, from $23.1 million in 2018, due mainly to higher sales and gross margins.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $25.2 million in 2019, up 11% compared to $22.7 million in 2018. Same store sales, which include U.S. e-commerce sales, were up 10% for the year, due mainly to higher sales on the Company’s websites. The increase in sales on the Company’s websites can be attributed to the Company’s investments in e-commerce marketing software. There was one fewer domestic brick and mortar store operating at December 31, 2019 than there was at December 31, 2018. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Earnings from Operations

Retail gross earnings as a percent of net sales were 64.7% in 2019 and 65.5% in 2018. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $13.5 million in 2019 and $12.1 million in 2018. As a percent of net sales, retail selling and administrative expenses were 54% in both 2019 and 2018. Earnings from operations in the North American retail segment increased 2% to $2.8 million in 2019, from $2.7 million in 2018, due mainly to higher e-commerce sales.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. In 2019, net sales of the Company’s other businesses were $36.7 million, down 13% from $42.3 million in 2018. This decrease was primarily due to lower net sales at Florsheim Australia. Florsheim Australia’s net sales were down 12% for the year, with lower sales in both its wholesale and retail businesses, due to the challenging retail environment in Australia and Asia. The weaker Australian dollar relative to the U.S. dollar also contributed to the decrease, as Florsheim Australia’s net sales in local currency were down 5% for the year. Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $3.5 million in 2019, compared to operating losses of $379,000 in 2018. The increase in operating losses between years was primarily due to lower sales, lower gross margins, and higher selling and administrative expenses at Florsheim Australia. In 2019, Florsheim Australia’s operating expenses included $940,000 of costs to exit unprofitable stores. Additionally, these stores generated $350,000 of Florsheim Australia’s operating losses in 2019.

The Company reviews its long-lived assets for impairment annually in accordance with Accounting Standards Codification (“ASC”) 360, Property Plant and Equipment. In 2019, an impairment charge of $259,000 was recorded to write down the value of certain retail fixed assets of underperforming stores at Florsheim Australia. This impairment charge is part of the $940,000 in costs discussed in the preceding paragraph. In 2018, an impairment charge of $246,000 was recorded to write down the value of certain retail fixed assets of underperforming stores at Florsheim Australia.

Other income and expense and taxes

The majority of the Company’s interest income is generated by investments in marketable securities. Interest income was $823,000 and $981,000 in 2019 and 2018, respectively. The decrease in 2019 was primarily due to less interest earned on the lower cash and investment balances this year. Interest expense was $244,000 and $45,000 in 2019 and 2018, respectively. The increase in expense was largely due to the higher average debt balance this year, as a result of additional inventory purchases in the second half of the year ahead of the anticipated tariff on footwear. Other expense totaled $535,000 in 2019 versus $638,000 in 2018. The Company’s effective tax rate was 22.9% in 2019 and 22.5% in 2018.

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $15.7 million at December 31, 2019, and $24.5 million at December 31, 2018, and its revolving line of credit. The Company generated $9.4 million and $13.1 million of cash from operations in 2019 and 2018, respectively. Fluctuations in net cash from operating activities have mainly resulted from changes in net earnings and operating assets and liabilities, and most significantly, the year-end inventory balances. The Company increased its inventory levels in 2019 ahead of the dates when the 15% tariff on footwear sourced from China was imposed. The Company believes that the increase in inventory helped maintain margins in 2019. In addition, despite production delays that are being caused by the coronavirus, the Company believes it is positioned to sustain any short-term interruptions in its supply chain; however, it cannot provide any assurances because the extent and length of the outbreak of this virus, as well as its overall impact, are unknown at this time.

The Company’s capital expenditures were $7.4 million and $1.4 million in 2019 and 2018, respectively. The increase this year was primarily due to the expansion of office space within the Company’s corporate headquarters. This project is expected to be completed in April 2020. The Company expects capital expenditures will be between $3.0 million and $4.0 million in 2020.

The Company paid cash dividends of $9.4 million and $9.3 million in 2019 and 2018, respectively.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2019, the Company repurchased 222,740 shares for a total cost of $5.6 million. In 2018, the Company repurchased 351,626 shares for a total cost of $11.4 million. At December 31, 2019, the Company had remaining authorization to repurchase up to 442,270 shares under the program.

At December 31, 2019, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2020. The line of credit bears interest at the daily LIBOR plus 0.75%. At December 31, 2019, outstanding borrowings were approximately $7.0 million at an interest rate of 2.5%. The highest balance on the line of credit during the year was $18.1 million. At December 31, 2018, outstanding borrowings were approximately $5.8 million at an interest rate of 3.3%.

As of December 31, 2019, $1.9 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Discount Rate – Net periodic pension cost and projected benefit obligation both increase as the discount rate is reduced. See Note 12 of the Notes to Consolidated Financial Statements for discount rates used in determining the net periodic pension cost for the years ended December 31, 2019 and 2018, and the funded status of the plans at December 31, 2019 and 2018. The Company uses the spot-rate approach to determine the service and interest cost components of net periodic pension cost. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. A 0.5% decrease in the discount rate would have a nominal impact on annual net periodic pension cost, and would increase the projected benefit obligation by approximately $4.4 million.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns. The Company utilized an expected rate of return on plan assets of 7.00% for both 2019 and 2018. This rate was based on the Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash: 0% - 20%. A 0.5% decrease in the expected return on plan assets would increase annual net periodic pension cost by approximately $198,000.

The Company’s unfunded benefit obligation was $28.0 million      and $23.5 million at December 31, 2019 and 2018, respectively.

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

In the quantitative test, the fair value of the wholesale segment would be determined based on a discounted cash flow methodology. The rate used to determine discounted cash flows would be a rate that corresponds with the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income would be considered as well as trends and market conditions. The Company performed the qualitative assessment in both 2019 and 2018, and found no impairment. There has never been an impairment recorded on this goodwill.

Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company uses a discounted cash flow methodology to determine the fair value of its trademarks, and a loss would be recognized if the carrying values of the trademarks exceeded their fair values. The Company conducted its annual impairment tests of trademarks as of December 31, 2019 and 2018. In 2019, no impairments were recorded on the Company’s trademarks. In 2018, an impairment charge of $110,000 was recorded to write off the remaining value of the Umi trademark.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2019 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders, Audit Committee and the Board of Directors of Weyco Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Adoption of New Accounting Standard

As discussed in Notes 3 and 8 to the consolidated financial statements, the Company has changed its method of accounting for operating leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Milwaukee, Wisconsin

March 12, 2020

CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended December 31, 2019 and 2018

	2019	2018
	(In thousands, except per share amounts)
Net sales	$304,011	$298,375
Cost of sales	180,049	178,295
Gross earnings	123,962	120,080

Selling and administrative expenses	96,922	94,621
Earnings from operations	27,040	25,459

Interest income	823	981
Interest expense	(244)	(45)
Other expense, net	(535)	(638)

Earnings before provision for income taxes	27,084	25,757

Provision for income taxes	6,202	5,798

Net earnings	20,882	19,959

Net loss attributable to noncontrolling interest	-	(525)

Net earnings attributable to Weyco Group, Inc.	$20,882	$20,484

Basic earnings per share	$2.11	$2.01
Diluted earnings per share	$2.10	$1.97

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31, 2019 and 2018

	2019	2018
	(Dollars in thousands)
Net earnings	$20,882	$19,959

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(132)	(2,076)
Pension liability adjustments	(2,832)	1,363
Other comprehensive loss	(2,964)	(713)

Comprehensive income	17,918	19,246

Comprehensive loss attributable to noncontrolling interest	-	(997)

Comprehensive income attributable to Weyco Group, Inc.	$17,918	$20,243

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
At December 31, 2019 and 2018

	2019	2018
	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$9,799	$22,973
Marketable securities, at amortized cost	5,904	1,525
Accounts receivable, less allowances of $2,409 and $2,286, respectively	51,532	51,533
Inventories	86,713	72,684
Prepaid expenses and other current assets	6,047	5,380
Total current assets	159,995	154,095

Marketable securities, at amortized cost	15,814	18,702
Deferred income tax benefits	2,487	1,277
Property, plant and equipment, net	32,214	28,707
Operating lease right-of-use assets	18,753	-
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	23,674	23,283
Total assets	$296,917	$270,044

LIABILITIES AND EQUITY:
Short-term borrowings	$7,049	$5,840
Accounts payable	12,455	12,764
Dividend payable	2,355	2,308
Operating lease liabilities	6,505	-
Accrued liabilities:
Accrued compensation and employee benefits	5,894	6,426
Sales and advertising allowances	3,567	3,543
Taxes other than income taxes	1,026	770
Other	2,935	3,567
Accrued income tax payable	90	912
Total current liabilities	41,876	36,130

Deferred income tax liabilities	3,085	3,724
Long-term pension liability	27,523	23,112
Operating lease liabilities	14,110	-
Other long-term liabilities	329	1,495
Total liabilities	86,923	64,461

Commitments and contingencies (Note 15)

Common stock, $1.00 par value, authorized 24,000,000 shares in 2019 and 2018, issued and outstanding 9,872,894 shares in 2019 and 10,056,929 shares in 2018	9,873	10,057
Capital in excess of par value	65,832	64,263
Reinvested earnings	158,825	152,835
Accumulated other comprehensive loss	(24,536)	(21,572)
Total equity	209,994	205,583
Total liabilities and equity	$296,917	$270,044

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2019 and 2018

(In thousands, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Reinvested Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance, December 31, 2017	$10,162	$55,884	$150,350	$(17,859)	$7,122
Net earnings (loss)	-	-	20,484	-	(525)
Foreign currency translation adjustments	-	-	-	(1,604)	(472)
Pension liability adjustment (net of tax of $479)	-	-	-	1,363	-
Cash dividends declared ($0.91 per share)	-	-	(9,297)	-	-
Cash dividends paid to noncontrolling interest of subsidiary	-	-	-	-	(88)
Reclassification of stranded tax effects from the adoption of ASU 2018-02	-	-	2,361	(2,361)	-
Acquisition of noncontrolling interest	-	3,408	-	(1,111)	(6,037)
Common stock issued under equity incentive plans, net of shares withheld
for employee taxes and strike price	225	3,479	-	-	-
Issuance of restricted stock	25	(25)	-	-	-
Restricted stock forfeited	(4)	4	-	-	-
Share-based compensation expense	-	1,513	-	-	-
Shares purchased and retired	(351)	-	(11,063)	-	-
Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)	$-
Net earnings	-	-	20,882	-	-
Foreign currency translation adjustments	-	-	-	(132)	-
Pension liability adjustment (net of tax of $994)	-	-	-	(2,832)	-
Cash dividends declared ($0.95 per share)	-	-	(9,466)	-	-
Common stock issued under equity incentive plans, net of shares withheld
for employee taxes and strike price	8	148	-	-	-
Issuance of restricted stock	31	(31)	-	-	-
Share-based compensation expense	-	1,452	-	-	-
Shares purchased and retired	(223)	-	(5,426)	-	-
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)	$-

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2019 and 2018

	2019	2018
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,882	$19,959
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	3,292	3,712
Amortization	194	318
Bad debt expense	122	311
Deferred income taxes	(869)	643
Net foreign currency transaction (gains) losses	(13)	459
Share-based compensation expense	1,452	1,513
Pension contribution	-	(3,000)
Pension expense	1,047	696
Impairment of long-lived assets	259	356
Loss on disposal of fixed assets	330	-
Increase in cash surrender value of life insurance	(564)	(528)
Changes in operating assets and liabilities -
Accounts receivable	(138)	(2,409)
Inventories	(14,042)	(12,387)
Prepaid expenses and other assets	(623)	531
Accounts payable	(315)	3,898
Accrued liabilities and other	(817)	(2,617)
Accrued income taxes	(810)	2,427
Excess tax benefits from share-based compensation	-	(830)
Net cash provided by operating activities	9,387	13,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(14,641)	(7,949)
Proceeds from maturities of marketable securities	13,250	11,338
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(7,392)	(1,410)
Net cash (used for) provided by investing activities	(8,938)	1,824

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,408)	(9,213)
Cash dividends paid to noncontrolling interest of subsidiary	-	(88)
Payment to acquire noncontrolling interest of subsidiary	-	(3,740)
Shares purchased and retired	(5,649)	(11,414)
Net proceeds from stock options exercised	161	4,403
Taxes paid related to the net share settlement of equity awards	(5)	(699)
Proceeds from bank borrowings	151,358	60,340
Repayments of bank borrowings	(150,149)	(54,500)
Net cash used for financing activities	(13,692)	(14,911)

Effect of exchange rate changes on cash and cash equivalents	69	(445)

Net decrease in cash and cash equivalents	$(13,174)	$(480)

CASH AND CASH EQUIVALENTS at beginning of year	22,973	23,453

CASH AND CASH EQUIVALENTS at end of year	$9,799	$22,973

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$7,604	$3,669
Interest paid	$244	$45

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

1. NATURE OF OPERATIONS

Weyco Group, Inc. (the “Company”) designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of eight brick and mortar stores and e-commerce businesses in the United States as of December 31, 2019. Sales in retail outlets are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). In 2018, the Company became the 100% owner of Florsheim Australia; see Note 2 for additional information. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

2. ACQUISITION OF NONCONTROLLING INTEREST

During 2018, David Venner, Director of Seraneuse Pty Ltd, the former minority interest shareholder of Florsheim Australia Pty Ltd, which owns 100% of Florsheim Australia, provided notice and tendered to the Company his shares, which represented a 45% equity interest in Florsheim Australia Pty Ltd, in accordance with the Shareholders Agreement dated January 23, 2009. The Shareholders Agreement allowed him to tender the shares, at his discretion, anytime on or after January 23, 2014. Accordingly, the Company purchased the minority interest in Florsheim Australia Pty Ltd for $3.7 million on August 30, 2018, and the Company has owned 100% of Florsheim Australia Pty Ltd. since that time.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2019 and 2018, the Company’s cash and cash equivalents included investments in U.S. treasury bills, money market accounts, and/or cash deposits at various banks. The Company periodically has cash balances in excess of insured amounts. The Company has not experienced any losses on deposits in excess of insured amounts.

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

Property, Plant and Equipment and Depreciation - Property, plant and equipment are stated at cost. Plant and equipment are depreciated using primarily the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 to 15 years. For income tax reporting purposes, depreciation is calculated using applicable methods.

Impairment of Long-Lived Assets - Property, plant and equipment are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment if events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the asset. In 2019 and 2018, impairment charges of $259,000 and $246,000, respectively, were recorded within selling and administrative expenses to write down the value of certain retail fixed assets of underperforming stores at Florsheim Australia. No other impairment charges were recorded on the Company’s property, plant and equipment in 2019 or 2018.

Leases - The Company leases retail shoe stores, primarily located in the U.S. and Australia, as well as several office and distribution facilities worldwide. The Company determines whether an arrangement is or contains a lease at contract inception. All of the Company’s leases are classified as operating leases, which are included in the operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. The Company has no finance leases.

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

Operating lease costs are recognized on a straight-line basis over the lease term and are included in selling and administrative expenses. Variable lease payments that do not depend on a rate or index, payments associated with non-lease components, and short-term rentals (leases with terms less than 12 months) are expensed as incurred. See Note 8.

Goodwill - The Company’s goodwill resulted from the 2011 acquisition of the BOGS and Rafters brands. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The applicable reporting unit for goodwill impairment testing is the wholesale segment. The Company has the option to assess goodwill for impairment by performing either a qualitative assessment or quantitative test. The qualitative assessment is the first step and determines whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the assessment indicates the fair value exceeds the carrying value, then there is no impairment and the quantitative test is not required. However, if the assessment indicates the fair value is less than the carrying value, then the quantitative test is required. The quantitative test compares the fair value of the reporting unit to its book value including goodwill, and if the fair value is less than the book value, an impairment loss is recognized for the difference, limited to the value of the goodwill. The Company performed the required annual impairment tests for goodwill in 2019 and 2018, and found no impairment. There has never been an impairment recorded on this goodwill.

Intangible Assets (excluding Goodwill) - Other intangible assets consist of customer relationships and trademarks. Customer relationships are amortized over their estimated useful lives. Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. In 2019, no impairment was recorded on the Company’s trademarks. In 2018, an impairment charge of $110,000 was recorded to write off the remaining value of the Umi trademark.

Life Insurance – Life insurance policies are recorded at the amount that could be realized under the insurance contracts as of the balance sheet date. These assets are included within other assets in the Consolidated Balance Sheets. See Note 10.

Income Taxes - Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted income tax rates in effect. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date. The Company records interest and penalties associated with unrecognized tax benefits within interest expense and provision for income taxes, respectively. See Note 14.

Noncontrolling Interest - The Company’s former noncontrolling interest, which was accounted for under ASC 810, represented the minority shareholder’s ownership interest in the wholesale and retail businesses of Florsheim Australia. In accordance with ASC 810, the Company reported its noncontrolling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets, and reported both net earnings (loss) attributable to the noncontrolling interest and net earnings attributable to the Company’s common shareholders on the face of the Consolidated Statements of Earnings. On August 30, 2018, the Company acquired the minority interest in Florsheim Australia for $3.7 million, and the Company has owned 100% of Florsheim Australia since that time.

Revenue Recognition – The Company’s revenue contracts represent a single performance obligation to sell its products to its customers. Sales are recorded at the time control of the product is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the products. Wholesale revenue is generally recognized upon shipment of the product, as that is when the customer obtains control of the promised goods. Shipping and handling activities that occur after control of the product transfers to the customer are treated as fulfillment activities, not as a separate performance obligation. Retail revenue is generated primarily from the sale of footwear to customers at retail locations or through the Company’s websites. For in-store sales, the Company recognizes revenue at the point of sale. For sales made through the Company’s websites, revenue is recognized upon shipment to the customer. Sales taxes collected from website or retail sales are excluded from the Company’s reported net sales. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $3.0 million in 2019 and $2.5 million in 2018.

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

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs), rent and depreciation. Consolidated distribution costs were $16.4 million in 2019 and $15.7 million in 2018.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were $12.8 million and $11.8 million in 2019 and 2018, respectively. Advertising expenses are primarily included in selling and administrative expenses.

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

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains and losses totaled $13,000 of gains in 2019 and ($459,000) of losses in 2018.

Financial Instruments – At December 31, 2019, the Company had foreign exchange contracts outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.3 million U.S. dollars. The Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.7 million U.S. dollars at a price of approximately $2.4 Australian dollars. These contracts expire in 2020.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in the Company’s net sales or cost of sales. In 2019 and 2018, realized gains and losses on foreign exchange contracts were not material to the Company’s financial statements.

Earnings Per Share - Basic earnings per share excludes any dilutive effects of restricted stock and options to purchase common stock. Diluted earnings per share includes any dilutive effects of restricted stock and options to purchase common stock. See Note 17.

Comprehensive Income – Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. See Note 13 for more details regarding changes in accumulated other comprehensive loss.

Share-Based Compensation - At December 31, 2019, the Company had two share-based employee compensation plans, which are described more fully in Note 19. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation. The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk – There was one individual customer accounts receivable balance outstanding that was more than 10% of the Company’s gross accounts receivable balance at December 31, 2019. There was one individual customer accounts receivable balance outstanding that was 10% of the Company’s gross accounts receivable balance at December 31, 2018. There were no individual customers with sales above 10% of the Company’s total sales in 2019 and 2018.

New Accounting Pronouncements –

Recently Adopted

On January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases, as amended (hereinafter referred to as “ASC 842”), which supersedes the lease accounting guidance under Topic 840. ASC 842 generally requires lessees to recognize lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. The comparative information was not restated and continues to be reported in accordance with historical accounting under Topic 840. The Company elected to utilize certain practical expedients that were provided for transition relief. Accordingly, the Company did not reassess expired or existing contracts, lease classifications or related initial direct costs as part of its assessment process. Additionally, the Company elected not to apply the recognition requirements of ASC 842 to short-term leases.

The adoption of ASC 842 had a material impact on the Company’s consolidated balance sheet due to the recognition of ROU assets and lease liabilities. The Company recognized operating lease ROU assets and corresponding lease liabilities totaling $26.0 million and $27.8 million, respectively, on January 1, 2019. The operating lease ROU assets recorded on the adoption date were net of approximately $1.8 million in reclassifications of other accrued liabilities and long-term liabilities. The adoption did not impact the Company’s beginning retained earnings, nor did it have a material impact on the Company’s consolidated earnings or cash flows.

Not Yet Adopted

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies and clarifies the required disclosures for employers that sponsor defined benefit pension or other postretirement plans. These amendments remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. Adoption of the new standard is not expected to have a material impact on the Company’s earnings or cash flows, as it only impacts disclosures.

In December 2019, the FASB issued ASU 2019-12 Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective for the Company in the first quarter of 2021, with early adoption permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective for the Company in the first quarter of 2023. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

5. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities at December 31, 2019 and 2018. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2019		2018
	Amortized Cost	Market Value	Amortized Cost	Market Value
	(Dollars in thousands)
Municipal bonds:
Current	$5,904	$5,915	$1,525	$1,532
Due from one through five years	8,336	8,621	9,752	9,861
Due from six through ten years	4,255	4,618	6,239	6,433
Due from eleven through twenty years	3,223	3,430	2,711	2,713
Total	$21,718	$22,584	$20,227	$20,539

The unrealized gains and losses on marketable securities at December 31, 2019 and 2018 were as follows:

	2019		2018
	Unrealized Gains	Unrealized Losses	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Municipal bonds	$866	$-	$388	$(76)

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. The Company determined that no other-than-temporary impairment exists for the years ended December 31, 2019 and 2018.

6. INVENTORIES

At December 31, 2019 and 2018, inventories consisted of:

	2019	2018
	(Dollars in thousands)
Finished shoes	$105,340	$91,276
LIFO reserve	(18,627)	(18,592)
Total inventories	$86,713	$72,684

Finished shoes included inventory in-transit of $18.3 million and $24.2 million at December 31, 2019 and 2018, respectively. At December 31, 2019, approximately 91% of the Company’s inventories were valued by the LIFO method of accounting while approximately 9% were valued by the FIFO method of accounting. At December 31, 2018, approximately 89% of the Company’s inventories were valued by the LIFO method of accounting while approximately 11% were valued by the FIFO method of accounting.

During 2019, there were liquidations of LIFO inventory quantities which resulted in immaterial decreases in cost of sales. During 2018, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2018 purchases; the effect of the liquidation decreased cost of sales by $87,000 in 2018.

7. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2019 and 2018, property, plant and equipment consisted of:

	2019	2018
	(Dollars in thousands)
Land and land improvements	$3,793	$3,778
Buildings and improvements	26,912	26,912
Machinery and equipment	34,032	32,310
Retail fixtures and leasehold improvements	10,112	11,522
Construction in progress	5,273	92
Property, plant and equipment	80,122	74,614
Less: Accumulated depreciation	(47,908)	(45,907)
Property, plant and equipment, net	$32,214	$28,707

The increase in construction in progress in 2019 was primarily due to the expansion of office space within the Company’s headquarters. This project is expected to be complete in the first quarter of 2020.

8. LEASES

The Company leases retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2020 and 2030. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of the Company’s operating lease costs were as follows (dollars in thousands):

Twelve Months Ended
December 31, 2019
Operating lease costs	$8,592
Variable lease costs (1)	71
Total lease costs	$8,663

(1) Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of December 31, 2019 (dollars in thousands):

Operating Leases
2020	$7,269
2021	5,606
2022	3,380
2023	2,314
2024	1,526
Thereafter	2,777
Total lease payments	22,872
Less imputed interest	(2,257)
Present value of lease liabilities	$20,615

The operating lease liabilities are classified in the 2019 consolidated balance sheet as follows (dollars in thousands):

December 31, 2019
Operating lease liabilities - current	$6,505
Operating lease liabilities - non-current	14,110
Total	$20,615

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of December 31, 2019, the Company’s leases have a weighted-average remaining lease term of 4.5 years.

Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,868
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$28,263

The future minimum rental commitments under operating leases in effect as of December 31, 2018 having non-cancelable lease terms in excess of one year, as determined in accordance with Topic 840 (prior to the adoption of ASC 842), were as follows (dollars in thousands):

Operating Leases
2019	$9,468
2020	7,529
2021	5,584
2022	3,278
2023	2,321
Thereafter	4,161
Total	$32,341

9. INTANGIBLE ASSETS

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets consisted of the following at December 31, 2019 and December 31, 2018:

Indefinite-Lived
Intangible Assets
Goodwill	$11,112
Trademarks	32,868
Total	$43,980

The Company’s amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

		December 31, 2019			December 31, 2018
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,061)	$1,439	$3,500	$(1,828)	$1,672
Total amortizable intangible assets		$3,500	$(2,061)	$1,439	$3,500	$(1,828)	$1,672

The amortizable intangible assets are included within other assets in the Consolidated Balance Sheets. See Note 10.

The Company recorded amortization expense for intangible assets of $233,000 in 2019 and $234,000 in 2018. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense will be approximately $233,000 in each of the years 2020 through 2024, and approximately $272,000 thereafter.

10. OTHER ASSETS

Other assets included the following amounts at December 31, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Cash surrender value of life insurance	$17,681	$16,961
Amortizable intangible assets (See Note 9)	1,439	1,672
Investment in real estate	2,189	2,149
Other	2,365	2,501
Total other assets	$23,674	$23,283

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $17.7 million in aggregate as of December 31, 2019.

On May 1, 2013, the Company purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The building, which is classified as an investment in real estate in the above table, serves as the Company’s Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments – Equity Method and Joint Ventures, and continues to be accounted for under the equity method of accounting.

11. SHORT-TERM BORROWINGS

At December 31, 2019, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2020. The line of credit bears interest at the LIBOR plus 0.75%. At December 31, 2019, outstanding borrowings were approximately $7.0 million at an interest rate of 2.5%. The highest balance on the line of credit during the year was $18.1 million. At December 31, 2018, outstanding borrowings were approximately $5.8 million at an interest rate of 3.3%.

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

The Company follows ASC 715, Compensation – Retirement Benefits, which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in their statements of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. In addition, ASC 715 requires employers to measure the funded status of their plans as of the date of their year-end statements of financial position. ASC 715 also requires additional disclosures regarding amounts included in accumulated other comprehensive loss.

The Company’s pension plan’s weighted average asset allocation at December 31, 2019 and 2018, by asset category, was as follows:

	Plan Assets at December 31,
	2019	2018
Asset Category:
Equity Securities	55%	53%
Fixed Income Securities	36%	40%
Other	9%	7%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.00% long-term rate of return on assets assumption for both 2019 and 2018.

To determine the funded status of the pension plan at December 31, 2019 and 2018, the Company used a weighted average discount rate of 3.36% and 4.39% in 2019 and 2018, respectively.

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2019 and 2018:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2019	2018	2019	2018
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$45,010	$49,375	$15,891	$17,176
Service cost	463	360	-	209
Interest cost	1,801	1,608	659	595
Actuarial loss (gain)	5,660	(4,039)	2,355	(1,601)
Benefits paid	(2,382)	(2,294)	(445)	(488)
Projected benefit obligation, end of year	$50,552	$45,010	$18,460	$15,891

Change in plan assets
Fair value of plan assets, beginning of year	$37,353	$38,369	$-	$-
Actual return on plan assets	6,528	(1,362)	-	-
Administrative expenses	(463)	(360)	-	-
Contributions	-	3,000	445	488
Benefits paid	(2,382)	(2,294)	(445)	(488)
Fair value of plan assets, end of year	$41,036	$37,353	$-	$-
Funded status of plan	$(9,516)	$(7,657)	$(18,460)	$(15,891)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities - other	$-	$-	$(453)	$(436)
Long-term pension liability	(9,516)	(7,657)	(18,007)	(15,455)
Net amount recognized	$(9,516)	$(7,657)	$(18,460)	$(15,891)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $4,478, $4,082, $1,684 and $1,102, respectively	$12,745	$11,616	$4,792	$3,136
Prior service cost, net of income tax liability of $0, $0, ($12) and ($28), respectively	-	-	(34)	(81)
Net amount recognized	$12,745	$11,616	$4,758	$3,055

As noted above, benefit accruals under the pension plan were frozen, effective December 31, 2016. Therefore, the accumulated benefit obligation of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ projected benefit obligations, as shown in the above table, at December 31, 2019 and 2018.

Assumptions used in determining net periodic pension cost for the years ended December 31, 2019 and 2018 were:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2019	2018	2019	2018
Discount rate for determining projected benefit obligation	4.38%	3.70%	4.42%	3.75%
Discount rate in effect for determining service cost	-	-	-	3.83%
Discount rate in effect for determining interest cost	4.05%	3.33%	4.19%	3.51%
Long-term rate of return on plan assets	7.00%	7.00%	-	-

The components of net periodic pension cost for the years ended December 31, 2019 and 2018, were:

	2019	2018
	(Dollars in thousands)
Service cost	$463	$569
Interest cost	2,460	2,204
Expected return on plan assets	(2,502)	(2,711)
Net amortization and deferral	626	634
Net periodic pension cost	$1,047	$696

The components of net periodic pension cost other than the service cost component were included in “other expense, net” in the Consolidated Statements of Earnings.

The Company expects to recognize expense of $808,000 due to the amortization of unrecognized loss and income of $63,000 due to the amortization of prior service credit as components of net periodic pension cost in 2020, which are included in accumulated other comprehensive loss at December 31, 2019.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the Company expects that any cash contributions necessary to satisfy these requirements in 2020 would not be material.

Projected benefit payments for the plans at December 31, 2019, were estimated as follows:

	Defined Benefit Pension Plan	Supplemental Pension Plan
	(Dollars in thousands)
2020	$2,786	$453
2021	$2,802	$489
2022	$2,785	$538
2023	$2,833	$699
2024	$2,847	$767
2025 - 2029	$14,245	$5,196

The following table summarizes the fair value of the Company’s pension plan assets at December 31, 2019, by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2019
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Common stocks	$15,464	$2,026	$-	$17,490
Preferred stocks	287	29	-	316
Exchange traded funds	5,213	-	-	5,213
Corporate obligations	-	4,626	-	4,626
State and municipal obligations	-	1,062	-	1,062
Pooled fixed income funds	7,598	-	-	7,598
U.S. government securities	-	364	-	364
Marketable CD's	-	806	-	806
Cash and cash equivalents	3,470	-	-	3,470
Subtotal	$32,032	$8,913	$-	$40,945
Other assets (1)				91
Total				$41,036

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

The Company also has a defined contribution plan covering substantially all employees. The Company contributed $941,000 and $835,000 to the plan in 2019 and 2018, respectively.

13. Comprehensive Income (Loss)

The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2019	2018
	(Dollars in thousands)
Foreign currency translation adjustments	$(7,033)	$(6,901)
Pension liability, net of tax	(17,503)	(14,671)
Total accumulated other comprehensive loss	$(24,536)	$(21,572)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss (dollars in thousands):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Balance, December 31, 2018	$(6,901)	$(14,671)	$(21,572)
Other comprehensive loss before reclassifications	(132)	(3,295)	(3,427)
Amounts reclassified from accumulated other comprehensive loss	-	463	463
Net current period other comprehensive loss	(132)	(2,832)	(2,964)
Balance, December 31, 2019	$(7,033)	$(17,503)	$(24,536)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2019 and 2018 (dollars in thousands):

	Amounts reclassified from accumulated other comprehensive loss for the year ended December 31,			Affected line item in the statement where net
	2019	2018		income is presented
Amortization of defined benefit pension items
Prior service cost	$(63)	$(63	)(1)	Other expense, net
Actuarial losses	689	697	(1)	Other expense, net
Total before tax	626	634
Tax benefit	(163)	(165)
Net of tax	$463	$469

(1) These amounts were included in the computation of net periodic pension cost. See Note 12 for additional details.

14. INCOME TAXES

The provision for income taxes included the following components for the years ended December 31, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Current:
Federal	$4,784	$3,358
State	1,510	1,048
Foreign	777	749
Total	7,071	5,155
Deferred	(869)	643
Total provision	$6,202	$5,798

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2019 and 2018:

	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.3	3.6
Non-taxable municipal bond interest	(0.4)	(0.5)
Foreign income tax rate differences	-	0.8
Tax settlements	(1.2)	-
Share-based compensation	0.2	(2.5)
Other	(1.0)	0.1
Effective tax rate	22.9%	22.5%

The foreign component of pretax net earnings was a loss of $2,127,000 and net earnings of $262,000 for 2019 and 2018, respectively.

The components of deferred taxes at December 31, 2019, and 2018 were as follows:

	2019	2018
	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$197	$192
Pension liability	7,274	6,122
Accrued liabilities	1,794	1,779
Operating lease liabilities	4,475	-
Carryfoward losses	1,727	637
Foreign currency losses on intercompany loans	39	81
	15,506	8,811
Deferred income tax liabilities:
Inventory and related reserves	(2,795)	(2,832)
Cash value of life insurance	(431)	(382)
Property, plant and equipment	(1,195)	(1,145)
Intangible assets	(7,482)	(6,702)
Operating lease right-of-use assets	(3,960)	-
Prepaid expenses and other assets	(241)	(197)
	(16,104)	(11,258)
Net deferred income tax liabilities	$(598)	$(2,447)

The net deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2019	2018
	(Dollars in thousands)
Non-current deferred income tax benefits	$2,487	$1,277
Non-current deferred income tax liabilities	(3,085)	(3,724)
Net deferred income tax liabilities	$(598)	$(2,447)

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2019	2018
	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$772	$412
Increases related to current year tax positions	190	399
Decreases due to settlements of tax positions	(275)	-
Decreases due to lapsing of statute of limitations	(51)	(39)
Unrecognized tax benefits balance at December 31,	$636	$772

The unrecognized tax benefits at December 31, 2019 and 2018, include $115,000 and $245,000, respectively, of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2019 and 2018.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2016 through 2019 tax years remain subject to examination by those taxing authorities.

15. COMMITMENTS

At December 31, 2019, the Company had purchase commitments of $41.2 million to purchase inventory, all of which were due in less than one year.

16. SHARE REPURCHASE PROGRAM

In 1998, the Company’s share repurchase program was established. On several occasions since the program’s inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase.

In 2019, the Company purchased 222,740 shares at a total cost of $5.6 million through its share repurchase program. In 2018, the Company purchased 351,626 shares at a total cost of $11.4 million through its share repurchase program. As of December 31, 2019, there were 442,270 authorized shares remaining under the program.

17. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2019 and 2018:

	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net earnings attributable to Weyco Group, Inc.	$20,882	$20,484

Denominator:
Basic weighted average shares outstanding	9,904	10,168
Effect of dilutive securities:
Employee share-based awards	49	223
Diluted weighted average shares outstanding	9,953	10,391

Basic earnings per share	$2.11	$2.01

Diluted earnings per share	$2.10	$1.97

Diluted weighted average shares outstanding for 2019 exclude antidilutive share-based awards totaling 825,080 shares at a weighted average price of $27.98. Diluted weighted average shares outstanding for 2018 exclude antidilutive share-based awards totaling 169,314 shares at a weighted average price of $30.38.

Unvested restricted stock awards provide holders with dividend rights prior to vesting, however, such rights are forfeitable if the awards do not vest. As a result, unvested restricted stock awards are not participating securities and are excluded from the computation of earnings per share.

18. SEGMENT INFORMATION

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2019 and 2018, there was no single customer with sales of 10% or more of the Company’s total sales.

In the retail segment, the Company operated eight brick and mortar retail stores and e-commerce businesses in the United States at December 31, 2019. Sales in retail outlets are made directly to the consumer by Company employees. These retail stores sell the Company’s branded footwear, primarily Florsheim, and accessories.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2019 and 2018 was as follows:

	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2019
Product sales	$239,091	$25,231	$36,653	$300,975
Licensing revenues	3,036	-	-	3,036
Net sales	242,127	25,231	36,653	304,011
Depreciation	2,088	315	889	3,292
Earnings (loss) from operations	27,755	2,791	(3,506)	27,040
Total assets	250,266	11,783	34,868	296,917
Capital expenditures	6,902	20	470	7,392

2018
Product sales	$230,831	$22,683	$42,330	$295,844
Licensing revenues	2,531	-	-	2,531
Net sales	233,362	22,683	42,330	298,375
Depreciation	2,425	331	956	3,712
Earnings (loss) from operations	23,106	2,732	(379)	25,459
Total assets	239,119	4,440	26,485	270,044
Capital expenditures	648	76	686	1,410

All North American corporate office assets are included in the wholesale segment. Transactions between segments primarily consist of sales between the wholesale and retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2019 and 2018:

	2019	2018
	(Dollars in thousands)
Net Sales
United States	$245,073	$234,782
Canada	22,285	21,263
Europe	6,223	7,849
Australia	22,459	26,038
Asia	5,085	5,442
South Africa	2,886	3,001
Total	$304,011	$298,375

Long-Lived Assets
United States	$81,603	$70,018
Other	16,972	6,490
	$98,575	$76,508

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), operating lease ROU assets, goodwill, trademarks, investment in real estate and amortizable intangible assets.

19. SHARE-BASED COMPENSATION PLANS

At December 31, 2019, the Company had two share-based compensation plans: the 2014 Incentive Plan and the 2017 Incentive Plan (collectively, “the Plans”). Awards are no longer granted under the 2014 Incentive Plan; however, awards previously granted under such plan continue in accordance with their terms. Options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant, and the Company also grants restricted stock awards. The Company issues new common stock to satisfy stock option exercises as well as the issuance of restricted stock awards.

Stock options and restricted stock awards were granted in both 2019 and 2018. Stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Stock options granted in 2019 and 2018 vest ratably over five years and expire 10 years from the grant date. Restricted stock granted in 2019 and 2018 vests ratably over four years. As of December 31, 2019, there were approximately 882,000 shares remaining available for share-based awards under the 2017 Incentive Plan.

Stock option exercises can be net share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. Total shares withheld were approximately 11,000 and 204,000 in 2019 and 2018, respectively, and were based on the value of the stock on the exercise dates. The net share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $5,000 and $699,000 in 2019 and 2018, respectively, and are reflected as a financing activity within the consolidated statements of cash flows.

In accordance with ASC 718, share-based compensation expense was recognized in the 2019 and 2018 consolidated financial statements for stock options and restricted stock awards granted since 2014. An estimate of forfeitures, based on historical data, was included in the calculation of share-based compensation. The effect of applying the expense recognition provisions of ASC 718 decreased Earnings before Provision for Income Taxes by $1,452,000 in 2019, and by $1,513,000 in 2018.

At December 31, 2019, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2016 through 2019 which is expected to be recognized over the weighted-average remaining vesting period of 3.5 years. At December 31, 2019, there was also $1.7 million of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2016 through 2019, which is expected to be recognized over the weighted-average remaining vesting period of 2.7 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2019 and 2018:

	2019	2018
Risk-free interest rate	1.55%	2.80%
Expected dividend yield	4.11%	2.47%
Expected term	8.0	8.0
Expected volatility	24.0%	19.9%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2019		2018
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,173,620	$27.96	1,502,493	$26.57
Granted	192,650	23.45	129,200	37.22
Exercised	(18,795)	27.75	(429,047)	25.96
Forfeited or expired	(170,705)	28.56	(29,026)	26.67
Outstanding at end of year	1,176,770	$27.14	1,173,620	$27.96

Exercisable at end of year	703,030	$26.71	692,007	$26.92

Weighted average fair market value of options granted	$3.32		$7.07

	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2019	4.7	$808,000
Exercisable - December 31, 2019	2.4	$171,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 31, 2019 of $26.45 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Fair Value
Non-vested - December 31, 2017	625,362	$26.55	$3.43
Granted	129,200	37.22	7.07
Vested	(243,798)	26.42	3.25
Forfeited	(29,151)	26.67	3.46
Non-vested - December 31, 2018	481,613	$29.46	$4.49
Granted	192,650	23.45	3.32
Vested	(193,838)	27.59	3.87
Forfeited	(6,685)	29.94	4.87
Non-vested - December 31, 2019	473,740	$27.77	$4.26

The following table summarizes information about outstanding and exercisable stock options at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$23.38 to $25.86	632,950	4.4	$24.92	381,925	$25.59
$27.04 to $37.22	543,820	5.0	$29.72	321,105	$28.05
	1,176,770	4.7	$27.14	703,030	$26.71

The following table summarizes stock option activity for the years ended December 31:

	2019	2018
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$87	$3,822
Net proceeds from stock option exercises	$161	$4,403
Income tax benefit from the exercise of stock options	$23	$994
Total fair value of stock options vested	$750	$793

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2018 and 2019:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested - December 31, 2017	66,050	$26.79
Issued	25,319	37.22
Vested	(25,514)	27.49
Forfeited	(4,375)	26.60
Non-vested - December 31, 2018	61,480	$30.74
Issued	31,000	23.48
Vested	(23,745)	29.10
Forfeited	-	-
Non-vested - December 31, 2019	68,735	$28.04

At December 31, 2019, the Company expected 68,735 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.7 years. These shares had an aggregate intrinsic value of $1.8 million at December 31, 2019. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 31, 2019 of $26.45 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $152,000 in 2019 and $249,000 in 2018.

20. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total
	(Dollars in thousands)
BALANCE, DECEMBER 31, 2017	$871	$1,335	$2,206
Add - Additions charged to earnings	311	4,170	4,481
Deduct - Charges for purposes for which reserves were established	(231)	(4,170)	(4,401)
BALANCE, DECEMBER 31, 2018	$951	$1,335	$2,286
Add - Additions charged to earnings	122	4,489	4,611
Deduct - Charges for purposes for which reserves were established	(87)	(4,401)	(4,488)
BALANCE, DECEMBER 31, 2019	$986	$1,423	$2,409

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Information About the Company’s Executive Officers” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2020 (the “2020 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Reporting Delinquencies,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2020 Proxy Statement in sections entitled “Summary Compensation Table,” “Outstanding Equity Awards at December 31, 2019,” “Employment Contracts and Potential Payments Upon Termination or Change of Control” and “Director Compensation,” and is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2020 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2019:

	(a)	(b)	(c)
	Number of	Weighted-Average	Number of Securities Remaining
	Securities to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of Outstanding	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,176,770	$27.14	882,000
Equity compensation plans not approved by shareholders	-	-	-
Total	1,176,770	$27.14	882,000

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2020 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2020 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2019 Annual Report on Form 10-K.

(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)	List of Exhibits.

ITEM 16	FORM 10-K SUMMARY

None

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
2.1	Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear, William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)	Exhibit 2.1 to Form 8-K filed March 7, 2011

3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws as Revised January 21, 1991 and Last Amended July 26, 2007	Exhibit 3 to Form 8-K Dated July 26, 2007

4.1	Description of Securities of the Registrant		X

10.3*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.4*	Employment Agreement (Renewal) - Thomas W. Florsheim, Jr., dated January 1, 2020		X

10.5*	Employment Agreement (Renewal) - John W. Florsheim, dated January 1, 2020		X

10.6*	Excess Benefits Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016

10.7*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.7a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016

10.8*	Deferred Compensation Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016

10.9	Line of Credit Renewal Letter with PNC Bank, N.A., dated November 4, 2019	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2019

10.10	PNC Bank Loan Agreement, dated November 5, 2013	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2013

10.11	PNC Bank Committed Line of Credit Note, dated November 5, 2013	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2013

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.12*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008

10.14*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014

10.15*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 9, 2017

10.15a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21a to Form 10-Q for Quarter Ended September 30, 2017

10.15b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21b to Form 10-Q for Quarter Ended September 30, 2017

10.15c*	Form of restricted stock agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21c to Form 10-Q for Quarter Ended September 30, 2017

21	Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Earnings for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Equity for the years ended December 31, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.		X

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/John F. Wittkowske	March 12, 2020
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 12, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

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