Form 10-Q
period 2020-03-31
WEYCO GROUP INC
filed 2020-05-11
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐ No ☒

As of April 24, 2020, there were 9,813,371 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated condensed balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared by Weyco Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$14,181	$9,799
Marketable securities, at amortized cost	2,129	5,904
Accounts receivable, net	46,535	51,532
Inventories	67,983	86,713
Prepaid expenses and other current assets	4,176	6,047
Total current assets	135,004	159,995

Marketable securities, at amortized cost	15,081	15,814
Deferred income tax benefits	2,175	2,487
Property, plant and equipment, net	32,844	32,214
Operating lease right-of-use assets	16,303	18,753
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	23,395	23,674
Total assets	$268,782	$296,917

LIABILITIES AND EQUITY:
Short-term borrowings	$-	$7,049
Accounts payable	3,992	12,455
Dividend payable	-	2,355
Operating lease liabilities	5,823	6,505
Accrued liabilities	9,871	13,422
Accrued income tax payable	755	90
Total current liabilities	20,441	41,876

Deferred income tax liabilities	3,182	3,085
Long-term pension liability	27,352	27,523
Operating lease liabilities	12,117	14,110
Other long-term liabilities	264	329
Total liabilities	63,356	86,923

Common stock	9,813	9,873
Capital in excess of par value	66,183	65,832
Reinvested earnings	156,386	158,825
Accumulated other comprehensive loss	(26,956)	(24,536)
Total equity	205,426	209,994
Total liabilities and equity	$268,782	$296,917

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Net sales	$63,584	$74,128
Cost of sales	40,407	45,364
Gross earnings	23,177	28,764

Selling and administrative expenses	21,836	23,618
Earnings from operations	1,341	5,146

Interest income	149	223
Interest expense	(51)	(32)
Other income (expense), net	407	(125)

Earnings before provision for income taxes	1,846	5,212

Provision for income taxes	684	1,244

Net earnings	1,162	3,968

Weighted average shares outstanding
Basic	9,781	9,949
Diluted	9,786	10,027

Earnings per share
Basic	$0.12	$0.40
Diluted	$0.12	$0.40

Cash dividends declared (per share)	$0.24	$0.23

Comprehensive (loss) income	$(1,258)	$4,206

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,162	$3,968
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	733	827
Amortization	71	83
Bad debt expense	145	48
Deferred income taxes	360	(12)
Net foreign currency transaction (gains) losses	(356)	16
Share-based compensation expense	351	366
Pension expense	111	229
Increase in cash surrender value of life insurance	(135)	(135)
Changes in operating assets and liabilities -
Accounts receivable	4,878	816
Inventories	18,704	6,900
Prepaid expenses and other assets	2,176	2,182
Accounts payable	(8,477)	(7,990)
Accrued liabilities and other	(5,410)	(3,537)
Accrued income taxes	680	696
Net cash provided by operating activities	14,993	4,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	-	(1,327)
Proceeds from maturities of marketable securities	4,510	680
Purchases of property, plant and equipment	(1,797)	(981)
Net cash provided by (used for) investing activities	2,713	(1,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,694)	(4,593)
Shares purchased and retired	(1,304)	(1,828)
Net proceeds from stock options exercised	-	7
Proceeds from bank borrowings	11,883	31,813
Repayments of bank borrowings	(18,932)	(33,933)
Net cash used for financing activities	(13,047)	(8,534)

Effect of exchange rate changes on cash and cash equivalents	(277)	72

Net increase (decrease) in cash and cash equivalents	$4,382	$(5,633)

CASH AND CASH EQUIVALENTS at beginning of period	9,799	22,973

CASH AND CASH EQUIVALENTS at end of period	$14,181	$17,340

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$235	$423
Interest paid	$51	$31

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.	Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2020, may not necessarily be indicative of the results for the full year.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Numerator:
Net earnings	$1,162	$3,968

Denominator:
Basic weighted average shares outstanding	9,781	9,949
Effect of dilutive securities:
Employee share-based awards	5	78
Diluted weighted average shares outstanding	9,786	10,027

Basic earnings per share	$0.12	$0.40

Diluted earnings per share	$0.12	$0.40

Diluted weighted average shares outstanding for the three months ended March 31, 2020, excludes anti-dilutive stock options totaling 1,190,000 shares of common stock at a weighted average price of $26.74. Diluted weighted average shares outstanding for the three months ended March 31, 2019, excludes anti-dilutive stock options totaling 348,000 shares of common stock at a weighted average price of $29.51.

3.	Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in thousands)
Municipal bonds:
Current	$2,129	$2,143	$5,904	$5,915
Due from one through five years	7,615	7,861	8,336	8,621
Due from six through ten years	4,818	5,209	4,255	4,618
Due from eleven through twenty years	2,648	2,844	3,223	3,430
Total	$17,210	$18,057	$21,718	$22,584

The unrealized gains and losses on marketable securities at March 31, 2020, and at December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
(Dollars in thousands)
Municipal bonds	$847	$-	$866	$-

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2020 and determined that no other-than-temporary market value impairment exists.

4.	Intangible Assets

During the three months ended March 31, 2020, there were no changes in the carrying value of the Company’s indefinite-lived intangible assets (goodwill and trademarks). Based upon the impact of the COVID-19 pandemic on the Company’s business and results of operations, management tested its goodwill and trademarks for impairment as of March 31, 2020, and found no impairment. However, the Company can make no assurances that the goodwill or trademarks will not be impaired in the future. The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		March 31, 2020			December 31, 2019
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net
		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	(2,119)	$1,381	$3,500	(2,061)	$1,439
Total amortizable intangible assets		$3,500	(2,119)	$1,381	$3,500	(2,061)	$1,439

Amortization expense related to the intangible assets was approximately $60,000 in both the first quarters of 2020 and 2019.

5.	Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The chief operating decision maker, the Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2020 and 2019, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total
	(Dollars in thousands)
2020
Product sales	$52,228	$4,761	$6,134	$63,123
Licensing revenues	461	-	-	461
Net sales	$52,689	$4,761	$6,134	$63,584
Earnings (loss) from operations	$2,760	$(89)	$(1,330)	$1,341

2019
Product sales	$58,774	$5,571	$9,076	$73,421
Licensing revenues	707	-	-	707
Net sales	$59,481	$5,571	$9,076	$74,128
Earnings (loss) from operations	$5,206	$483	$(543)	$5,146

6.	Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Service cost	$115	$103
Interest cost	500	606
Expected return on plan assets	(690)	(626)
Net amortization and deferral	186	146
Net periodic pension cost	$111	$229

The components of net periodic pension cost other than the service cost component were included in "other income (expense), net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

7.	Leases

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

The components of the Company’s operating lease costs were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$1,882	$2,194
Variable lease costs (1)	10	9
Total lease costs	$1,892	$2,203

(1) Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

The following is a schedule of maturities of operating lease liabilities as of March 31, 2020 (dollars in thousands):

Operating Leases
2020, excluding the quarter ended March 31, 2020	$4,981
2021	5,385
2022	3,251
2023	2,220
2024	1,473
Thereafter	2,598
Total lease payments	19,908
Less imputed interest	(1,968)
Present value of lease liabilities	17,940

The operating lease liabilities are classified in the consolidated condensed balance sheet (unaudited) as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Operating lease liabilities - current	$5,823	$6,505
Operating lease liabilities - non-current	12,117	14,110
Total	$17,940	$20,615

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of March 31, 2020, the Company’s leases have a weighted-average remaining lease term of 4.4 years.

Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,978	$2,252
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$144	$26,029

8.	Share-Based Compensation Plans

During the three months ended March 31, 2020, the Company recognized $351,000 of compensation expense associated with stock option and restricted stock awards granted in years 2016 through 2019. During the three months ended March 31, 2019, the Company recognized $366,000 of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2019.

The following table summarizes the Company’s stock option activity for the three-month period ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2019	1,176,770	$27.14
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(4,275)	$27.78
Outstanding at March 31, 2020	1,172,495	$27.13	4.4	$-
Exercisable at March 31, 2020	701,820	$26.71	2.2	$-

*	The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on March 31, 2020, the last trading day of the quarter, of $20.17 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options. All of the Company's stock options were underwater (i.e. the respective exercise prices were higher than the closing price of the Company's stock) as of March 31, 2020; therefore, the aggregate intrinsic value is zero.

7

The following table summarizes the Company’s stock option exercise activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Total intrinsic value of stock options exercised	$-	$11
Cash received from stock option exercises	$-	$7
Income tax benefit from the exercise of stock options	$-	$3

The following table summarizes the Company’s restricted stock award activity for the three-month period ended March 31, 2020:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2019	68,735	$28.04
Issued	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2020	68,735	$28.04	2.5	$1,386,000

*	The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on March 31, 2020, the last trading day of the quarter, of $20.17 multiplied by the number of non-vested restricted shares outstanding.

9.	Short-Term Borrowings

At March 31, 2020, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2020. The line of credit bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%. At March 31, 2020, there were no amounts outstanding on the line of credit. The highest balance on the line of credit during the quarter was $8.5 million.

10.	Financial Instruments

At March 31, 2020, the Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.0 million U.S. dollars at a price of approximately $4.3 million Australian dollars. These contracts are set to expire in the second quarter of 2020. In the first quarter of 2020, the Company recorded unrealized gains of approximately $362,000 U.S. dollars related to foreign exchange contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

11.	Comprehensive (Loss) Income

Comprehensive (loss) income for the three months ended March 31, 2020 and 2019, was as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net earnings	$1,162	$3,968
Foreign currency translation adjustments	(2,558)	130
Pension liability, net of tax of $48 and $38, respectively	138	108
Total comprehensive (loss) income	$(1,258)	$4,206

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Foreign currency translation adjustments	$(9,591)	$(7,033)
Pension liability, net of tax	(17,365)	(17,503)
Total accumulated other comprehensive loss	$(26,956)	$(24,536)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2020:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Total
Beginning balance, December 31, 2019	$(7,033)	$(17,503)	$(24,536)
Other comprehensive loss before reclassifications	(2,558)	-	(2,558)
Amounts reclassified from accumulated other comprehensive loss	-	138	138
Net current period other comprehensive (loss) income	(2,558)	138	(2,420)
Ending balance, March 31, 2020	$(9,591)	$(17,365)	$(26,956)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2020:

	Amounts reclassified from accumulated other comprehensive loss for the three months ended March 31, 2020		Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service cost	$(16)	(1)	Other income (expense), net
Actuarial losses	202	(1)	Other income (expense), net
Total before tax	186
Tax benefit	(48)
Net of tax	$138

(1) These amounts were included in net periodic pension cost. See Note 6 for additional details.

12.	Equity

The following table reconciles the Company’s equity for the three months ended March 31, 2020:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss
	(Dollars in thousands)
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)
Net earnings	-	-	1,162	-
Foreign currency translation adjustments	-	-	-	(2,558)
Pension liability adjustment, net of tax	-	-	-	138
Cash dividends declared	-	-	(2,357)	-
Share-based compensation expense	-	351	-	-
Shares purchased and retired	(60)	-	(1,244)	-
Balance, March 31, 2020	$9,813	$66,183	$156,386	$(26,956)

The following table reconciles the Company’s equity for the three months ended March 31, 2019:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss
	(Dollars in thousands)
Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)
Net earnings	-	-	3,968	-
Foreign currency translation adjustments	-	-	-	130
Pension liability adjustment, net of tax	-	-	-	108
Cash dividends declared	-	-	(2,299)	-
Stock options exercised	1	6	-	-
Issuance of restricted stock	1	(1)	-	-
Share-based compensation expense	-	366	-	-
Shares purchased and retired	(64)	-	(1,764)	-
Balance, March 31, 2019	$9,995	$64,634	$152,740	$(21,334)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 8 brick and mortar retail stores and e-commerce businesses in the United States as of March 31, 2020. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

The Company’s operations and business experienced significant disruptions beginning in the second half of March 2020 due to the unprecedented conditions surrounding the COVID-19 pandemic. Government-mandated shutdowns of non-essential businesses resulted in the majority of retailers temporarily closing their stores, which significantly affected the Company’s wholesale business. The Company’s domestic retail locations closed on March 18, 2020, and remain closed due to government orders. Overseas, the Company’s wholesale and retail businesses in Australia, Asia, South Africa, and Europe were similarly impacted by retail store closures and lockdowns requiring consumers to stay at home. These closings resulted in lower first quarter sales and earnings across all of the Company’s businesses.

The Company’s distribution center and the majority of its supply chain continue to operate, which enable the Company to continue to ship e-commerce orders. However, it is unclear when the Company’s retail partners will reopen their stores, therefore the Company cannot presently estimate the impact of COVID-19 on its business, but the Company expects the pandemic and resulting global economic slowdown to have an adverse effect on its businesses and operating results in 2020.

In light of these challenges, the Company plans to prioritize managing its liquidity, costs, and inventories in 2020. Collection of accounts receivable has slowed, and the Company expects that to continue over the coming months. The Company has already begun a dialog with many of its customers and will continue to actively manage receivables to secure payments and mitigate risk. The Company has reduced operating expenses where appropriate. In addition, the Company is pursuing rent relief for its retail stores worldwide, and outside of the U.S., the Company has qualified for government subsidies in Canada and Australia. The Company will continue to scrutinize its costs in light of an anticipated decrease in demand.

The Company has reduced its 2020 planned inventory receipts in response to reduced short-term demand for its products, and expects to closely manage its inventory levels throughout the year. While there have been some disruptions in the Company’s supply chain as a result of the pandemic, such disruptions have not had a significant impact on the Company’s operations to this point. Currently, the Company’s third-party factories in China are operating, but production in India has ceased due to a country-wide shut down and the Company is not certain when that production will resume.

The Company’s distribution system allows it to quickly adapt to changes in customer demand, and the Company believes its system is well-suited for adjusting to the future consumer landscape. The Company believes that its strong brands resonate well with consumers and that it is in a strong financial position to get through these challenges.

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2020 were $63.6 million, down 14% compared to last year’s first quarter net sales of $74.1 million. Consolidated earnings from operations were $1.3 million this quarter, a decrease of 74% compared to $5.1 million in the same period of 2019. Consolidated net earnings were $1.2 million in the first quarter of 2020 and $4.0 million in last year’s first quarter. Diluted earnings per share were $0.12 per share this quarter and $0.40 per share in the first quarter of 2019.

Financial Position Highlights

At March 31, 2020, cash and marketable securities totaled $31.4 million and there was no debt outstanding on the Company’s revolving line of credit. During the first three months of 2020, the Company generated $15.0 million of cash from operations. The Company paid dividends of $4.7 million, paid down $7.0 million on the line of credit, repurchased $1.3 million of Company stock, and had $1.8 million of capital expenditures during the quarter.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,		%
	2020	2019	Change
	(Dollars in thousands)
Net Sales
North American Wholesale	$52,689	$59,481	-11%
North American Retail	4,761	5,571	-15%
Other	6,134	9,076	-32%
Total	$63,584	$74,128	-14%

Earnings (loss) from Operations
North American Wholesale	$2,760	$5,206	-47%
North American Retail	(89)	483	-118%
Other	(1,330)	(543)	-145%
Total	$1,341	$5,146	-74%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2020 and 2019, were as follows:

	Three Months Ended March 31,		%
	2020	2019	Change
	(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$16,170	$20,968	-23%
Nunn Bush	10,619	11,594	-8%
Florsheim	19,642	18,816	4%
BOGS/Rafters	5,797	7,391	-22%
Other	-	5	-100%
Total North American Wholesale	$52,228	$58,774	-11%
Licensing	461	707	-35%
Total North American Wholesale Segment	$52,689	$59,481	-11%

Net sales of the Stacy Adams, Nunn Bush, and BOGS brands declined in most major categories as a result of the retail shutdowns caused by the COVID-19 pandemic. These decreases were partially offset by an increase in net sales of the Florsheim brand. Florsheim’s increase stems from strong sales in January and February before the retail shutdowns went into effect.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues were down in the first quarter of 2020 due to the impact of the COVID-19 pandemic.

Earnings from Operations

Gross earnings for the North American wholesale segment were 31.8% of net sales in the first quarter of 2020, compared to 34.3% of net sales in the first quarter of 2019. The decrease in gross margins was largely due to the additional costs of the tariff on certain footwear imported from China. The tariff of 15% took effect on September 1, 2019, and was subsequently reduced to 7.5% on February 14, 2020. The Company purchased a limited amount of inventory at the higher tariff rate, and expects the tariff’s negative impact on its gross margins will lessen as it sells through its current inventory. Earnings from operations in the North American wholesale segment were $2.8 million in the first quarter of 2020, down 47% compared to $5.2 million in the same period last year.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping and handling costs). Wholesale distribution costs were $3.3 million in the first quarter of 2020 and $3.1 million in the first quarter of 2019. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $14.0 million, or 27% of net sales, in the first quarter of 2020, compared to $15.2 million, or 26% of net sales, in the first quarter of 2019. The Company reduced its wholesale expenses for the quarter, where appropriate, as a result of the sales decline due to the impact of the COVID-19 pandemic.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $4.8 million in the first quarter of 2020, down 15% compared to $5.6 million in last year’s first quarter. Same store sales, which include U.S. e-commerce sales, were down 13% for the quarter, due primarily to the impact of the COVID-19 pandemic.

Earnings from Operations

Retail gross earnings were 65.3% of net sales in the first quarter of 2020 compared to 65.2% of net sales in the first quarter of 2019. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $3.2 million, or 67% of net sales, in the first quarter of 2020 versus $3.1 million, or 57% of net sales, in last year’s first quarter. The increase in retail expenses as a percent of net sales was primarily due to the sales decline, as many retail expenses are fixed in nature. The retail segment had operating losses totaling $89,000 this quarter compared to operating earnings of $483,000 in last year’s first quarter.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $6.1 million in the first quarter of 2020, down 32% compared to $9.1 million in last year’s first quarter. The decrease was due to lower sales at both Florsheim Australia and Florsheim Europe as a result of retail shutdowns and government orders for consumers to stay at home. Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $1.3 million in the first quarter of 2020, compared to operating losses of $543,000 in the first quarter of 2019.

Other income and expense and taxes

Interest income was $149,000 and $223,000 in the first quarters of 2020 and 2019, respectively. The decrease was largely due to less interest earned on the lower investment balances this quarter. Interest expense was $51,000 and $32,000 for the three months ended March 31, 2020 and 2019, respectively.

Other income (expense), net, totaled $407,000 of income for the quarter, compared to $125,000 of expense in the first quarter of 2019. The increase in income was primarily due to unrealized gains on favorable foreign exchange contracts held by Florsheim Australia.

The Company’s effective tax rate for the quarter ended March 31, 2020 was 37.0% compared to 23.9% for the same period of 2019. The Company did not record an income tax benefit on foreign losses this quarter, which raised the effective tax rate as compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. The Company generated $15.0 million of cash from operating activities during the first three months of 2020, compared to $4.5 million in the same period one year ago. The increase between years was primarily due to changes in operating assets and liabilities, principally inventory and accounts receivable.

The Company paid cash dividends of $4.7 million and $4.6 million in the first quarters of 2020 and 2019, respectively. On May 5, 2020, the Company’s Board of Directors declared a cash dividend of $0.24 per share to all shareholders of record on May 29, 2020, payable June 30, 2020.

The Company repurchases its common stock under its share repurchase program when the Company believes market conditions are favorable. During the first three months of 2020, the Company repurchased 59,523 shares for a total cost of $1.3 million. As of March 31, 2020, the Company had the authority to repurchase 382,747 shares under its previously announced stock repurchase program.

Capital expenditures were $1.8 million in the first three months of 2020. Management estimates that annual capital expenditures for 2020 will be between $3.0 million and $4.0 million.

At March 31, 2020, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2020. The line of credit bears interest at LIBOR plus 0.75%. At March 31, 2020, there were no amounts outstanding on the line of credit The highest balance on the line of credit during the quarter was $8.5 million. The Company expects to renew this line of credit later this year, but cannot provide any assurances.

As of March 31, 2020, approximately $1.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following supplements the risk factors previously reported in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019:

The Company’s business, results of operations and financial condition have been, and are expected to continue to be adversely affected by the effects of widespread public health epidemics, including COVID-19, that are beyond its control.

Outbreaks of infectious diseases, public health epidemics and other adverse public health developments in countries where the Company, its customers and its suppliers operate have, and are expected to continue to have, an adverse effect on its business, results of operations and financial condition. The recent outbreak of COVID-19, initially limited to a region in China and now affecting the global community, including the United States, has adversely impacted, and is expected to continue to adversely affect the Company’s business. The nature and extent of the impact, including the resulting global economic slowdown, is highly uncertain and beyond the Company’s control. Uncertain factors relating to the COVID-19 pandemic include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on the Company’s customers, vendors and suppliers, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, including stay-at-home and similar orders.

As a result of the COVID-19 pandemic and the measures designed to contain its spread, the Company’s sales have been, and are expected to continue to be negatively impacted as a result of disruption in demand, which could have a material adverse effect on its business, results of operations and financial condition. As a result of the economic impact of the pandemic, collection of accounts receivable has slowed, and the Company expects that to continue over the coming months.The Company has reduced operating expenses where appropriate and continues to scrutinize its costs in light of an anticipated decrease in demand. There have been some disruptions in the Company’s supply chain as a result of the pandemic. Currently, the Company’s factories in China are operating, but production in India has ceased due to a country-wide shut down and the Company is not certain when that production will resume. Similarly, additional disruptions may occur in the Company’s supply chain as a result of facility closures, worker absenteeism, quarantines or other travel or health-related restrictions, which could delay the production of its products. The duration of the disruption to the Company’s customers and to its supply chain, and related financial impact, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchases of the Company’s common stock by the Company in the three-month period March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
01/01/2020 - 01/31/2020	13,250	$23.94	13,250	429,020
02/01/2020 - 02/29/2020	14,250	$23.40	14,250	414,770
03/01/2020 - 03/31/2020	32,023	$20.40	32,023	382,747
Total	59,523	21.91	59,523

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101	The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith		X

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.
Dated: May 11, 2020
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer