Form 10-Q
period 2020-06-30
WEYCO GROUP INC
filed 2020-08-10
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________________

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

Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻ No ⌧

As of July 31, 2020, there were 9,813,371 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$10,174	$9,799
Marketable securities, at amortized cost	1,212	5,904
Accounts receivable, net	26,670	51,532
Income tax receivable	3,977	—
Inventories	81,445	86,713
Prepaid expenses and other current assets	3,546	6,047
Total current assets	127,024	159,995

Marketable securities, at amortized cost	14,491	15,814
Deferred income tax benefits	2,438	2,487
Property, plant and equipment, net	33,208	32,214
Operating lease right-of-use assets	15,666	18,753
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	23,530	23,674
Total assets	$260,337	$296,917

LIABILITIES AND EQUITY:
Short-term borrowings	$—	$7,049
Accounts payable	5,111	12,455
Dividend payable	—	2,355
Operating lease liabilities	6,313	6,505
Accrued liabilities	10,320	13,422
Accrued income tax payable	—	90
Total current liabilities	21,744	41,876

Deferred income tax liabilities	3,416	3,085
Long-term pension liability	27,180	27,523
Operating lease liabilities	11,450	14,110
Other long-term liabilities	275	329
Total liabilities	64,065	86,923

Common stock	9,813	9,873
Capital in excess of par value	66,533	65,832
Reinvested earnings	145,148	158,825
Accumulated other comprehensive loss	(25,222)	(24,536)
Total equity	196,272	209,994
Total liabilities and equity	$260,337	$296,917

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)

Net sales	$16,646	$60,476	$80,230	$134,604
Cost of sales	9,155	36,073	49,562	81,437
Gross earnings	7,491	24,403	30,668	53,167

Selling and administrative expenses	20,504	22,539	42,340	46,157
Earnings (loss) from operations	(13,013)	1,864	(11,672)	7,010

Interest income	138	230	287	453
Interest expense	(2)	(34)	(53)	(66)
Other (expense) income, net	(252)	(128)	155	(253)

Earnings (loss) before provision for income taxes	(13,129)	1,932	(11,283)	7,144

Provision(benefit) for income taxes	(4,246)	418	(3,562)	1,662

Net earnings (loss)	$(8,883)	$1,514	$(7,721)	$5,482

Weighted average shares outstanding
Basic	9,745	9,938	9,763	9,943
Diluted	9,745	10,033	9,763	10,030

Earnings (loss) per share
Basic	$(0.91)	$0.15	$(0.79)	$0.55
Diluted	$(0.91)	$0.15	$(0.79)	$0.55

Cash dividends declared (per share)	$0.24	$0.24	$0.48	$0.47

Comprehensive income (loss)	$(7,149)	$1,737	$(8,407)	$5,943

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(7,721)	$5,482
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities -
Depreciation	1,493	1,650
Amortization	151	125
Bad debt expense	3,615	79
Deferred income taxes	281	(61)
Net foreign currency transaction losses	3	18
Share-based compensation expense	701	731
Pension expense	230	523
Increase in cash surrender value of life insurance	(115)	(115)
Changes in operating assets and liabilities -
Accounts receivable	21,200	12,142
Inventories	5,248	(10,065)
Prepaid expenses and other assets	2,770	2,095
Accounts payable	(7,347)	(7,612)
Accrued liabilities and other	(3,802)	(3,194)
Accrued income taxes	(4,063)	(1,558)
Net cash provided by operating activities	12,644	240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(10,183)
Proceeds from maturities of marketable securities	6,010	1,645
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(2,695)	(2,414)
Net cash provided by (used for) investing activities	3,160	(11,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,033)	(6,978)
Shares purchased and retired	(1,304)	(1,828)
Net proceeds from stock options exercised	—	161
Taxes paid related to the net share settlement of equity awards	—	(5)
Proceeds from bank borrowings	11,883	75,474
Repayments of bank borrowings	(18,932)	(69,313)
Net cash used for financing activities	(15,386)	(2,489)

Effect of exchange rate changes on cash and cash equivalents	(43)	64

Net increase (decrease) in cash and cash equivalents	$375	$(13,292)

CASH AND CASH EQUIVALENTS at beginning of period	9,799	22,973

CASH AND CASH EQUIVALENTS at end of period	$10,174	$9,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$572	$3,112
Interest paid	$53	$66

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2020, may not necessarily be indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results specifically related to inventory reserves, goodwill and trademarks could materially differ from those estimates that impact the reported amounts and disclosures in the consolidated financial statements and accompanying notes.

2.    Accounts Receivable

In May 2020, J.C. Penney Company, Inc. and affiliated entities ("JCP") filed for bankruptcy protection. The Company had an outstanding receivable balance with JCP totaling approximately $3.3 million at the time of the bankruptcy filing. While the ultimate resolution of the bankruptcy proceedings and collectability of the receivable are not known, it is likely the Company will incur a loss with respect to all or a significant portion of this receivable. Therefore, the Company wrote-off the entire $3.3 million receivable in the second quarter.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Numerator:
Net earnings (loss)	$(8,883)	$1,514	$(7,721)	$5,482

Denominator:
Basic weighted average shares outstanding	9,745	9,938	9,763	9,943
Effect of dilutive securities:
Employee share-based awards	—	95	—	87
Diluted weighted average shares outstanding	9,745	10,033	9,763	10,030

Basic earnings (loss) per share	$(0.91)	$0.15	$(0.79)	$0.55

Diluted earnings (loss) per share	$(0.91)	$0.15	$(0.79)	$0.55

The three and six months ended June 30, 2020 resulted in a net loss; therefore, there was no difference in the weighted average number of common shares  for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Diluted weighted average shares outstanding for the three and six months ended June 30, 2020, excludes anti-dilutive share-based awards totaling approximately 1.2 million shares of common stock at a weighted average price of $26.74. Diluted weighted average shares outstanding for the three months ended June 30, 2019, excludes anti-dilutive share-based awards totaling approximately 346,000 shares of common stock at a weighted average price of $29.49. Diluted weighted average shares outstanding for the six months ended June 30, 2019, excludes anti-dilutive share-based awards totaling approximately 347,000 shares of common stock at a weighted average price of $29.50.

4.    Investments

As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as the Company currently has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of June 30, 2020, and December 31, 2019.

	June 30, 2020		December 31, 2019
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$1,212	$1,225	$5,904	$5,915
Due from one through five years	7,291	7,655	8,336	8,621
Due from six through ten years	4,672	5,183	4,255	4,618
Due from eleven through twenty years	2,528	2,739	3,223	3,430
Total	$15,703	$16,802	$21,718	$22,584

The unrealized gains and losses on marketable securities at June 30, 2020, and at December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Municipal bonds	$1,099	$—	$866	$–

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2020, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

The Company evaluates its goodwill and trademarks for impairment annually during the fourth quarter, or more frequently if events occur or circumstances change that indicate impairment may be present. Given the substantial reduction in sales, reduced cash flow projections, and the decrease in the Company's market capitalization due to the impact of the COVID-19 pandemic on macroeconomic conditions, the Company determined that potential impairment indicators were present and that an impairment assessment was warranted for goodwill and trademarks. As a result, the Company performed an interim assessment of goodwill, all of which is assigned to its wholesale reporting unit, using a quantitative approach as of June 30, 2020, and an interim assessment of trademarks using a quantitative approach as of June 30, 2020. In conducting the interim goodwill assessment, the estimated fair value of the Company's wholesale reporting unit was determined using discounted cash flows and market comparisons. As of June 30, 2020, the fair value of the Company's wholesale reporting unit exceeded its carrying value by 14%, therefore no goodwill impairment was recorded. In evaluating trademarks, estimated fair values were determined using discounted cash flows and implied royalty rates. Based on the results of the trademark assessments, the Company concluded that the fair values of the trademarks also exceeded their respective carrying values. Therefore, no impairment was recorded on the Company's trademarks.

The Company can make no assurances that its goodwill or trademarks will not be impaired in the future. When preparing a discounted cash flow analysis, the Company makes a number of key estimates and assumptions regarding future cash flows and growth. The discount rate used is based on the Company's weighted average cost of capital which includes assumptions such as market capital structure, market beta, risk-free rate of return, and estimated costs of borrowing. Changes in key estimates assumptions, and macroeconomic conditions, and/or continued deterioration of the Company's market capitalization and business, could lead to an impairment charge in a future period.

The Company's amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		June 30, 2020			December 31, 2019
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,178)	$1,322	$3,500	$(2,061)	$1,439
Total amortizable intangible assets		$3,500	$(2,178)	$1,322	$3,500	$(2,061)	$1,439

Amortization expense related to the intangible assets was approximately $58,000 in both the second quarters of 2020 and 2019. For both the six months ended June 30, 2020 and 2019, amortization expense related to the intangible assets was approximately $117,000.

6.    Segment Information

The Company has two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). The Company’s Chief Executive Officer evaluates the performance of the Company’s segments based on earnings (loss) from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six months ended June 30, 2020 and 2019, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2020
Product sales	$9,177	$3,640	$3,688	$16,505
Licensing revenues	141	—	—	141
Net sales	$9,318	$3,640	$3,688	$16,646
Earnings (loss) from operations	$(10,176)	$(856)	$(1,981)	$(13,013)

2019
Product sales	$45,416	$5,395	$9,029	$59,840
Licensing revenues	636	—	—	636
Net sales	$46,052	$5,395	$9,029	$60,476
Earnings (loss) from operations	$2,212	$401	$(749)	$1,864

Six Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2020
Product sales	$61,405	$8,401	$9,822	$79,628
Licensing revenues	602	—	—	602
Net sales	$62,007	$8,401	$9,822	$80,230
Earnings (loss) from operations	$(7,416)	$(945)	$(3,311)	$(11,672)

2019
Product sales	$104,190	$10,966	$18,105	$133,261
Licensing revenues	1,343	—	—	1,343
Net sales	$105,533	$10,966	$18,105	$134,604
Earnings (loss) from operations	$7,418	$884	$(1,292)	$7,010

7.    Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Service cost	$115	$128	$230	$231
Interest cost	506	624	1,006	1,230
Expected return on plan assets	(698)	(625)	(1,388)	(1,251)
Net amortization and deferral	196	167	382	313
Net periodic pension cost	$119	$294	$230	$523

The components of net periodic pension cost other than the service cost component were included in other (expense) income, net in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

8.    Leases

The Company leases retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between the remainder of 2020 and 2030. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of the Company’s operating lease costs were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$1,693	$2,198	$3,575	$4,392
Variable lease costs (1)	2	34	12	43
Total lease costs	$1,695	$2,232	$3,587	$4,435

(1)Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company's financial statements.

The following is a schedule of maturities of operating lease liabilities as of June 30, 2020 (dollars in thousands):

Operating Leases
2020, excluding the six months ended June 30, 2020	$3,708
2021	5,810
2022	3,407
2023	2,309
2024	1,519
Thereafter	2,753
Total lease payments	19,506
Less imputed interest	(1,743)
Present value of lease liabilities	17,763

The operating lease liabilities are classified in the consolidated condensed balance sheet (unaudited) as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Operating lease liabilities – current	$6,313	$6,505
Operating lease liabilities - non-current	11,450	14,110
Total	$17,763	$20,615

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of June 30, 2020, the Company’s leases have a weighted-average remaining lease term of 4.25 years.

Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$1,262	$2,273	$3,240	$4,525
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$—	$973	$144	$27,002

9.    Share-Based Compensation Plans

During the three and six months ended June 30, 2020, the Company recognized approximately $350,000 and $701,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2016 through 2019. During the three and six months ended June 30, 2019, the Company recognized approximately $365,000 and $731,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2019.

The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2019	1,176,770	$27.14
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(9,135)	$28.03
Outstanding at June 30, 2020	1,167,635	$27.13	4.2	$—
Exercisable at June 30, 2020	700,655	$26.70	1.9	$—

*     The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 30, 2020, the last trading day of the quarter, of $21.59 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stockoptions. The respective exercise prices of all of the Company's outstanding stock options were higher than the closing price of the Company's common stock as of June 30, 2020; therefore, the aggregate intrinsic value of the Company's stock options is zero.

The following table summarizes the Company’s stock option exercise activity for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$—	$77	$—	$88
Net proceeds from stock option exercises	$—	$154	$—	$161
Income tax benefit from the exercise of stock options	$—	$20	$—	$23

The following table summarizes the Company’s restricted stock award activity for the six-month period ended June 30, 2020:

Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2019	68,735	$28.04
Issued	—	—
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2020	68,735	$28.04	2.2	$1,484,000

*     The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on June 30, 2020, the last trading day of the quarter, of $21.59 multiplied by the number of non-vested restricted shares outstanding.

10.    Short-Term Borrowings

At June 30, 2020, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2020. The line of credit bears interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%. At June 30, 2020, there were no amounts outstanding on the line of credit. The highest balance on the line of credit during the six months ended June 30, 2020 was $8.5 million.

11.  Financial Instruments

At June 30, 2020, the Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.3 million U.S. dollars at a price of approximately $3.2 million Australian dollars. These contracts are set to expire in the second half of 2020. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

12.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Net earnings (loss)	$(8,883)	$1,514	$(7,721)	$5,482
Foreign currency translation adjustments	1,590	100	(968)	230
Pension liability, net of tax of $52, $44, $100, and $82, respectively	144	123	282	231
Total comprehensive income (loss)	$(7,149)	$1,737	$(8,407)	$5,943

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2020	2019

	(Dollars in thousands)
Foreign currency translation adjustments	$(8,001)	$(7,033)
Pension liability, net of tax	(17,221)	(17,503)
Total accumulated other comprehensive loss	$(25,222)	$(24,536)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the six months ended June 30, 2020:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Beginning balance, December 31, 2019	$(7,033)	$(17,503)	$(24,536)
Other comprehensive loss before reclassifications	(968)	—	(968)
Amounts reclassified from accumulated other comprehensive loss	—	282	282
Net current period other comprehensive income (loss)	(968)	282	(686)
Ending balance, June 30, 2020	$(8,001)	$(17,221)	$(25,222)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the six months ended June 30, 2020:

	Amounts reclassified
	from accumulated other
	comprehensive loss for the		Affected line item in the
	six months ended June 30,		statement where net income
	2020		is presented

Amortization of defined benefit pension items
Prior service cost	$(31)	(1)	Other expense, net
Actuarial losses	413	(1)	Other expense, net
Total before tax	382
Tax benefit	(100)
Net of tax	$282
(1)	These amounts were included in net periodic pension cost. See Note 7 for additional details.

13.  Equity

The following table reconciles the Company’s equity for the six months ended June 30, 2020:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)
Net earnings	—	—	1,162	—
Foreign currency translation adjustments	—	—	—	(2,558)
Pension liability adjustment, net of tax	—	—	—	138
Cash dividends declared	—	—	(2,357)	—
Share-based compensation expense	—	351	—	—
Shares purchased and retired	(60)	—	(1,244)	—
Balance, March 31,2020	$9,813	$66,183	$156,386	$(26,956)
Net earnings (loss)	—	—	(8,883)	—
Foreign currency translation adjustments	—	—	—	1,590
Pension liability adjustment, net of tax	—	—	—	144
Cash dividends declared	—	—	(2,355)	—
Share-based compensation expense	—	350	—	—
Balance, June 30,2020	$9,813	$66,533	$145,148	$(25,222)

The following table reconciles the Company’s equity for the six months ended June 30, 2019:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)
Net earnings	—	—	3,968	—
Foreign currency translation adjustments	—	—	—	130
Pension liability adjustment, net of tax	—	—	—	108
Cash dividends declared	—	—	(2,299)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	1	6	—	—
Issuance of restricted stock	1	(1)	—	—
Share-based compensation expense	—	366	—	—
Shares purchased and retired	(64)	—	(1,764)	—
Balance, March 31, 2019	$9,995	$64,634	$152,740	$(21,334)
Net earnings	—	—	1,514	—
Foreign currency translation adjustments	—	—	—	100
Pension liability adjustment, net of tax	—	—	—	123
Cash dividends declared	—	—	(2,401)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	7	142	—	—
Share-based compensation expense	—	365	—	—
Balance, June 30, 2019	$10,002	$65,141	$151,853	$(21,111)

14.   Subsequent Event

On August 2, 2020, Tailored Brands, Inc. filed for bankruptcy protection under Chapter 11 of U.S. Bankruptcy Code. The Company has an outstanding receivable balance with Tailored Brands totaling approximately $1.2 million. While the ultimate resolution of the bankruptcy proceedings and collectability of the receivable are not known at this time, it is likely the Company will incur a loss with respect to all or a significant portion of the receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2019, and Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of 8 brick and mortar retail stores and e-commerce businesses in the United States as of June 30, 2020. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”).  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

The COVID-19 pandemic significantly impacted the Company's second quarter and year-to-date results. Government-mandated shutdowns of non-essential businesses resulted in the majority of retailers temporarily closing their stores in mid-March 2020. The majority of retailers, including the Company's retail stores, remained closed for a majority of the second quarter due to government orders, and business recovery has been slow. As a result, the Company experienced significant sales volume losses to date in 2020, which led to substantially lower second quarter and year-to-date earnings. Additionally, as previously announced, J.C. Penney Company, Inc. and affiliated entities ("JCP") filed for bankruptcy in May 2020, causing the Company to write-off approximately $3.3 million in receivables during the second quarter.

The Company's order backlog is down for Fall 2020, because its selling season was interrupted by retail shutdowns, and it received many cancellations for both Spring 2020 and Fall 2020 orders from retailers. Management is currently in the process of meeting with its customers virtually in an attempt to solidify Fall orders.

Over the past several seasons, the Company's legacy brands (Stacy Adams, Nunn Bush and Florsheim) have evolved with more casual product offerings. The Company has made strides in this area, but both Florsheim and Stacy Adams still sell a high percentage of shoes that are typically worn in an office setting. The dress and dress-casual footwear market is currently seeing significantly lower demand because many people have not yet returned to offices, and other more formal functions, such as weddings, are being cancelled or postponed as a result of the pandemic. Nunn Bush has performed better than our other brands during the pandemic because of its more casual product offering.

The Company expects that its dress and dress-casual business will have the opportunity to recover when people are no longer spending so much time in their homes and are able to return to normal social activities, although the timing of a return to normal is unknown at this time. Many of the new shoes and boots that the Company is delivering this Fall are more casual, and the majority of its Spring 2021 line is also geared toward a relaxed lifestyle. The transformation to more casual footwear and apparel was a strong trend prior to COVID-19, but has been greatly accelerated by stay-at-home mandates.

Consumer purchasing behaviors have changed over the past number of months. Consumers are seeking new and increased opportunities to participate in outdoor and socially-distanced activities, which has created an opportunity for outdoor-minded products, such as BOGS. As a result, the Company experienced solid increases in BOGS online business during the second quarter of 2020. As the Company moves into BOGS' busy season in the second half of the year, management is optimistic that BOGS may have new opportunities to grow and potentially increase market share.

The Company's distribution center and supply chain are fully operational, which enables it to fulfill wholesale and e-commerce orders on a timely basis. The Company believes it has the infrastructure and technology systems in place that will allow it to adapt to the future consumer landscape. The Company believes it is well-positioned to respond to changes in customer demand during these volatile times.

In 2019, the Company built its inventory levels of core product in anticipation of the imposition of the China tariff. When the pandemic hit the U.S. in March of this year, the Company adjusted its 2020 buys downward accordingly. At June 30, 2020, the Company has $81.4 million of inventory versus $82.8 million at the same time last year. Management believes its current level of inventory is higher than optimal given decreased demand. Management reviewed inventories as of June 30, 2020 and, with the exception of certain obsolete inventory that was written off in Asia this quarter, we believe the Company's inventory is solid, with a good base of core product. However, given the uncertainty in the marketplace, management will continue to review and monitor season and discontinued products throughout the rest of the year, which might result in additional inventory write-downs.

Cost management and liquidity remain top priorities of the Company during this challenging time. Expenses across the organization are being evaluated and right-sized so that it can efficiently operate during this period of lower sales volumes. The Company has adjusted its advertising spending in light of decreased demand. In addition, the Company qualified for $1.5 million in government wage subsidies in the U.S. and Canada during the second quarter, and received additional rent and wage subsidies outside of the U.S. totaling $1.3 million. The Company is continuing to pursue additional subsidies and other cost savings at this time.

The Company's balance sheet and associated liquidity remain highlights in its current financial position. With nearly $26 million in cash and short-term marketable securities and the full $60 million available on its line of credit, management believes the Company is in a strong cash position, and has the ability to withstand the economic effects of the current pandemic situation. Collection of accounts receivable has slowed, and the Company expect that trend to continue over the coming months. The Company is continuing to actively manage its receivables to secure payments and mitigate risk. Management is also closely monitoring the financial health of its customers. As noted above, the bankruptcy of JCP led to a write-down of receivables, and future bankruptcies of customers as a result of the pandemic or otherwise may lead to write-downs as well.

Second Quarter Highlights

Consolidated net sales for the second quarter of 2020 were $16.7 million down 72% compared to last year’s second quarter net sales of $60.5 million. Consolidated operating losses totaled $13.0 million for the quarter, down from operating earnings of $1.9 million in the second quarter of 2019.  The Company’s net loss was $8.9 million for the quarter, compared to net earnings of $1.5 million in last year’s second quarter. Diluted loss per share was $0.91 in the second quarter of 2020, compared to diluted earnings per share of $0.15 in the second quarter of 2019.

Year-to-Date Highlights

Consolidated net sales for the first half of 2020 were $80.2 million, down 40% from net sales of $134.6 million in the first half of 2019. Consolidated operating losses totaled $11.7 million in the first six months of 2020, down from operating earnings of $7.0 million in the first six months of 2019. The Company’s net loss was $7.7 million in the first half of 2020 versus net earnings of $5.5 million in the same period last year. Diluted loss per share to date in 2020 was $0.79, compared to diluted earnings per share of $0.55 in the same period of 2019.

Financial Position Highlights

At June 30, 2020, cash and marketable securities totaled $25.9 million and there was no debt outstanding on the Company’s revolving line of credit. During the first six months of 2020, the Company generated $12.6 million of cash from operations. The Company paid dividends of $7.0 million, paid down $7.0 million on its line of credit, and repurchased $1.3 million of Company stock. The Company also had $2.7 million of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings (loss) from operations for the Company’s segments in the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$9,318	$46,052	(80)%	$62,007	$105,533	(41)%
North American Retail	3,640	5,395	(33)%	8,401	10,966	(23)%
Other	3,688	9,029	(59)%	9,822	18,105	(46)%
Total	$16,646	$60,476	(72)%	$80,230	$134,604	(40)%

Earnings (Loss) from Operations
North American Wholesale	$(10,176)	$2,212	(560)%	$(7,416)	$7,418	(200)%
North American Retail	(856)	401	(313)%	(945)	884	(207)%
Other	(1,981)	(749)	(164)	(3,311)	(1,292)	(156)
Total	$(13,013)	$1,864	(798)%	$(11,672)	$7,010	(267)%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2020 and 2019, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2020	2019	Change	2020	2019	Change

	(Dollars in thousands)			(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$1,592	$14,685	(89)%	$17,762	$35,653	(50)%
Nunn Bush	2,912	9,160	(68)%	13,531	20,754	(35)%
Florsheim	1,694	17,293	(90)%	21,336	36,109	(41)%
BOGS/Rafters	2,979	4,267	(30)%	8,776	11,658	(25)%
Other	—	11	(100)%	—	16	(100)%
Total North American Wholesale	$9,177	$45,416	(80)%	$61,405	$104,190	(41)%
Licensing	141	636	(78)%	602	1,343	(55)%
Total North American Wholesale Segment	$9,318	$46,052	(80)%	$62,007	$105,533	(41)%

As discussed in “Executive Overview” above, second quarter and year-to-date net sales across all of the Company’s brands were down significantly in all major categories as a result of retail shutdowns caused by the COVID-19 pandemic.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues were down for the quarter and first six months of 2020, as compared to the same periods in 2019, in line with reductions in licensees’ sales of branded products.

Earnings from Operations

Gross earnings for the North American wholesale segment were 34.7% of net sales in the second quarter of 2020, compared to 35.1% of net sales in last year’s second quarter. For the six months ended June 30, 2020, wholesale gross earnings were 32.3% of net sales, as compared to 34.6% of net sales in 2019.  The decrease in gross margins for the year-to-date period was largely due to the additional costs related to the tariff on certain footwear imported from China. The tariff of 15% took effect on September 1, 2019 and was subsequently reduced to 7.5% on February 14, 2020. The Company purchased a limited amount of inventory at the higher tariff rate, and expects the tariff’s negative impact on gross margins will lessen as it sells through its current inventory.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $13.4 million, or 144% of net sales, in the second quarter of 2020, compared to $13.9 million, or 30% of net sales, in the second quarter of 2019. Second quarter 2020 expenses included the write-off of approximately $3.3 million in receivables as a result of JCP’s bankruptcy filing in May 2020, partially offset by $1.4 million of income from U.S. and Canada government wage subsidies. Additionally, the Company adjusted its advertising spending, which reduced second quarter selling and administrative expenses by $1.1 million as compared to last year’s second quarter.

For the six months ended June 30, wholesale segment selling and administrative expenses were $27.4 million, or 44% of net sales, in 2020 versus $29.1 million, or 28% of net sales, in 2019. Expenses in the first half of 2020 included the write-off of approximately $3.3 million in JCP receivables, as noted above, partially offset by $1.4 million of income from U.S. and Canada government wage subsidies. Additionally, the Company adjusted its advertising spending, which reduced year-to-date selling and administrative expenses by $1.7 million, as compared to the first six months of 2019.

The wholesale segment’s operating losses totaled $10.2 million for the three months ended June 30, 2020, down from operating earnings of $2.2 million in last year’s second quarter, due to the factors discussed above. For the six months ended June 30, 2020, the wholesale segment had operating losses of $7.4 million, down from operating earnings of $7.4 million in the same period of 2019, as a result of the factors discussed above.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs).  Wholesale distribution costs were $2.8 million for the second quarter of 2020 versus $3.0 million for the same period of 2019.  For the six-month periods ended June 30, wholesale distribution costs were $6.1 million in both 2020 and 2019. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in the Company’s retail segment were $3.6 million in the second quarter of 2020, down 33% compared to $5.4 million in the second quarter of 2019.  For the six months ended June 30, retail net sales declined 23% to $8.4 million in 2020, from $11.0 million in 2019. Same store sales, which include U.S. e-commerce sales, were down 31% and 22% for the quarter and year-to-date periods, respectively, compared to the same periods last year, primarily due to retail store closures resulting from the COVID-19 pandemic.

Earnings from Operations

Retail gross earnings were 61.1% of net sales in the second quarter of 2020, compared to 65.0% of net sales in last year’s second quarter. For the six months ended June 30, 2020, retail gross earnings were 63.5% of net sales, as compared to 65.1% of net sales in 2019. The retail segment had operating losses totaling $856,000 for the quarter, down from operating earnings of $401,000 in last year’s second quarter.  For the six months ended June 30, retail operating losses were $945,000 in 2020, down from operating earnings of $884,000 in 2019. The decreases for the quarter and first half of 2020 were due to larger operating losses at brick-and mortar stores as a result of the impact of the pandemic.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight.  Retail selling and administrative expenses were $3.1 million in both the second quarters of 2020 and 2019. For the six months ended June 30, retail selling and administrative expenses were $6.3 million in both 2020 and 2019.  Retail selling and administrative expenses were 85% of net sales in the second quarter of 2020 versus 58% of net sales in last year’s second quarter. For the six months ended June 30, retail selling and administrative expenses as a percent of net sales were 75% and 57% in 2020 and 2019, respectively. The increases in retail expenses as a percent of net sales were due to the 2020 sales decline, as many retail expenses are fixed in nature.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $3.7 million in the second quarter of 2020, down 59% compared to $9.0 million in last year’s second quarter. For the six months ended June 30, 2020, other net sales were $9.8 million, down 46% from $18.1 million in the same period last year. The decreases in 2020 were due to lower net sales at both Florsheim Australia and Florsheim Europe, resulting from worldwide retail shutdowns caused by the COVID-19 pandemic.

Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $2.0 million in the second quarter of 2020, compared to operating losses of $749,000 in the second quarter of 2019.  For the six months ended June 30, 2020, Florsheim Australia and Florsheim Europe had operating losses totaling $3.3 million, compared to operating losses of $1.3 million in the same period last year. Both the second quarter and year-to-date 2020 operating results were negatively impacted by retail shutdowns caused by the pandemic. Additionally, selling and administrative expenses for the three and six months ended June 30, 2020 included the write-down of approximately $1.0 million in obsolete inventory at Florsheim Asia, offset by $1.3 million of income from rent and wage subsidies recognized in the second quarter.

Other income and expense

Interest income was $138,000 and $230,000 for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, interest income was $287,000 in 2020 and $453,000 in 2019.  The decreases for the quarter and year-to-date periods were primarily due to less interest earned on the lower investment balances this year.

Interest expense declined $32,000 and $13,000 during the three and six months ended June 30, 2020, compared to the same periods of 2019.

The Company’s effective tax rate for the quarter was 32.3%, compared to 21.6% for the same period of 2019.  For the six months ended June 30, the Company’s effective tax rate was 31.6% in 2020 versus 23.3% in 2019.  The increases in the Company’s effective tax rate in 2020 were primarily driven by the ability to carry back current year losses to a tax year where the U.S. federal statutory tax rate was 35%, which is currently permitted under the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit.  The Company generated $12.6 million of cash from operating activities during the first six months of 2020, compared to $240,000 in the same period of 2019. The increase between years was primarily due to changes in operating assets and liabilities, principally accounts receivable and inventory. As previously discussed, collection of accounts receivable has slowed, and the Company expects that trend to continue over the coming months. In addition, as previously discussed, the Company wrote down receivables during the second quarter due to the bankruptcy filing of JCP. In 2019, the Company built its inventory levels of core product in anticipation of the imposition of the China tariff, and when the pandemic hit the U.S. in March 2020, the Company adjusted its 2020 buys downward accordingly. Management believes its current level of inventory is higher than optimal given decreased demand and will continue to scrutinize inventories closely throughout the rest of the year.

The Company paid cash dividends of $7.0 million in both the first six months of 2020 and 2019.

The Company has the authority to repurchase its common stock under its share repurchase program when it believes market conditions are favorable.  During the first half of 2020, the Company repurchased 59,523 shares for a total cost of $1.3 million, all of which were repurchased in the first quarter. The Company did not repurchase any of its shares in the second quarter of 2020. As of June 30, 2020, the Company had the authority to repurchase approximately 383,000 shares under its previously announced stock repurchase program.

Capital expenditures were $2.7 million in the first six months of 2020.  Management estimates that capital expenditures for 2020 will be between $3.0 million and $4.0 million, including the $2.7 million expended to date.

At June 30, 2020, the Company had a $60 million unsecured revolving line of credit with a bank expiring November 5, 2020. The line of credit bears interest at LIBOR plus 0.75%. At June 30, 2020, there were no amounts outstanding on the line of credit. The highest balance on the line of credit during the six months ended June 30, 2020 was $8.5 million. The Company expects to renew this line of credit later this year, but cannot provide any assurances.

At June 30, 2020, approximately $2.8 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Outbreaks of infectious diseases, public health epidemics and other adverse public health developments in countries where the Company, its customers and its suppliers operate have, and are expected to continue to have, an adverse effect on its business, results of operations and financial condition. The recent outbreak of COVID-19, initially limited to a region in China and now affecting the global community, including the United States, has adversely impacted, and is expected to continue to adversely affect the Company’s business. The nature and extent of the impact, including the resulting global economic slowdown, is highly uncertain and beyond the Company’s control. Uncertain factors relating to the COVID-19 pandemic include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on the Company’s customers, vendors and suppliers, including any future bankruptcies of such parties, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, including stay-at-home and similar orders.

As a result of the COVID-19 pandemic and the measures designed to contain its spread, the Company’s sales have been, and are expected to continue to be negatively impacted as a result of disruption in demand and changes in customer purchasing behaviors, which could have a material adverse effect on its business, results of operations and financial condition. As a result of the economic impact of the pandemic, collection of accounts receivable has slowed, and the Company expects that to continue over the coming months. The Company wrote down $3.3 million of receivables during the second quarter of 2020 due to a customer filing bankruptcy. While the Company endeavors to actively manage receivables to secure payments and mitigate risk, and also monitors the financial health of its other customers, due to the pandemic or its related impact, additional customers could be in financial distress, which could cause the Company to experience other write-downs. The Company has reduced operating expenses where appropriate and continues to scrutinize its costs in light of an anticipated decrease in demand. Due to the impact of the COVID-19 pandemic on the Company and macroeconomic conditions, the Company conducted an interim assessment of its goodwill and trademarks as of June 30, 2020; while the results did not impact that such assets were impaired, if the COVID-19 pandemic continues to have adverse effects on the Company and the global economy for an extended period, the Company could recognize impairment in a future period,  There have been some disruptions in the Company’s supply chain as a result of the pandemic, however, the Company’s distribution center and supply chain are currently fully operational. Additional disruptions may occur in the Company’s supply chain as a result of facility closures, worker absenteeism, quarantines or other travel or health-related restrictions, which could delay the production of its products. The duration of the disruption to the Company’s customers and to its supply chain, and related financial impact, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.
Dated: August 10, 2020
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer