Form 10-Q
period 2020-09-30
WEYCO GROUP INC
filed 2020-11-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ◻ No ⌧

As of October 30, 2020, there were 9,820,516 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$6,858	$9,799
Marketable securities, at amortized cost	1,955	5,904
Accounts receivable, net	39,463	51,532
Income tax receivable	3,656	—
Inventories	76,178	86,713
Prepaid expenses and other current assets	3,284	6,047
Total current assets	131,394	159,995

Marketable securities, at amortized cost	13,703	15,814
Deferred income tax benefits	773	2,487
Property, plant and equipment, net	31,142	32,214
Operating lease right-of-use assets	11,929	18,753
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	23,659	23,674
Total assets	$256,580	$296,917

LIABILITIES AND EQUITY:
Short-term borrowings	$5,180	$7,049
Accounts payable	6,312	12,455
Dividend payable	—	2,355
Operating lease liabilities	4,468	6,505
Accrued liabilities	10,865	13,422
Accrued income tax payable	—	90
Total current liabilities	26,825	41,876

Deferred income tax liabilities	3,226	3,085
Long-term pension liability	27,009	27,523
Operating lease liabilities	9,962	14,110
Other long-term liabilities	263	329
Total liabilities	67,285	86,923

Common stock	9,844	9,873
Capital in excess of par value	66,864	65,832
Reinvested earnings	136,916	158,825
Accumulated other comprehensive loss	(24,329)	(24,536)
Total equity	189,295	209,994
Total liabilities and equity	$256,580	$296,917

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)

Net sales	$53,178	$82,502	$133,408	$217,106
Cost of sales	32,841	50,196	82,403	131,633
Gross earnings	20,337	32,306	51,005	85,473

Selling and administrative expenses	24,177	23,817	66,517	69,974
Earnings (loss) from operations	(3,840)	8,489	(15,512)	15,499

Interest income	121	210	408	663
Interest expense	(6)	(96)	(59)	(162)
Other income (expense), net	(8)	11	147	(242)

Earnings (loss) before provision (benefit) for income taxes	(3,733)	8,614	(15,016)	15,758

Provision (benefit) for income taxes	2,136	2,029	(1,426)	3,691

Net earnings (loss)	(5,869)	6,585	(13,590)	12,067

Weighted average shares outstanding
Basic	9,756	9,912	9,760	9,933
Diluted	9,756	9,929	9,760	9,996

Earnings (loss) per share
Basic	$(0.60)	$0.66	$(1.39)	$1.21
Diluted	$(0.60)	$0.66	$(1.39)	$1.21

Cash dividends declared (per share)	$0.24	$0.24	$0.72	$0.71

Comprehensive income (loss)	$(4,976)	$5,990	$(13,383)	$11,933

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(13,590)	$12,067
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities -
Depreciation	2,256	2,478
Amortization	234	133
Bad debt expense	5,102	100
Deferred income taxes	1,854	(209)
Net foreign currency transaction losses (gains)	37	(105)
Share-based compensation expense	1,063	1,102
Pension expense	345	785
Impairment of long-lived assets	3,055	—
Increase in cash surrender value of life insurance	(250)	(250)
Changes in operating assets and liabilities -
Accounts receivable	6,908	(5,413)
Inventories	10,528	(8,622)
Prepaid expenses and other assets	2,963	1,731
Accounts payable	(6,187)	(6,418)
Accrued liabilities and other	(3,494)	(1,873)
Accrued income taxes	(3,985)	338
Net cash provided by (used for) operating activities	6,839	(4,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(14,641)
Proceeds from maturities of marketable securities	6,045	11,865
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(3,151)	(4,564)
Net cash provided by (used for) investing activities	2,739	(7,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,361)	(9,408)
Shares purchased and retired	(1,304)	(4,029)
Net proceeds from stock options exercised	—	161
Taxes paid related to the net share settlement of equity awards	—	(5)
Proceeds from bank borrowings	32,855	113,711
Repayments of bank borrowings	(34,724)	(102,689)
Net cash used for financing activities	(12,534)	(2,259)

Effect of exchange rate changes on cash and cash equivalents	15	(8)

Net decrease in cash and cash equivalents	$(2,941)	$(13,918)

CASH AND CASH EQUIVALENTS at beginning of period	9,799	22,973

CASH AND CASH EQUIVALENTS at end of period	$6,858	$9,055

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$638	$3,385
Interest paid	$52	$162

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2020, may not necessarily be indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results specifically related to inventory reserves, realizability of deferred tax assets, goodwill and trademarks could materially differ from those estimates that impact the reported amounts and disclosures in the consolidated financial statements and accompanying notes.

2.    Accounts Receivable

Two of the Company's large customers filed for bankruptcy during 2020. J.C. Penney Company, Inc. and affiliated entities ("JCP") filed for bankruptcy in May 2020, and Tailored Brands, Inc. ("TB") filed for bankruptcy in August 2020. The Company had outstanding receivable balances with JCP and TB totaling $3.3 million and $1.1 million, respectively, at the time of the bankruptcy filings. While the ultimate resolution of the bankruptcy proceedings and collectability of the receivables are not known, it is likely the Company will incur losses with respect to all or a significant portion of these receivables. Therefore, the Company wrote-off the $3.3 million JCP receivable in the second quarter of 2020 and the $1.1 million TB receivable in the third quarter of 2020.

3.    Impairment of Long-Lived Assets

Property, plant, equipment and operating lease right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. As a result of the COVID-19 pandemic, the Company identified indicators of impairment for its retail stores worldwide. The Company performed undiscounted cash flow analyses over the long-lived assets of its retail stores and compared them to the carrying value of those assets. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had carrying values that exceeded their estimated undiscounted cash flows. As a result, the Company recognized $1.9 million for the impairment of retail store fixed assets and $1.2 million for the impairment of operating lease right-of-use assets. These charges were recorded within selling and administrative expenses within the Consolidated Statements of Earnings  and Comprehensive Income (Unaudited).

4.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share amounts)
Numerator:
Net earnings (loss)	$(5,869)	$6,585	$(13,590)	$12,067

Denominator:
Basic weighted average shares outstanding	9,756	9,912	9,760	9,933
Effect of dilutive securities:
Employee share-based awards	—	17	—	63
Diluted weighted average shares outstanding	9,756	9,929	9,760	9,996

Basic earnings (loss) per share	$(0.60)	$0.66	$(1.39)	$1.21

Diluted earnings (loss) per share	$(0.60)	$0.66	$(1.39)	$1.21

The three and nine months ended September 30, 2020, resulted in a net loss; therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Diluted weighted average shares outstanding for the three months ended September 30, 2020, excludes anti-dilutive share-based awards totaling 1,169,000 shares of common stock at a weighted average price of $24.71. Diluted weighted average shares outstanding for the nine months ended September 30, 2020, excludes anti-dilutive share-based awards totaling 1,181,000 shares of common stock at a weighted average price of $26.06. Diluted weighted average shares outstanding for the three months ended September 30, 2019, excludes anti-dilutive share-based awards totaling 1,382,000 shares of common stock at a weighted average price of $26.56. Diluted weighted average shares outstanding for the nine months ended September 30, 2019, excludes anti-dilutive share-based awards totaling 696,000 shares of common stock at a weighted average price of $28.51.

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

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of September 30, 2020, and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$1,955	$1,977	$5,904	$5,915
Due from one through five years	7,031	7,388	8,336	8,621
Due from six through ten years	4,149	4,756	4,255	4,618
Due from eleven through twenty years	2,523	2,741	3,223	3,430
Total	$15,658	$16,862	$21,718	$22,584

The unrealized gains and losses on marketable securities at September 30, 2020, and at December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Municipal bonds	$1,204	$—	$866	$–

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2020 and determined that no other-than-temporary market value impairment exists.

6.    Intangible Assets

The Company evaluates its goodwill and trademarks for impairment annually during the fourth quarter, or more frequently if events occur or circumstances change that indicate impairment may be present. Given the substantial reduction in sales, reduced cash flow projections, and the decrease in the Company's market capitalization due to the impact of the COVID-19 pandemic on macroeconomic conditions, the Company determined that potential impairment indicators were present and that an impairment assessment was warranted for goodwill and trademarks in connection with the preparation of the financial statements for the third quarter of 2020. As a result, the Company performed an interim assessment of goodwill, all of which is assigned to its wholesale reporting unit, using a quantitative approach as of September 30, 2020, and an interim assessment of trademarks also using a quantitative approach as of September 30, 2020. In conducting the interim goodwill assessment, the estimated fair value of the Company's wholesale reporting unit was determined using discounted cash flows analysis. As of September 30, 2020, the fair value of the Company's wholesale reporting unit exceeded its carrying value by 21%; therefore no goodwill impairment was recorded. In evaluating trademarks, estimated fair values were determined using discounted cash flows and implied royalty rates. Based on the results of the trademark assessments, the Company concluded that the fair values of the trademarks substantially exceeded their respective carrying values. Therefore, no impairment was recorded on the Company's trademarks.

The Company can make no assurances that its goodwill or trademarks will not be impaired in the future. When preparing a discounted cash flow analysis, the Company makes a number of key estimates and assumptions regarding future cash flows and growth. The discount rate used is based on the Company's weighted average cost of capital, which includes assumptions such as market capital structure, market beta, risk-free rate of return, and estimated costs of borrowing. Changes in key estimates assumptions, and macroeconomic conditions, and/or continued deterioration of the Company's market capitalization and business, could lead to an impairment charge in a future period.

The Company's amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		September 30, 2020			December 31, 2019
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,236)	$1,264	$3,500	$(2,061)	$1,439
Total amortizable intangible assets		$3,500	$(2,236)	$1,264	$3,500	$(2,061)	$1,439

Amortization expense related to the intangible assets was approximately $58,000 in both the third quarters of 2020 and 2019. For the nine months ended September 30, amortization expense related to the intangible assets was approximately $175,000 in both 2020 and 2019.

7.    Segment Information

The Company has two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  The Company’s Chief Executive Officer evaluates the performance of the Company’s segments based on earnings (loss)from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments.  The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.  Summarized segment data for the three and nine months ended September 30, 2020 and 2019, was as follows:

Three Months Ended
September 30,	Wholesale		Retail		Other		Total

	(Dollars in thousands)
2020
Product sales	$43,788		$4,367		$4,799		$52,954
Licensing revenues	224		—		—		224
Net sales	$44,012		$4,367		$4,799		$53,178
Earnings (loss) from operations	$2,752	(1)	$(2,796)	(2)	$(3,796)	(3)	$(3,840)

2019
Product sales	$67,193		$5,158		$9,521		$81,872
Licensing revenues	630		—		—		630
Net sales	$67,823		$5,158		$9,521		$82,502
Earnings (loss) from operations	$9,485		$365		$(1,361)		$8,489
(1)	Includes the write-off of a $1.1 million receivable related to TB due to its bankruptcy filed during the pandemic, $0.5 million in employee costs related to restructuring and temporary closures, $0.5 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.2 million in other related charges, partially offset by $0.3 million of income from government wage subsidies.
(2)	Includes $1.5 million in early lease termination charges, $1.0 million for the impairment of retail store fixed assets, and $0.1 million in employee costs related to restructuring and temporary closures.
(3)	Includes $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $1.1 million in employee costs related to restructuring and temporary closures, $0.5 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.2 million in related charges, partially offset by $1.1 million of income from government wage and rent subsidies.

Nine Months Ended
September 30,	Wholesale		Retail		Other		Total

	(Dollars in thousands)
2020
Product sales	$105,193		$12,768		$14,621		$132,582
Licensing revenues	826		—		—		826
Net sales	$106,019		$12,768		$14,621		$133,408
Earnings (loss) from operations	$(4,664)	(4)	$(3,741)	(5)	$(7,107)	(6)	$(15,512)

2019
Product sales	$171,383		$16,124		$27,626		$215,133
Licensing revenues	1,973		—		—		1,973
Net sales	$173,356		$16,124		$27,626		$217,106
Earnings (loss) from operations	$16,903		$1,249		$(2,653)		$15,499
(4)	Includes the write-off of $4.4 million in receivables due to two bankruptcies of large customers (JCP and TB) filed during the pandemic, $1.9 million in employee costs related to restructuring and temporary closures, $0.5 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.2 million in other related charges, partially offset by $1.6 million of income from government wage subsidies.
(5)	Includes $1.5 million in early lease termination charges, $1.0 million for the impairment of retail store fixed assets, and $0.1 million in employee costs related to restructuring and temporary closures.

(6)	Includes $2.1 million for the impairment of retai store fixed assets and operating lease right-of-use assets, $2.0 million in employee costs related to restructuring and temporary closures, $1.6 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.6 million in related charges, partially offset by $2.5 million of income from government wage and rent subsidies.

8.    Employee Retirement Plans

The components of the Company’s net periodic pension cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Service cost	$115	$116	$345	$347
Interest cost	502	615	1,508	1,845
Expected return on plan assets	(693)	(625)	(2,081)	(1,876)
Net amortization and deferral	191	156	573	469
Net periodic pension cost	$115	$262	$345	$785

The components of net periodic pension cost other than the service cost component are included in other income (expense), net in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

9.    Leases

The Company leases retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between the fourth quarter of 2020 and 2030. Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

During the third quarter of 2020, the Company recorded $1.2 million expense for the impairment of operating lease right-of-use assets related to its retail stores worldwide. This impairment was part of the overall $3.1 million impairment of long-lived assets charge recognized during the quarter.

The components of the Company’s operating lease costs were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Operating lease costs	$1,652	$2,198	$5,237	$6,590
Variable lease costs (1)	—	—	12	43
Total lease costs	$1,652	$2,198	$5,249	$6,633

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company's financial statements.

The following is a schedule of maturities of operating lease liabilities as of September 30, 2020 (dollars in thousands):

Operating Leases
2020, excluding the nine months ended September 30, 2020	$1,301
2021	4,559
2022	3,309
2023	2,270
2024	1,505
Thereafter	2,830
Total lease payments	15,774
Less imputed interest	(1,344)
Present value of lease liabilities	$14,430

The operating lease liabilities are classified in the consolidated condensed balance sheets as follows:

	September 30, 2020	December 31, 2019

	(Dollars in thousands)
Operating lease liabilities – current	$4,468	$6,505
Operating lease liabilities - non-current	9,962	14,110
Total	$14,430	$20,615

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of September 30, 2020, the Company’s leases have a weighted-average remaining lease term of 4.63 years. The decrease in lease liabilities in 2020 was primarily due to the early closing of three unprofitable retail stores in the U.S. and lease expirations at Florsheim Australia.

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,174	$2,278	$5,424	$6,803
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$72	$—	$216	$27,002

10.    Income Taxes

The Company's provision (benefit) for income taxes and effective tax rates for the three and nine months ended September 30, 2020 and 2019 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Earnings (loss) before provision (benefit) for income taxes	$(3,733)	$8,614	$(15,016)	$15,758
Income tax provision (benefit)	$2,136	$2,029	$(1,426)	$3,691
Effective tax rate	(57.2)%	23.6%	9.5%	23.4%

The Company's third quarter and year-to-date 2020 income tax provisions included $2.0 million of tax expense related to deferred tax assets of the Company's foreign subsidiaries. The Company's 2020 effective tax rates were also impacted because it has not recorded an income tax benefit on foreign subsidiary losses, and, in the U.S., the Company has the ability to carry back current year losses to a tax year when the U.S. federal statutory tax rate was 35%, which is currently permitted under the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

11.    Share-Based Compensation Plans

During the three and nine months ended September 30, 2020, the Company recognized $362,000 and $1,063,000 respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2016 through 2020. During the three and nine months ended September 30, 2019, the Company recognized $371,000 and $1,102,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2019.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2019	1,176,770	$27.14
Granted	188,600	$18.00
Exercised	—	$—
Forfeited or expired	(238,047)	$27.08
Outstanding at September 30, 2020	1,127,323	$25.62	5.7	$—
Exercisable at September 30, 2020	641,952	$26.77	3.3	$—

*     The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on September 30, 2020, the last trading day of the quarter, of $16.17 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options. The respective exercise prices of all of the Company's outstanding stock options were higher than the closing price of the Company's common stock as of September 30, 2020; therefore, the aggregate intrinsic value of the Company's stock options is zero.

The following table summarizes the Company’s stock option exercise activity for the three and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$—	$—	$—	$88
Net proceeds from stock option exercises	$—	$—	$—	$161
Income tax benefit from the exercise of stock options	$—	$—	$—	$23

The following table summarizes the Company’s restricted stock award activity for the nine-month period ended September 30, 2020:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2019	68,735	$28.04
Issued	30,800	18.00
Vested	(27,045)	18.39
Non-vested at September 30, 2020	72,490	$23.77	3.0	$1,172,000

*     The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company's stock on September 30, 2020 ($16.17) multiplied by the number of non-vested restricted shares outstanding.

12.    Short-Term Borrowings

At September 30, 2020, the Company had a $60 million unsecured revolving line of credit with PNC Bank, National Association ("PNC") that was originally set to expire on November 5, 2020. The line of credit bore interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%. At September 30, 2020, outstanding borrowings were approximately $5.2 million at an interest rate of 0.90%. The highest balance on the line of credit during the nine months ended September 30, 2020 was $8.5 million.

On November 4, 2020, the Company terminated its existing line of credit with PNC and entered into a new $30 million revolving line of credit with Associated Bank, National Association that is secured by a lien against the Company's general corporate assets. The new line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2021. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type.

13.  Financial Instruments

At September 30, 2020, the Company had foreign exchange contracts outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.3 million U.S. dollars. The Company’s wholly owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.1 million U.S. dollars at a price of approximately $2.9 million Australian dollars. These contracts are set to expire on or before April 30, 2021. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

14.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Dollars in thousands)
Net earnings	$(5,869)	$6,585	$(13,590)	$12,067
Foreign currency translation adjustments	751	(711)	(217)	(481)
Pension liability, net of tax of $49, $40, $149 and $122, respectively	142	116	424	347
Total comprehensive income (loss)	$(4,976)	$5,990	$(13,383)	$11,933

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2020	2019

	(Dollars in thousands)
Foreign currency translation adjustments	$(7,250)	$(7,033)
Pension liability, net of tax	(17,079)	(17,503)
Total accumulated other comprehensive loss	$(24,329)	$(24,536)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the nine months ended September 30, 2020:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Beginning balance, December 31, 2019	$(7,033)	$(17,503)	$(24,536)
Other comprehensive loss before reclassifications	(217)	—	(217)
Amounts reclassified from accumulated other comprehensive loss	—	424	424
Net current period other comprehensive (loss) income	(217)	424	207
Ending balance, September 30, 2020	$(7,250)	$(17,079)	$(24,329)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the nine months ended September 30, 2020:

	Amounts reclassified
	from accumulated other
	comprehensive loss for the		Affected line item in the
	nine months ended September 30,		statement where net income
	2020		is presented

Amortization of defined benefit pension items
Prior service cost	$(47)	(1)	Other income (expense), net
Actuarial losses	620	(1)	Other income (expense), net
Total before tax	573
Tax benefit	(149)
Net of tax	$424
(1)	These amounts were included in net periodic pension cost. See Note 8 for additional details.

15.  Equity

The following table reconciles the Company’s equity for the nine months ended September 30, 2020:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)
Net earnings	—	—	1,162	—
Foreign currency translation adjustments	—	—	—	(2,558)
Pension liability adjustment, net of tax	—	—	—	138
Cash dividends declared	—	—	(2,357)	—
Share-based compensation expense	—	351	—	—
Shares purchased and retired	(60)	—	(1,244)	—
Balance, March 31,2020	$9,813	$66,183	$156,386	$(26,956)
Net earnings (loss)	—	—	(8,883)	—
Foreign currency translation adjustments	—	—	—	1,590
Pension liability adjustment, net of tax	—	—	—	144
Cash dividends declared	—	—	(2,355)	—
Share-based compensation expense	—	350	—	—
Balance, June 30,2020	$9,813	$66,533	$145,148	$(25,222)
Net earnings (loss)	—	—	(5,869)	—
Foreign currency translation adjustments	—	—	—	751
Pension liability adjustment, net of tax	—	—	—	142
Cash dividends declared	—	—	(2,363)	—
Issuance of restricted stock	31	(31)	—	—
Share-based compensation expense	—	362	—	—
Balance, September 30,2020	$9,844	$66,864	$136,916	$(24,329)

The following table reconciles the Company’s equity for the nine months ended September 30, 2019:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)
Net earnings	—	—	3,968	—
Foreign currency translation adjustments	—	—	—	130
Pension liability adjustment, net of tax	—	—	—	108
Cash dividends declared	—	—	(2,299)	—
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	1	6	—	—
Issuance of restricted stock	1	(1)	—	—
Share-based compensation expense	—	366	—	—
Shares purchased and retired	(64)	—	(1,764)	—
Balance, March 31, 2019	$9,995	$64,634	$152,740	$(21,334)
Net earnings	—	—	1,514	—
Foreign currency translation adjustments	—	—	—	100
Pension liability adjustment, net of tax	—	—	—	123
Cash dividends declared	—	—	(2,401)	—
Common stock issued under equity incentive plans, net of shares withheld for emloyee taxes and strike price	7	142	—	—
Share-based compensation expense	—	365	—	—
Balance, June 30,2019	$10,002	$65,141	$151,853	$(21,111)
Net earnings	—	—	6,585	—
Foreign currency translation adjustments	—	—	—	(711)
Pension liability adjustment, net of tax	—	—	—	116
Cash dividends declared	—	—	(2,395)	—
Issuance of restricted stock	30	(30)	—	—
Share-based compensation expense	—	371	—	—
Shares purchased and retired	(91)	—	(2,110)	—
Balance, September 30, 2019	$9,941	$65,482	$153,933	$(21,706)

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

The Company has two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment. As of September 30, 2020, the Company’s retail segment consisted of 5 brick and mortar retail stores and e-commerce businesses in the United States. Sales in retail outlets are made directly to consumers by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”).  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

The COVID-19 pandemic significantly impacted the Company's third quarter of 2020 and year-to-date results. Government-mandated shutdowns of non-essential businesses resulted in the majority of retailers temporarily closing their stores in mid-March 2020, with the majority of retailers, including the Company's retail stores, remaining closed for a majority of the second quarter. While business recovery has been slow, the Company experienced an upward trend in its North American wholesale and U.S. online businesses in the third quarter. The Company's revenues returned to sustainable levels and, while the Company experienced a net loss for the three and nine months ended September 30, 2020, its efforts to reduce expenses resulted in operating profits in its North American wholesale business during the third quarter.

The performance of BOGS wholesale business improved throughout the third quarter of 2020. The strength of BOGS' business reflects increased demand in the outdoor footwear market as consumers continue to spend more time outside during the pandemic. The Company opted to maintain significant inventory levels on its core BOGS programs for Fall 2020. This decision has enabled BOGS to meet the growing demand for its products, and management expects this trend will continue throughout the balance of the year. During the third quarter, BOGS online business was up over 100% in the U.S. and over 85% worldwide. This increase was driven in part by the outdoor footwear trend, and the impact of COVID-19 as more consumers are shopping online. Additionally, management believes that the growth of BOGS indicates increased consumer recognition regarding the brand's expanded product choices. Although the expected duration of the pandemic remains uncertain, management anticipates maintaining and building on this momentum in the remainder of 2020 and into 2021.

Regarding the legacy brands (Florsheim, Stacy Adams, and Nunn Bush), product has historically focused on "go to work" type shoes, and while the Company is seeing some pick-up in this area, it currently expects dress and dress-casual footwear to remain under pressure until a higher percentage of people are back in their offices and normal social activities are resumed. In Fall 2020, the Company delivered new product that is more casual, both in the boot category as well as sport-casual and casual. The Company is seeing strong sell-throughs on boots across all three legacy brands, and its casual product is also performing well. While the Company currently expects to continue to reduce the percentage of its dressier footwear and increase its casual offerings, management believes that the Company will be able to maintain its market share in the future once life normalizes. With most of its customers' stores reopening in July, the Company has started to see its revenues increase, although retail stores continue to face challenges with respect to foot traffic. During the third quarter, the Company's shipments increased with each month. Some of this growth can be attributed to seasonality, as the Company ships new Fall product in August and September, so those months have historically experienced higher volume. Nevertheless, the improved revenues allowed the Company to show an operating profit in the North American wholesale segment in the third quarter. While the Company's fill-in/at once business is not as robust as 2019, the Company is getting regular orders each week from most of its major accounts.

As a result of the economic impact of the pandemic, collection of accounts receivable has slowed, and the Company expects that to continue over the coming months. In August 2020, Tailored Brands, Inc. ("TB"), one of the Company's large customers, filed for bankruptcy protection, causing the Company to write-off approximately $1.1 million in receivables during the third quarter. While the Company endeavors to actively manage receivables to secure payments and mitigate risk, and also monitors the financial health of its other customers, due to the pandemic and/or its related impact, additional customers could be in financial distress, which could cause the Company to experience other write-downs in the future.

In terms of the U.S. retail segment, third quarter net sales were down 15%. The Company's e-commerce businesses were up 16% for the quarter, but this increase was offset by a substantial decline in brick-and-mortar same store sales. Management decided to close three unprofitable U.S. retail stores in the third quarter, which leaves five brick and mortar stores in this country. The Company incurred expenses of $1.6 million in connection with these store closings, and recorded $1.0 million of expense for the impairment of U.S. retail store fixed assets.

With the reduction of its store base, e-commerce is expected to represent the vast majority of the Company's retail net sales. The Company sees momentum in this area of the business, and is committed to investing in its e-commerce platform. Management's strategy is to continue examining unprofitable brick and mortar stores, both in the U.S. and overseas for potential further reductions, and to leverage its strength in digital sales to grow its direct-to-consumer business. Given the Company's exit from the worst performing brick and mortar stores and recent favorable trends in e-commerce sales, management anticipates renewed profitable growth in its U.S. retail business.

The Company's overseas business continues to be adversely impacted by COVID-19. Due to government mandates in Australia, much of the country has been subject to prolonged shutdowns. In Victoria, where many of Florsheim Australia's stores are located, non-essential commerce has been closed for most of the time period between April and October 2020. Consequently, the Company recorded $2.1 million expense for the impairment of retail store fixed assets and operating lease right-of-use assets at its overseas businesses in connection with the preparation of the financial statements for the third quarter. The Company's stores in Victoria reopened in late October. The BOGS business in Australia continues to grow. Year to date, Florsheim Australia's BOGS wholesale business is up 32%. The Company's web business is also showing strong growth in Australia, with an increase of 20% as compared to last year for both the third quarter and for the year.

As of September 30, 2020, the Company's inventory is at $76.2 million versus $81.3 million at the same time last year. The Company's inventories remain high in dress and dress-casual product, but the excess is in core carry-forward product, which continues to sell but at a slower pace compared to last year. Management expects inventories to come down and believes that within the next 3 to 6 months, the Company's inventory will be at an appropriate level relative to sales.

While there have been some disruptions in the Company's supply chain as a result of the pandemic, the Company's distribution center and supply chain are currently fully operational.

The Company continues to have a strong balance sheet which gives it the ability to take the actions necessary to move forward in ways that it anticipates will allow its brands to be successful in a retail landscape where consumer preferences are evolving at a fast pace. The Company believes the charges taken this year have the potential to position the Company for sustained growth and profitability once the impact of the pandemic is over.

Third Quarter Highlights

Consolidated net sales for the third quarter of 2020 were $53.2 million, a decrease of 36% compared to last year’s third quarter net sales of $82.5 million. Consolidated loss from operations totaled $3.8 million for the third quarter of 2020, down from earnings from operations of $8.5 million in the same period one year ago. The Company’s net loss totaled $5.9 million in the third quarter of 2020, down from net earnings of $6.6 million in last year’s third quarter. Diluted loss per share was $0.60 per share in the third quarter of 2020, compared to diluted earnings per share of $0.66 per share in the third quarter of 2019.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2020 were $133.4 million, down 39% from net sales of $217.1 million during the first nine months of 2019. Consolidated loss from operations totaled $15.5 million in the first nine months of 2020, down from earnings from operations of $15.5 million in the first nine months of 2019. The Company’s net loss totaled $13.6 million in the nine months of 2020 versus net earnings of $12.1 million in the same period last year. Diluted loss per share to date in 2020 was $1.39, compared to diluted earnings per share of $1.21 in the same period of 2019.

Financial Position Highlights

At September 30, 2020, cash and marketable securities totaled $22.5 million and there was $5.2 million outstanding on the Company’s revolving line of credit. During the first nine months of 2020, the Company generated $6.8 million of cash from operations and $6.0 million from maturities of marketable securities. The Company paid dividends of $9.4 million, paid down $1.9 million on its line of credit, and repurchased $1.3 million of Company stock in the first nine months of 2020. The Company also had $3.2 million of capital expenditures year to date.

SEGMENT ANALYSIS

Net sales and earnings (loss) from operations for the Company’s segments in the three and nine months ended September 30, 2020 and 2019, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$44,012	$67,823	(35)%	$106,019	$173,356	(39)%
North American Retail	4,367	5,158	(15)%	12,768	16,124	(21)%
Other	4,799	9,521	(50)%	14,621	27,626	(47)%
Total	$53,178	$82,502	(36)%	$133,408	$217,106	(39)%

Earnings (Loss) from Operations
North American Wholesale	$2,752	$9,485	(71)%	$(4,664)	$16,903	NM
North American Retail	(2,796)	365	NM	(3,741)	1,249	NM
Other	(3,796)	(1,361)	NM	(7,107)	(2,653)	NM
Total	$(3,840)	$8,489	NM	$(15,512)	$15,499	NM

NM - Not meaningful

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2020 and 2019, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2020	2019	Change	2020	2019	Change

	(Dollars in thousands)
North American Net Sales
Stacy Adams	$7,274	$16,080	(55)%	$25,036	$51,733	(52)%
Nunn Bush	8,129	11,962	(32)%	21,660	32,716	(34)%
Florsheim	8,605	20,447	(58)%	29,941	56,556	(47)%
BOGS/Rafters	19,780	18,699	6%	28,556	30,357	(6)%
Other	—	5	(100)%	—	21	(100)%
Total North American Wholesale	$43,788	$67,193	(35)%	$105,193	$171,383	(39)%
Licensing	224	630	(64)%	826	1,973	(58)%
Total North American Wholesale Segment	$44,012	$67,823	(35)%	$106,019	$173,356	(39)%

As discussed in the “Executive Overview” above, net sales of the Stacy Adams, Nunn Bush, and Florsheim brands were down for the third quarter as compared to last year, due mainly to the current decrease in demand for dress and dress-casual footwear as a result of the ongoing pandemic. BOGS third quarter net sales were up for the quarter due to higher sales in the farm, service and industrial trade channel, and with e-commerce retailers.  Net sales were down across all of the Company’s brands for the year-to-date period as a result of retail shutdowns in the first and second quarters caused by the pandemic.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues were down for the quarter and first nine months of 2020, as compared to the same periods in 2019, in line with reductions in licensees’ sales of branded products.

Earnings (Loss) from Operations

Gross earnings for the North American wholesale segment were 35.7% of net sales in the third quarter of 2020, compared to 35.9% of net sales in last year’s third quarter. For the nine months ended September 30, 2020, wholesale gross earnings were 33.7% of net sales, compared to 35.1% of net sales in the same period of 2019. The decrease in gross margins for the year-to-date period was largely due to the additional costs related to the tariff on certain footwear imported from China. The tariff of 15% took effect on September 1, 2019, and was subsequently reduced to 7.5% on February 14, 2020. The Company purchased a limited amount of inventory at the higher tariff rate, and expects the tariff’s negative impact on gross margins will lessen as it sells through its current inventory. Gross margins for 2020 were also adversely impacted by a $0.5 million reserve for obsolete and slow-moving inventory due to COVID-19 related impacts.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $13.0 million, or 30% of net sales, in the third quarter of 2020, compared to $14.9 million, or 22% of net sales, in the third quarter of 2019. Third quarter 2020 expenses included the write-off of a $1.1 million receivable related to TB due to its bankruptcy filing during the pandemic, $0.5 million in employee costs related to restructuring and temporary closures, and $0.2 million in other related charges, partially offset by $0.3 million of income from U.S. and Canada government wage subsidies.

For the nine months ended September 30, wholesale selling and administrative expenses were $40.4 million, or 38% of net sales, in 2020, compared to $44.0 million, or 25% of net sales, in 2019. Year-to-date 2020 expenses included the write-off of $4.4 million in receivables due to two bankruptcies of large customers (JCP and TB) filed during the pandemic, $1.9 million in employee costs related to restructuring and temporary closures, and $0.2 million in other related charges, partially offset by $1.6 million of income from U.S. and Canada government wage subsidies. Additionally, the Company adjusted its advertising spending, which reduced year-to-date selling and administrative expenses by $2.9 million, as compared to the first nine months of 2019.

The wholesale segment’s earnings from operations totaled $2.8 million for the three months ended September 30, 2020, compared to earnings from operations of $9.5 million in last year’s third quarter. For the nine months ended September 30, 2020, the wholesale segment had operating losses totaling $4.7 million, down from operating earnings of $16.9 million in the same period of 2019. The decrease for the quarter and year-to-date periods was primarily due to lower sales volumes and higher selling and administrative costs relative to sales, which included the charges taken in the third quarter and to date in 2020, as detailed above.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection warehousing, shipping, and handling costs). Wholesale distribution costs were $2.6 million for the third quarter of 2020 and $3.1 million for the third quarter 2019. For the nine-month periods ended September 30, 2020 and 2019, wholesale distribution costs were $8.3 million and $9.2 million, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in the Company’s retail segment were $4.4 million in the third quarter of 2020, down 15% compared to $5.2 million in the third quarter of 2019. For the nine months ended September 30, retail net sales declined 21% to $12.8 million in 2020, from $16.1 million in 2019. These decreases in sales were partly due to the permanent closure of three unprofitable retail stores in the third quarter of 2020. Same store sales, which include U.S. e-commerce sales, were down 6% and 14% for the quarter and year-to-date periods, respectively, compared to the same periods one year ago. While U.S. e-commerce sales were up 16% and 4% for the quarter and year-to-date periods, respectively, these increases were more than offset by lower brick-and-mortar same store sales, primarily due to temporary closures and reduced foot traffic as a result of the ongoing pandemic.

Earnings (Loss) from Operations

Retail gross earnings were 63.6% of net sales in the third quarter of 2020, compared to 64.9% of net sales in last year’s third quarter. For the nine months ended September 30, retail gross earnings were 63.5% of net sales in 2020, and 65.0% of net sales in 2019.

Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $5.6 million, or 128% of net sales, in the third quarter of 2020, compared to $3.0 million, or 58% of net sales, in the third quarter 2019. For the nine months ended September 30, retail selling and administrative expenses were $11.9 million, or 93% of net sales, in 2020, up from $9.2 million, or 57% of net sales, in 2019. Third quarter and year-to-date 2020 expenses included $1.5 million in early lease termination charges, $1.0 million for the impairment of retail store fixed assets, and $0.1 million in employee costs related to restructuring and temporary closures.

The retail segment had operating losses totaling $2.8 million for the quarter, down from operating earnings of $365,000 in last year’s third quarter. For the nine months ended September 30, retail loss from operations totaled $3.7 million in 2020, down from earnings from operations of $1.2 million in 2019. The decreases for the quarter and first nine months of 2020 were due to lower sales as a result of the pandemic and higher selling and administrative expenses.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $4.8 million in the third quarter of 2020, down 50% compared to $9.5 million in last year’s third quarter. For the nine months ended September 30, 2020, other net sales were $14.6 million, down 47% from $27.6 million in the same period last year. The decreases in 2020 were due to lower net sales at both Florsheim Australia and Florsheim Europe, resulting from retail shutdowns and stay-at-home orders caused by the COVID-19 pandemic.

Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $3.8 million in the third quarter of 2020, compared to operating losses of $1.4 million in the third quarter of 2019.  Operating losses deepened for the quarter, as compared to last year’s third quarter, due to lower sales as a result of the pandemic and higher selling and administrative expenses. Selling and administrative expenses for the quarter included $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $1.1 million in employee costs related to restructuring and temporary closures, and $0.2 million in other related charges, partially offset by $1.1 million of income from government wage and rent subsidies.

For the nine months ended September 30, 2020, Florsheim Australia and Florsheim Europe had operating losses totaling $7.1 million, compared to operating losses of $2.7 million in the same period last year. Operating losses deepened for the year-to-date period, compared to the same period last year, due to lower sales and higher selling and administrative expenses. Selling and administrative expenses for the nine months ended September 30, 2020 included $2.1 million impairment of retail store fixed assets and operating lease right-of-use assets, $2.0 million in employee costs related to restructuring and temporary closures, $1.1 million in reserves for obsolete and slow moving inventory due to COVID-19-related impacts, and $0.6 million in other related charges, partially offset by $2.5 million of income from government wage and rent subsidies.

Other income and expense

Interest income was $121,000 and $210,000 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, interest income was $408,000 in 2020 and $663,000 in 2019. The decreases for the quarter and year-to-date periods were primarily due to less interest earned on the lower investment balances this year as a result of maturities of marketable securities.

Interest expense declined $90,000 and $103,000 during the three and nine months ended September 30, 2020, compared to the same periods of 2019, due to lower average debt balances this year.

The Company’s effective tax rate for the quarter was (57.2%), compared to 23.6% for the same period of 2019. For the nine months ended September 30, the effective tax rate was 9.5% in 2020 versus 23.4% in 2019. The Company’s third quarter and year-to-date 2020 tax provisions included $2.0 million of tax expense related to deferred tax assets of the Company’s foreign subsidiaries. The Company’s 2020 effective tax rates were also impacted because it has not recorded an income tax benefit on foreign losses, and, in the U.S., the Company has the ability to carry back current year losses to a tax year when the U.S. federal statutory tax rate was 35%, which is currently permitted under the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term marketable securities and its revolving line of credit. During the first nine months of 2020, the Company generated $6.8 million in cash from operations. During the first nine months of 2019, the Company used $4.2 million of cash in operations. The increase in 2020 was primarily due to changes in operating assets and liabilities, principally inventory and accounts receivable. In 2019, the Company built its inventory levels of core product in anticipation of the imposition of the China tariff, and when the pandemic hit the U.S. in March 2020, the Company adjusted its 2020 buys downward accordingly. Management believes its current level of inventory, while high, is the result of purchasing that core product, and within the next three to six months, inventories are expected to come down to the appropriate level relative to sales.

The Company paid cash dividends of $9.4 million during both the nine months ended September 30, 2020 and 2019.

The Company has the authority to repurchase its common stock under its share repurchase program when it believes market conditions are favorable.  During the first nine months of 2020, the Company repurchased 59,523 shares for a total cost of $1.3 million, all of which were repurchased in the first quarter. The Company did not repurchase any of its shares in the third quarter of 2020. As of September 30, 2020, the Company had the authority to repurchase approximately 383,000 shares under its previously announced stock repurchase program.

Capital expenditures totaled $3.2 million in the first nine months of 2020. Management estimates that capital expenditures for 2020 will be between $3.5 million and $4.0 million, and 2021 annual capital expenditures will be between $1.0 million and $2.0 million.

At September 30, 2020, the Company had a $60 million unsecured revolving line of credit with PNC Bank, National Association (“PNC”) that was originally set to expire on November 5, 2020. The line of credit bore interest at the London Interbank Offered Rate (“LIBOR”) plus 0.75%.  At September 30, 2020, outstanding borrowings were $5.2 million at an interest rate of 0.90%. The highest balance on the line of credit during the nine months ended September 30, 2020 was $8.5 million.

On November 4, 2020, the Company terminated its existing line of credit with PNC and entered into a new $30 million revolving line of credit with Associated Bank, National Association that is secured by a lien against the Company’s general corporate assets. The new line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2021. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type.

At September 30, 2020, approximately $2.3 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

The following supplements the risk factors previously reported in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019:

The Company’s business, results of operations and financial condition have been, and are expected to continue to be adversely affected by the effects of widespread public health epidemics, including the ongoing COVID-19 pandemic, that are beyond its control.

Outbreaks of infectious diseases, public health epidemics and other adverse public health developments in countries where the Company, its customers and its suppliers operate have, and are expected to continue to have, an adverse effect on its business, results of operations and financial condition. The recent outbreak of COVID-19, initially limited to a region in China and now affecting the global community, including the United States, has adversely impacted, and is expected to continue to adversely affect the Company’s business. The nature and extent of the impact, including the effects on the global economy, are highly uncertain and beyond the Company’s control. Uncertain factors relating to the COVID-19 pandemic include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on the Company’s customers, vendors and suppliers, including any future bankruptcies of such parties, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, including stay-at-home and similar orders.

As a result of the COVID-19 pandemic and the measures designed to contain its spread, the Company’s sales have been, and are expected to continue to be negatively impacted as a result of disruption in demand and changes in customer purchasing behaviors, as well as reduced foot traffic, which have had, and could continue to have a material adverse effect on its business, results of operations and financial condition. As a result of the economic impact of the pandemic, collection of accounts receivable has slowed, and the Company expects that to continue over the coming months. The Company wrote down $4.4 million in receivables during the second and third quarters of 2020 due to bankruptcy filings by two large customers. While the Company endeavors to actively manage receivables to secure payments and mitigate risk, and also monitors the financial health of its other customers, due to the pandemic or its related impact, additional customers could be in financial distress, which could cause the Company to experience other write-downs. The Company has reduced operating expenses where appropriate and continues to scrutinize its costs in light of an anticipated decrease in demand.

Due to the impact of the COVID-19 pandemic on the Company and macroeconomic conditions, the Company conducted an interim assessment of its goodwill and trademarks as of September 30, 2020; while the results did not indicate that such assets were impaired, if the COVID-19 pandemic continues to have adverse effects on the Company and the global economy for an extended period, the Company could recognize impairment in a future period.  There have been some disruptions in the Company’s supply chain as a result of the pandemic, however, the Company’s distribution center and supply chain are currently fully operational. Additional disruptions may occur in the Company’s supply chain as a result of facility closures, worker absenteeism, quarantines or other travel or health-related restrictions, which could delay the production of its products. The duration of the disruption to the Company’s customers and to its supply chain, and related financial impact, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 5. Other Information

On November 4, 2020, the Company entered into a $30 million revolving line of credit (the “Credit Agreement”) with Associated Bank, National Association that is secured by a lien against the Company’s general corporate assets. Under the terms of the Credit Agreement, amounts outstanding bear interest at LIBOR plus 1.35%. The Credit Agreement expires on November 4, 2021, and contains customary representations, warranties and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement and related revolving loan note, which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Form 10-Q.

In connection with the entry into the new Credit Agreement described above, the Company terminated its existing $60 million unsecured revolving line of credit with PNC Bank effective November 4, 2020.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Credit Agreement, dated as of November 4, 2020, between Weyco Group, Inc. and Associated Bank, National Association		X

10.2	Revolving Loan Note, dated November 4, 2020, between Weyco Group, Inc. and Associated Bank, National Association		X

10.3	Security Agreement with Associated Bank, dated November 4, 2020		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.
Dated: November 9, 2020
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer