Form 10-K
period 2020-12-31
WEYCO GROUP INC
filed 2021-03-12
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ◻     No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ◻     No ⌧

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

Large accelerated filer ◻   Accelerated filer ⌧   Non-accelerated filer ◻   Smaller reporting company ☒   Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻   No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2020, was $128,949,000. This was based on the closing price of $21.59 per share as reported by Nasdaq on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2021, there were 9,737,350 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 4, 2021, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2020

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

The Company purchases finished shoes from outside suppliers, primarily located in China and India. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. Costs from the Company’s suppliers have been relatively stable although, in recent years, there have been upward cost pressures due to higher labor, materials and freight costs, as well as due to tariffs and other trade protection measures. While there was some disruption in the Company's supply chain in early 2020 as a result of the COVID-19 (coronavirus) pandemic, the Company's distribution center and supply chain are fully operational.

The Company’s business is separated into two reportable segments – the North American wholesale segment (“wholesale”) and the North American retail segment (“retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”), and its wholesale and retail businesses in Europe (“Florsheim Europe”). In late 2020, the Company decided to close Florsheim Europe, which includes a small wholesale business and two retail stores. Total sales at Florsheim Europe were $2.6 million in 2020. The closing of Florsheim Europe is not expected to have a material impact on the Company’s consolidated financial statements.

Sales of the Company’s wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 78% and 80% of total net sales in 2020 and 2019, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2020 and 2019, no individual customer represented 10% or more of the Company’s total net sales. The Company employs traveling salespeople and independent sales representatives who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, which mainly sells winter and outdoor boots, there is seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.  The Company also has licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

Sales of the Company’s retail segment constituted 11% and 8% of total net sales in 2020 and 2019, respectively.  The retail segment consists of e-commerce businesses and four brick and mortar stores in the United States. Retail sales are made directly to the consumer by Company employees. The Company believes that as a result of the reduction in brick and mortar stores, the future results of its U.S. retail segment will be driven by its more profitable e-commerce businesses. As a result, management intends to focus on investing in and growing the e-commerce businesses.

Sales of the Company’s other businesses constituted 11% and 12% of total net sales in 2020 in 2019, respectively. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

Government-mandated shutdowns of non-essential businesses due to the COVID-19 (coronavirus) pandemic resulted in the majority of retailers in the U.S. temporarily closing their stores in mid-March 2020, with the majority of retailers, including the Company’s retail stores, remaining closed for a majority of the second quarter. The Company’s overseas business were also impacted by COVID-19. Due to government mandates in Australia, much of the country was subject to prolonged shutdowns in 2020.

As of December 31, 2020, the Company employed 556 persons worldwide, of whom 414 were full-time employees.

Price, quality, service and brand recognition are all important competitive factors in the shoe industry. The Company has a design department that continually reviews and updates product designs. Compliance with environmental and other government regulations historically have not had, and are not expected to have, a material adverse effect on the Company’s results of operations, financial position or cash flows, although there can be no assurances.

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

ITEM 1A     RISK FACTORS

There are various factors that affect the Company’s business, results of operations and financial condition, many of which are beyond the Company’s control. The following is a description of some of the material factors that might materially and adversely affect the Company’s reputations, business, results of operations and financial condition.

Risk factors related to COVID-19 and other infectious diseases

The Company’s business, results of operations and financial condition have been, and are expected to continue to be adversely affected by the effects of widespread public health epidemics, including the ongoing COVID-19 pandemic, that are beyond its control.

Outbreaks of infectious diseases, public health epidemics and other adverse public health developments in countries where the Company, its customers and its suppliers operate have, and are expected to continue to have, an adverse effect on its business, results of operations and financial condition. The worldwide outbreak of COVID-19 has adversely impacted, and is expected to continue to adversely affect, the Company’s business. The nature and extent of the impact, including the effects on the global economy, are highly uncertain and beyond the Company’s control. Uncertain factors relating to the COVID-19 pandemic include the duration, spread and severity of the virus, as well as the effectiveness of vaccines, and the effects of the COVID-19 pandemic on the Company’s customers, vendors and suppliers, including any future bankruptcies of such parties. In addition, other factors include the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, including stay-at-home and similar orders.

As a result of the COVID-19 pandemic and the measures designed to contain its spread, the Company’s sales have been, and are expected to continue to be, negatively impacted as a result of disruption in demand and changes in customer purchasing behaviors, as well as reduced foot traffic, which have had, and are expected to continue to have a material adverse effect on its business, results of operations and financial condition. Due to the economic impact of the pandemic, collection of accounts receivable has slowed, and the Company expects that trend to continue into 2021. The Company wrote off a net $4.3 million of receivables during 2020 due to bankruptcy filings by two large customers. While the Company endeavors to actively manage receivables to secure payments and mitigate risk, and also monitors the financial health of its other customers, due to the pandemic or its related impact, additional customers could be in financial distress, which could cause the Company to experience other write-downs. The Company has reduced operating expenses where appropriate and continues to scrutinize its costs in light of decreased demand.

Due to the impact of the COVID-19 pandemic on the Company and macroeconomic conditions, the Company conducted impairment assessments of its goodwill and trademarks at each quarterly interim period in 2020, and again at December 31, 2020. While the results did not indicate that such assets were impaired, if the COVID-19 pandemic continues to have adverse effects on the Company and the global economy for an extended period, the Company could recognize impairment in a future period.  There have been some disruptions in the Company’s supply chain as a result of the pandemic however, the Company’s distribution center and supply chain are currently fully operational. Additional disruptions may occur in the Company’s supply chain as a result of facility closures, worker absenteeism, quarantines or other travel or health-related restrictions, which could delay the production of its products. The duration of the disruption to the Company’s customers and to its supply chain, and related financial impact, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on the Company’s business, results of operations and financial condition.

Risk factors related to our business and industry

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

The Company regularly assesses its retail locations in the U.S. and overseas and, at times, including during fiscal 2020, has closed unprofitable retail locations and incurred costs related to such closures. Future closures could have a material adverse effect on results.

As the popularity of online shopping for consumer goods continues to increase, the Company’s retail partners in the U.S. and abroad may experience decreased foot traffic, which could negatively impact their businesses. In addition, the COVID-19 pandemic has led, and is expected to continue to cause, a decrease in foot traffic; other significant health pandemic or outbreaks of infectious diseases could also lead to a similar decrease in foot traffic. Decreases in foot traffic have, and in the future may, in turn, negatively impact the Company’s sales to those customers, and adversely affect the Company’s results of operations. As noted above, the bankruptcies of two large customers during 2020 led to write offs of a net $4.3 million of receivables during 2020. The future bankruptcy of any of the Company’s major retail partners would also negatively impact the Company’s results of operations.

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

The Company’s success is dependent upon its ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. For example, as a result of the COVID-19 pandemic, purchases of dress and other dress-casual footwear were negatively affected as many consumers worked from home due to stay-at-home orders or otherwise, and social as well as other occasion-related events were cancelled. Failure to predict or effectively respond to trends or preferences could have an adverse impact on the Company’s sales volume and overall performance, as well as have a negative impact on the Company’s reputation.

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

The Company is exposed to other risks of doing business in foreign jurisdictions, including political, economic or social instability, acts of terrorism, civil unrest, changes in government policies and regulations, outbreaks of infectious diseases (such as the COVID-19 pandemic), severe weather events, natural disasters, and exposure to liabilities under anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act). The Company is also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Additional legislation or other changes in the U.S. tax laws or interpretations could increase the Company’s U.S. income tax liability and adversely affect the Company’s after-tax profitability.  Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on the Company’s business and results of operations.

Additionally, the United Kingdom’s (UK) exit from European Union (EU) membership has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Although negotiations continue between the UK and EU, it is currently unknown what the terms of the United Kingdom’s future relationship with the EU will be, it is possible that there will be greater restrictions on imports and exports between the United Kingdom and EU and increased regulatory complexities. Any of these factors could adversely impact customer demand, the Company’s relationships with customers and suppliers and its results of operations.

Risk factors related to our operations

The Company relies on independent foreign sources of production and the availability of leather, rubber and other raw materials; a deterioration in the Company’s relationship with, or other issues affecting, such manufacturers and/or issues with the availability of raw materials could have unfavorable effects on the Company’s business.

The Company purchases all of its products from independent foreign manufacturers, primarily in China and India.  Although the Company believes that it has good working relationships with its manufacturers, the Company does not have long-term contracts with them. Thus, the Company could experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact the Company’s business, results of operations and financial condition. The Company has the ability to move production to different suppliers; however, the transition may not occur smoothly or quickly, which could result in the Company missing customer delivery date requirements and, consequently, the Company could lose future orders and its reputation may be harmed.

The Company’s use of foreign sources of production results in relatively long production and delivery lead times.  Therefore, the Company typically forecasts demand at least five months in advance.  If the Company’s forecasts are wrong or there are significant changes in demand, it would result in a loss of sales if the Company does not have enough product on hand or in reduced margins if the Company has excess inventory that needs to be sold at discounted prices.

The Company’s ability to import products in a timely and cost-effective manner may be affected by disruptions at U.S. or foreign ports or other transportation facilities, such as those due to labor disputes and work stoppages, political unrest, trade protection measures or trade wars, severe weather (climate change may increase the frequency and severity of severe weather conditions or events), outbreaks of infectious diseases, or security requirements in the United States and other countries.  These issues could delay importation of products or require the Company to locate alternative ports or warehousing providers to avoid disruption to its customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have a material adverse impact on the Company’s overall profitability.

The Company’s products depend on the availability of raw materials, especially leather and rubber.  Any significant shortages of quantities or increases in the cost of leather or rubber would have an adverse effect on the Company’s business and results of operations, unless the Company was able to pass such costs along to its customers.

Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, foreign currency fluctuations, expropriation and nationalization. For example, beginning in 2019, an additional tariff was imposed on leather footwear exported from China, where the Company sources a significant portion of its products. Although this tariff did not have a material adverse effect on the Company’s results of operations due to various mitigation efforts, the imposition of additional tariffs on the Company’s products could have a material adverse effect on the Company’s future results of operations.

Loss of the services of the Company’s top executives, and an inability to effectively manage leadership transitions, could adversely affect the business.

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

The Company continues to look for acquisition opportunities.  Those search efforts could be unsuccessful and costs could be incurred in any failed efforts.  Further, if and when an acquisition occurs, the Company cannot guarantee that it will be able to successfully integrate the brand into its current operations, or that any acquired brand would achieve results in line with the Company’s historical performance or its specific expectations for the brand.

Risks related to financing, investment and pension matters

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

The Company maintains an investment portfolio consisting primarily of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled $15 million as of December 31, 2020, or approximately 6% of total assets.  If the value of municipal bonds in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

Risks related to our defined benefit plan may adversely impact our results of operations and cash flow.

Significant changes in actual investment returns on defined benefit plan assets, discount rates, mortality assumptions and other factors could adversely affect the Company’s results of operations and the amounts of contributions the Company must make to its defined benefit plan in future periods. As the Company marks-to-market its defined benefit plan assets and liabilities on an annual basis, large non-cash gains or losses could be recorded in the fourth quarter of each fiscal year. Generally accepted accounting principles in the U.S. require that the Company calculate income or expense for the plan using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. Funding requirements for the Company’s defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to defined benefit funding obligations. For a discussion regarding the significant assumptions used to determine pension expense, refer to "Critical Accounting Policies" included in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Risk factors related to cybersecurity

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

The Company sells footwear in its retail stores and on its websites, and therefore the Company and/or its third-party credit card processors must process, store, and transmit large amounts of data, including personal information of its customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of Company technology and systems, could expose the Company or its customers to a risk of loss or misuse of such information, adversely affect the Company’s operating results, result in litigation or potential liability for the Company, and otherwise harm the Company’s business and/or reputation.  Our technology and systems, as well as those of our partners have, and in the future may, become the target of cyberattacks. To this point, the Company has not experienced a material breach; however, in order to address these risks, the Company has secured cyber insurance and it uses third party technology and systems to aid in safeguarding the Company’s data and systems, including, without limitation, encryption and authentication technology, content delivery to customers, back-office support, and other functions. Although the Company has developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

Risk factors related to our capital structure

The limited public float and trading volume for the Company’s stock may have an adverse impact on the stock price or make it difficult to liquidate.

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns approximately 50% of the stock and one institutional shareholder holds a significant block. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock.  Consequently, the Company has a relatively small public float and low average daily trading volume, which could affect a shareholder’s ability to sell stock or the price at which it can be sold.  In addition, future sales of substantial amounts of the Company’s common stock in the public market by large shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None

ITEM 2     PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2020:

		Owned/	Square
Location	Character	Leased	Footage	% Utilized
Glendale, Wisconsin (1)	Two story office and distribution center	Owned	1,100,000	80%
Montreal, Canada (1)	Multistory office and distribution center	Owned (3)	92,800	90%
Florence, Italy (2)	Two story office and distribution center	Leased	15,100	100%
Fairfield Victoria, Australia (2)	Office and distribution center	Leased	54,400	100%

(1)	These properties are used principally by the Company’s North American wholesale segment.
(2)	These properties are used principally by the Company’s other businesses which are not reportable segments.
(3)	The Company owns a 50% interest in this property. See Note 9 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates offices, distribution facilities, and retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 7 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3     LEGAL PROCEEDINGS

None

ITEM 4     MINE SAFETY DISCLOSURES

Not Applicable

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following individuals were executive officers of Company as of December 31, 2020:

Name	Position	Age
Thomas W. Florsheim, Jr. (1)	Chairman and Chief Executive Officer	62
John W. Florsheim (1)	President, Chief Operating Officer and Assistant Secretary	57
John F. Wittkowske (2)	Senior Vice President, Chief Financial Officer and Secretary	61
Judy Anderson	Vice President, Finance and Treasurer	53
Kate Destinon (3)	Vice President, and President of Nunn Bush Brand	45
Dustin Combs	Vice President, and President of BOGS and Rafters Brands	38
Brian Flannery	Vice President, and President of Stacy Adams Brand	59
Kevin Schiff	Vice President, and President of Florsheim Brand	52
George Sotiros (2)	Vice President, Information Technology and Distribution	54
Allison Woss	Vice President, Supply Chain	48

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.
(2)	John F. Wittkowske and George Sotiros are brothers-in-law.
(3)	Effective January 1, 2021, Kate Destinon was concurrently appointed as a Vice President of the Company, and the new President of Nunn Bush, replacing Mike Bernsteen, who remains with the Company in a different role but is no longer considered an executive officer.

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

Kate Destinon has served as a Vice President of the Company and President of the Nunn Bush Brand since January 1, 2021. Prior to this role, Ms. Destinon served as Vice President of Nunn Bush from 2019 to 2020, and Strategic Account Analyst for the Florsheim Brand from 2015 – 2018.

Dustin Combs has served as a Vice President of the Company and President of the BOGS and Rafters Brands for 5 years.

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

PART II

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol “WEYS.” There were 142 holders of record of the Company’s common stock as of March 1, 2021.

In 1998, the Company’s stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. The table below presents information regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2020.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
10/01/2020 - 10/31/2020	23,655	$15.97	23,655	359,092
11/01/2020 - 11/30/2020	7,523	$16.40	7,523	351,569
12/01/2020 - 12/31/2020	15,789	$16.33	15,789	335,780
Total	46,967	16.16	46,967

ITEM 6     SELECTED FINANCIAL DATA

Not Applicable

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear for men, women and children under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS and Rafters.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of e-commerce businesses and five brick and mortar retail stores in the United States as of December 31, 2020, with such store base subsequently reduced to four stores in early 2021.  Retail sales are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”), and Europe (“Florsheim Europe”).  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the two-year period ended December 31, 2020. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

The COVID-19 pandemic significantly impacted the Company’s 2020 financial results, and has continued to affect its results into 2021. Government-mandated shutdowns of non-essential businesses resulted in the majority of retailers temporarily closing their stores in mid-March 2020, with the majority of retailers, including the Company’s retail stores, remaining closed for a majority of the second quarter. While business recovery has been slow, the Company returned to profitability in the fourth quarter, which reflected increased demand in certain areas of the business as well as reductions in expenses as the Company aligned costs with its lower sales volume.

During 2020, BOGS continued to diversify its product mix, selling more lightly-insulated and lifestyle-oriented product in the women’s market while also developing its men’s occupational, work-related footwear. As a result, the BOGS brand performed well during 2020. After initial challenges during the beginning of the pandemic, the BOGS’ business accelerated in the latter part of 2020 as consumers spent more time outdoors. Even with relatively modest precipitation in November and December 2020 across the country, demand for BOGS’ product was very strong.  While the Company entered Fall 2020 with adequate levels of inventory, BOGS quickly sold through key programs, as there was a shortage of outdoor boots in the general market to satisfy increasing demand. The Company has been able replenish a good portion of these programs in order to meet unexpected elevated demand in early 2021.

Regarding the Company’s legacy brands (Florsheim, Stacy Adams, and Nunn Bush), the business environment remains challenging. As a result of the pandemic, the Company’s wholesale partners reduced styles in dress and dress-casual footwear that are work or occasion oriented. Management believes the normalization of its legacy business is tied closely to the rollout of vaccinations and people returning to normal activities.  The Company believes demand may increase as companies bring workers back to offices and people can be confident going to social events such as weddings and family celebrations; however, the timing is uncertain. While management is disappointed with the level of wholesale shipments across its legacy brands, there were some bright spots in the latter part of 2020. Casual and fashion boot sales were strong, and the Company made significant progress toward introducing new casual footwear. The pandemic motivated the Company to accelerate change and commit to a rapid overhaul of its product mix. The new lines the Company is shipping in Spring 2021, as well as showcasing for customers for its Fall launch, offer a fresh, more relaxed take of its legacy brands. While the Company anticipates increased demand for its traditional dress-oriented styles in the second half of 2021 (but cannot provide assurances), management is optimistic about its prospects to extend into lifestyle categories based on the favorable reception of new product introduced during the pandemic.

As a result of the economic impact of the pandemic, collection of accounts receivable has slowed, and the Company expects that trend to continue into 2021. Two of the Company’s large wholesale customers filed for bankruptcy during 2020. J.C. Penney Company, Inc. and affiliated entities (“JCP”) filed for bankruptcy in May 2020, and Tailored Brands, Inc. (“TB”) filed for bankruptcy in August 2020. The Company wrote-off approximately $4.3 million of receivables in connection with these bankruptcy filings. While the Company endeavors to actively manage receivables to secure payments and mitigate risk, and also monitors the financial health of its other customers, due to the pandemic and/or its related impact, additional customers could be in financial distress, which could cause the Company to experience other write-downs in the future.

In terms of the U.S. retail segment, management’s focus is on investing in and growing it e-commerce businesses. The Company’s North American e-commerce businesses rose 9% in 2020; BOGS drove this growth with e-commerce sales up 53% in the U.S. and nearly 80% in Canada, as compared to 2019. As a result of the closing of unprofitable stores, the Company currently has only four active brick and mortar retail locations. Accordingly, management believes that the future results of its U.S. retail segment will be driven by its more profitable e-commerce businesses. On a worldwide level, the Company continues to leverage the e-commerce platform it built in the U.S. to other locations including Canada, Australia, and New Zealand, and has seen success in doing so.

The Company’s overseas businesses were down significantly in 2020, but management is starting to see signs of economic recovery, especially in Australia.  Australia has begun to increase the percentage of workers allowed in offices, and shopping malls and street stores are seeing steady growth in consumer traffic. The Company has been able to exit a number of unprofitable stores as well as renegotiate retail leases on more favorable terms. In doing so, management believes the Company is on a good path toward improved profitability in 2021 in Australia and New Zealand.  In the Pacific Rim, business remains limited as ongoing travel restrictions have reduced store traffic. In late 2020, management decided to close Florsheim Europe, which includes a small wholesale business and two retail stores. Total sales at Florsheim Europe were $2.6 million in 2020. The Florsheim Europe business has been unprofitable the last few years, and management will be winding down this business in 2021.

Looking ahead to 2021, management believes that at least the first half of the year will continue to be impacted by the pandemic. With the rollout of vaccines, the Company is anticipating an improved retail environment and consequently, higher sales, in the second half of the year.  With its new leaner operations, coupled with its strong balance sheet, management believes the Company is well-positioned for growth and profitability as conditions improve.

Sales and Earnings Highlights

Consolidated net sales were $195.4 million in 2020, a decrease of 36% compared to $304.0 million in 2019. Consolidated loss from operations totaled totaled $7.6 million in 2020, compared to earnings from operations of $27.0 million in 2019.  The Company’s net loss totaled $8.5 million in 2020 versus net earnings of $20.9 million in 2019. Diluted loss per share was $0.87 per share in 2020, compared to diluted earnings per share of $2.10 in 2019.

Financial Position Highlights

At December 31, 2020, cash and marketable securities totaled $47.5 million and there were no amounts outstanding on the Company’s line of credit. During 2020, the Company generated $40.0 million of cash from operations. The Company used funds to pay $11.8 million in dividends, pay down $7.0 million on its line of credit, and repurchase $2.1 million of company stock. The Company also had $3.4 million of capital expenditures in 2020.

SEGMENT ANALYSIS

Net sales and earnings (loss) from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2020 and 2019, were as follows:

	2020	2019	% Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$152,186	$242,127	-37%
North American Retail	21,499	25,231	-15%
Other	21,690	36,653	-41%
Total	$195,375	$304,011	-36%

Earnings (Loss) from Operations
North American Wholesale	$975	$27,755	-96%
North American Retail	(1,073)	2,791	-138%
Other	(7,500)	(3,506)	-114%
Total	$(7,598)	$27,040	-128%

North American Wholesale Segment

Wholesale Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2020 and 2019, were as follows:

	Years ended
	December 31,
	2020	2019	% Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$31,997	$66,863	-52%
Nunn Bush	29,741	45,886	-35%
Florsheim	40,011	76,261	-48%
BOGS/Rafters	49,263	50,057	-2%
Other	-	24	-100
Total North American Wholesale	$151,012	$239,091	-37%
Licensing	1,174	3,036	-61%
Total North American Wholesale Segment	$152,186	$242,127	-37%

As discussed in the “Executive Overview” above, net sales of the Stacy Adams, Nunn Bush, and Florsheim brands were down in 2020 primarily due to the effects of the pandemic. BOGS net sales were down slightly for the year; since BOGS is an outdoor footwear brand, its sales weren’t as negatively impacted by the pandemic, as compared to the Company’s other brands, due to consumers spending more time outside. Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues were down for the year, as compared to 2019, in line with reductions in licensees’ sales of branded products.

Wholesale Earnings (Loss) from Operations

Gross earnings as a percent of net sales were 35.5% in 2020 versus 36.6% in 2019. The decrease in gross margins was largely due to additional costs related to the tariff on certain footwear imported from China, and higher overseas freight costs.

The North American wholesale segment’s selling and administrative expenses include, and primarily consist of: distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $53.1 million, or 35% of net sales, in 2020, compared to $61.0 million, or 25% of net sales, in 2019. Full year 2020 expenses included the write-off of a net $4.3 million of receivables related to JCP and TB due to bankruptcy filings as a result of the impact of the pandemic, $2.0 in employee costs related to restructuring and temporary closures, and $0.2 in other related charges, partially offset by $1.7 million of income from U.S. and Canada government wage subsidies.  Additionally, the Company adjusted its advertising spending, which reduced 2020 selling and administrative expenses by $5.2 million, as compared to 2019.

Earnings from operations were $975,000 in 2020 compared to $27.8 million in 2019. The decrease was primarily due to lower sales volumes and higher selling and administrative costs relative to sales.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs). Wholesale distribution costs were $11.7 million and $13.1 million in the years ended December 31, 2020 and 2019, respectively. These costs were included in selling and administrative expenses. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Retail Net Sales

Net sales were $21.5 million in 2020, down 15% as compared to $25.2 million in 2019. Same store sales, which includes e-commerce sales, decreased 8% for the year, due to a significant decline in brick-and-mortar same store sales resulting from the pandemic, partially offset by a 9% increase in e-commerce sales. There were three fewer domestic brick and mortar stores operating at December 31, 2020 than there were at December 31, 2019, due to the closing of unprofitable stores since last year. Stores are included in same store sales beginning in the store’s 13th month of operations after its grand opening.

Retail Earnings (Loss) from Operations

Gross earnings as a percent of net sales were 64.8% in 2020 and 64.7% in 2019. Selling and administrative expenses for the retail segment include, and are primarily related to, rent and occupancy costs, employee costs, advertising expense and freight. Retail selling and administrative expenses were $15.0 million in 2020 and $13.5 million in 2019.  As a percent of net sales, retail selling and administrative expenses were 70% in 2020 and 54% in 2019. Full year 2020 expenses included $1.5 million in early lease termination charges, $1.0 million for the impairment of retail store fixed assets, and $0.3 million in employee costs related to restructuring and temporary closures, partially offset by $0.2 million of income from government wage subsidies. Loss from operations totaled $1.1 million in 2020 compared to earnings from operations of $2.8 million in 2019. The decrease was due to lower sales volumes and higher selling and administrative expenses.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $21.7 million in 2020, down 41% compared to $36.7 million in 2019. The decrease in 2020 was due to lower net sales at both Florsheim Australia and Florsheim Europe, resulting from the impact of the pandemic.

Collectively, Florsheim Australia and Florsheim Europe had a combined loss from operations totaling $7.5 million in 2020 compared to a loss from operations of $3.5 million last year. Operating losses deepened in 2020 primarily due to lower sales volumes and higher selling and administrative expenses relative to net sales. Selling and administrative expenses of the Company’s other businesses included $3.6 million in employee costs related to restructuring and temporary closures, $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $1.1 million in reserves for obsolete and slow moving inventory due to COVID-19-related impacts, and $0.3 million in related charges, partially offset by $3.5 million of income from government wage and rent subsidies.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is generated by investments in marketable securities. Interest income was $527,000 and $823,000 in 2020 and 2019, respectively. The decrease in 2020 was primarily due to less interest earned on the lower investment balances this year as a result of maturities of marketable securities and lower interest rates. Interest expense declined to $79,000 in 2020 from $244,000 in 2019, due to the lower average debt balance this year. Other income totaled $96,000 in 2020 versus other expense of $535,000 in 2019. The decrease in expense was primarily due to a decrease in the non-service cost components of pension expense, resulting from lower interest expense and higher expected return on plan assets.

The Company’s effective tax rate was (20.3)% in 2020 versus 22.9% in 2019. The Company’s 2020 tax provision included $2.0 million of tax expense related to deferred tax assets of the Company’s foreign subsidiaries. The Company’s 2020 effective tax rates were also impacted because it did not record an income tax benefit on foreign losses, and, in the U.S., the Company has the ability to carry back current year losses to a tax year when the U.S. federal statutory tax rate was 35% versus the current tax rate of 21%, which is currently permitted under the U.S. Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

LIQUIDITY & CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash and short-term marketable securities, which aggregated $34.7 million at December 31, 2020, and $15.7 million at December 31, 2019, and its revolving line of credit.  The Company generated $40.0 million and $9.4 million of cash from operations in 2020 and 2019, respectively. Fluctuations in net cash from operating activities have mainly resulted from changes in net earnings (loss) and operating assets and liabilities, and most significantly, the year-end inventory balances. The Company reduced its inventory levels during 2020 to align with sales. Specifically, the Company reduced its dress inventory levels in line with the current decrease in demand for this category as a result of the impact of the pandemic, which has led to more people working from home and few special occasion-related events.

The Company’s capital expenditures were $3.4 million and $7.4 million in 2020 and 2019, respectively. In early 2020, the Company completed a project to expand its office space within its corporate headquarters. The Company expects capital expenditures will be between $1.0 million and $2.0 million in 2021.

The Company paid cash dividends of $11.8 million and $9.4 million in 2020 and 2019, respectively.  The Company accelerated the timing of its January 2021 quarter dividend payment into 2020. The Company plans to resume its regularly quarterly dividend payment schedule in March 2021.

The Company continues to repurchase its common stock under its share repurchase program when the Company believes market conditions are favorable. In 2020, the Company repurchased 106,490 shares for a total cost of $2.1 million. In 2019, the Company repurchased 222,740 shares for a total cost of $5.6 million. At December 31, 2020, the Company had remaining authorization to repurchase up to 335,780 shares under the program.

At December 31, 2020, the Company had a $30 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2021. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type.  At December 31, 2020, there were no amounts outstanding on the Company’s line of credit. The highest balance on the line of credit during 2020 was $8.5 million. At December 31, 2019, outstanding borrowings under a previous revolving line of credit with the Company’s former bank were approximately $7.0 million at an interest rate of 2.5%.

As of December 31, 2020, $4.4 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Sales Returns, Sales Allowances and Doubtful Accounts

The Company records reserves and allowances (“reserves”) for sales returns, sales allowances and discounts, cooperative advertising, and accounts receivable balances that it believes will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions. The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts, determined based on historical trends. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate.  Prior to 2020, actual write-offs against the reserves had been within the Company’s expectations. However, in 2020, the Company wrote down a net $4.3 million of receivables due to bankruptcy filings by two large customers during the COVID-19 pandemic. Future changes in reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates.  These changes could impact the Company’s results of operations, financial position and cash flows.

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

Discount Rate – Pension expense and projected benefit obligation both increase as the discount rate is reduced. See Note 11 of the Notes to Consolidated Financial Statements for discount rates used in determining pension expense for the years ended December 31, 2020 and 2019, and the funded status of the plans at December 31, 2020 and 2019. The Company uses the spot-rate approach to determine the service and interest cost components of pension expense. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. A 0.5% decrease in the discount rate would have a nominal impact on annual pension expense, and would increase the projected benefit obligation by approximately $5.2 million.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases.  In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns.  The Company utilized an expected rate of return on plan assets of 7.00% for both 2020 and 2019. This rate was based on the Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash: 0% - 20%.  A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $209,000.

The Company’s unfunded benefit obligation was $34.0 million and $28.0 million at December 31, 2020 and 2019, respectively.

Goodwill and Trademarks

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from a business acquisition. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company’s goodwill resulted from the 2011 acquisition of the BOGS and Rafters brands, and is assigned to its wholesale segment.

The Company evaluates goodwill for impairment annually as of December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. Given the substantial reduction in sales, reduced cash flow projections, and the decrease in the Company’s market capitalization in 2020 due to the impact of the COVID-19 pandemic on macroeconomic conditions, the Company determined that potential impairment indicators were present and that quantitative impairment assessments were warranted for its goodwill and trademarks at each quarterly interim period in 2020, and again at December 31, 2020. No impairment charges were recorded on the Company’s goodwill or trademarks during 2020.

In conducting the year-end goodwill impairment assessment, the estimated fair value of the Company’s wholesale reporting unit was determined using a discounted cash flows analysis.  The rate used to determine discounted cash flows was a rate that corresponds with the Company’s weighted average cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as trends and market conditions. As of December 31, 2020, the fair value of the Company’s wholesale reporting unit exceeded its carrying value by 37%; therefore, no impairment was recorded on the goodwill. There has never been an impairment recorded on this goodwill.

In evaluating trademarks, estimated fair values were determined using discounted cash flows and implied royalty rates. Based on the results of the trademark assessments, the Company concluded that the fair values of the trademarks substantially exceeded their respective carrying values. Therefore, no impairment was recorded on the Company’s trademarks.

The Company can make no assurances that its goodwill or trademarks will not be impaired in the future. When preparing a discounted cash flow analysis, the Company makes a number of key estimates and assumptions regarding future cash flows and growth. The discount rate used is based on the Company’s weighted average cost of capital, which includes assumptions such as market capital structure, market beta, risk-free rate of return, and estimated costs of borrowing.  Changes in key estimates assumptions, and macroeconomic conditions, and/or continued deterioration of the Company’s market capitalization and business, could lead to an impairment charge in a future period.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2020 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders, Audit Committee and the Board of Directors of Weyco Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Evaluation – Wholesale Reporting Unit – Refer to Notes 2 and 8 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $11.1 million at December 31, 2020, which is allocated to the Company’s wholesale reporting unit. Goodwill is tested for impairment at least annually, or more frequently as events occur or circumstances change, at the reporting unit level. In each of the first three quarters of fiscal year 2020, the Company assessed relevant events and circumstances and determined it was appropriate to perform a quantitative impairment test. In the fourth quarter of fiscal year 2020, the Company performed an annual quantitative impairment test. In performing the tests, management used both a guideline public company approach and a discounted cash flow approach to determine the estimated fair value of the wholesale reporting unit. The results of these two approaches were weighted at 30 percent and 70 percent, respectively.  The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, annual growth rate and discount rates. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the reporting unit and the amount of any goodwill impairment charge.

Auditing management's goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the estimated fair value of the wholesale reporting unit. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as changes in the Company's financial forecast, operating margins, annual growth rate and the discount rate, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions and inputs used to estimate the fair value of the Company's wholesale reporting unit, including controls addressing:
o	Management’s review of the clerical accuracy and reasonableness of the prospective financial information used in the discounted cash flow analysis.
o	Management's evaluation of the key assumptions and inputs used by a third-party valuation specialist, including discount rate and market comparable entities, as well as the weighting assigned to each of the valuation methodologies used to determine fair value.
◾	Substantively testing, with the support of auditor employed valuation specialists, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the Company's wholesale reporting unit including:
o	Testing the mathematical accuracy of the calculations performed, along with the completeness of the information used in the calculation.
o	Evaluating the appropriateness of the valuation methodologies used, as well as the weightings assigned to each, discount rate, annual growth rate, market comparable entities and overall reasonableness of the fair value calculation.
o	Comparing the significant assumptions used by management to current industry and economic trends, current and historical performance of the wholesale reporting unit, and other relevant factors.
o	Performing sensitivity analyses to evaluate the impact that changes in the significant assumptions used by management would have on the fair value of the reporting unit.

Trademark Impairment Assessment - Refer to Notes 2 and 8 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated trademark balance was $32.9 million at December 31, 2020, which is allocated to the Company’s two trademarks. Trademarks are tested for impairment at least annually, or more frequently as events occur or circumstances change, at the brand level. In each of the first three quarters of fiscal year 2020, the Company assessed relevant events and circumstances and determined it was appropriate to perform a quantitative impairment test. In the fourth quarter of fiscal year 2020, the Company performed an annual quantitative impairment test. The determination of the fair value of the trademark requires management to make significant estimates and assumptions related to forecasts of future revenue, discount rate, annual growth rate, capitalization rate and royalty rates. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the trademark and the amount of any trademark impairment charge.

Auditing management's trademark impairment test was complex and highly judgmental due to the significant estimation required to determine the estimated fair value of trademarks. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as changes in the Company's financial forecast, discount rate, annual growth rate, capitalization rate and royalty rates, which are affected by expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions and inputs used to estimate the fair value of the Company's trademarks including controls addressing:
o	Management’s review of the clerical accuracy and reasonableness of the prospective financial information used in the discounted cash flow analysis.
o	Management's evaluation of the key assumptions and inputs including discount rate, annual growth rate, capitalization rate and royalty rates.

Substantively testing, with the support of auditor employed valuation specialists, the appropriateness of the judgments and assumptions used in management’s estimation process for determining the fair value of the Company's trademarks including:

o	Testing the mathematical accuracy of the calculations performed, along with the completeness and accuracy of the information used in the calculation.
o	Evaluating the appropriateness of the valuation methodologies used, as well as the assumptions around discount rate, annual growth rate, capitalization rate, royalty rates and overall reasonableness of the fair value calculation.
o	Comparing the significant assumptions used by management to current industry and economic trends, relevant peer company benchmarks, current and historical performance of the brands, and other relevant factors.
o	Performing sensitivity analyses to evaluate the impact that changes in the significant assumptions used by management would have on the fair value of the trademarks.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2015.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Milwaukee, Wisconsin

March 12, 2021

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2020 and 2019

	2020	2019

	(In thousands, except per share amounts)

Net sales	$195,375	$304,011
Cost of sales	116,817	180,049
Gross earnings	78,558	123,962

Selling and administrative expenses	86,156	96,922
Earnings (loss) from operations	(7,598)	27,040

Interest income	527	823
Interest expense	(79)	(244)
Other income (expense), net	96	(535)

Earnings (loss) before provision for income taxes	(7,054)	27,084

Provision for income taxes	1,431	6,202

Net earnings (loss)	$(8,485)	$20,882

Basic earnings (loss) per share	$(0.87)	$2.11
Diluted earnings (loss) per share	$(0.87)	$2.10

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2020 and 2019

	2020	2019

	(Dollars in thousands)

Net earnings (loss)	$(8,485)	$20,882

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	983	(132)
Pension liability adjustments	(4,452)	(2,832)
Other comprehensive loss	(3,469)	(2,964)

Comprehensive income (loss)	$(11,954)	$17,918

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 2020 and 2019

	2020	2019

	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$32,476	$9,799
Marketable securities, at amortized cost	2,215	5,904
Accounts receivable, less allowances of $2,666 and $2,409, respectively	34,631	51,532
Income tax receivable	1,374	—
Inventories	59,025	86,713
Prepaid expenses and other current assets	4,610	6,047
Total current assets	134,331	159,995

Marketable securities, at amortized cost	12,800	15,814
Deferred income tax benefits	1,235	2,487
Property, plant and equipment, net	30,759	32,214
Operating lease right-of-use assets	9,613	18,753
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	24,001	23,674
Total assets	$256,719	$296,917

LIABILITIES AND EQUITY:
Short-term borrowings	$—	$7,049
Accounts payable	8,444	12,455
Dividend payable	—	2,355
Operating lease liabilities	4,245	6,505
Accrued liabilities:
Accrued compensation and employee benefits	4,019	5,894
Sales and advertising allowances	2,477	3,567
Taxes other than income taxes	1,123	1,026
Other	4,037	2,935
Accrued income tax payable	—	90
Total current liabilities	24,345	41,876

Deferred income tax liabilities	2,914	3,085
Long-term pension liability	33,534	27,523
Operating lease liabilities	7,734	14,110
Other long-term liabilities	267	329
Total liabilities	68,794	86,923

Commitments and contingencies (Note 14)

Common stock, $1.00 par value, authorized 24,000,000 shares in 2020 and 2019, issued and outstanding 9,797,204 shares in 2020 and 9,872,894 shares in 2019	9,797	9,873
Capital in excess of par value	67,178	65,832
Reinvested earnings	138,955	158,825
Accumulated other comprehensive loss	(28,005)	(24,536)
Total equity	187,925	209,994
Total liabilities and equity	$256,719	$296,917

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2020 and 2019

(In thousands, except per share amounts)

	Common	Capital in Excess	Reinvested	Accumulated Other
	Stock	of Par Value	Earnings	Comprehensive Loss
Balance, December 31, 2018	$10,057	$64,263	$152,835	$(21,572)
Net earnings	—	—	20,882	—
Foreign currency translation adjustments	—	—	—	(132)
Pension liability adjustment (net of tax of $994)	—	—	—	(2,832)
Cash dividends declared ($0.95 per share)	—	—	(9,466)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	8	148	—	—
Issuance of restricted stock	31	(31)	—	—
Share-based compensation expense	-	1,452	—	—
Shares purchased and retired	(223)	—	(5,426)	—
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)
Net loss	—	—	(8,485)	—
Foreign currency translation adjustments	—	—	—	983
Pension liability adjustment (net of tax of $1,564)	—	—	—	(4,452)
Cash dividends declared ($0.96 per share)	—	—	(9,429)	—
Issuance of restricted stock	31	(31)	—	—
Share-based compensation expense	—	1,377	—	—
Shares purchased and retired	(107)	—	(1,956)	—
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

	2020	2019

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(8,485)	$20,882
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities -
Depreciation	2,901	3,292
Amortization	316	194
Bad debt expense	5,289	122
Deferred income taxes	2,755	(869)
Net foreign currency transaction losses (gains)	98	(13)
Share-based compensation expense	1,377	1,452
Pension expense	397	1,047
Impairment of long-lived assets	3,055	259
Loss on disposal of fixed assets	111	330
Increase in cash surrender value of life insurance	(611)	(564)
Changes in operating assets and liabilities -
Accounts receivable	11,397	(138)
Inventories	27,520	(14,042)
Prepaid expenses and other assets	1,281	(623)
Accounts payable	(4,149)	(315)
Accrued liabilities and other	(1,773)	(817)
Accrued income taxes	(1,498)	(810)
Net cash provided by operating activities	39,981	9,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(14,641)
Proceeds from maturities of marketable securities	6,680	13,250
Life insurance premiums paid	(155)	(155)
Purchases of property, plant and equipment	(3,368)	(7,392)
Net cash provided by (used for) investing activities	3,157	(8,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(11,776)	(9,408)
Shares purchased and retired	(2,063)	(5,649)
Net proceeds from stock options exercised	—	161
Taxes paid related to the net share settlement of equity awards	—	(5)
Proceeds from bank borrowings	33,947	151,358
Repayments of bank borrowings	(40,996)	(150,149)
Net cash used for financing activities	(20,888)	(13,692)

Effect of exchange rate changes on cash and cash equivalents	427	69

Net increase (decrease) in cash and cash equivalents	$22,677	$(13,174)

CASH AND CASH EQUIVALENTS at beginning of year	9,799	22,973

CASH AND CASH EQUIVALENTS at end of year	$32,476	$9,799

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$914	$7,604
Interest paid	$72	$244

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

1. NATURE OF OPERATIONS

Weyco Group, Inc. (the “Company”) designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of e-commerce businesses and five brick and mortar stores in the United States as of December 31, 2020 (subsequently reduced to four locations in early 2021). Retail sales are made directly to consumers by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

In late 2020, the Company decided to close Florsheim Europe, which includes a small wholesale business and two retail stores. Total sales at Florsheim Europe were $2.6 million in 2020. The closing of Florsheim Europe is not expected to have a material impact on the Company’s consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include all of the Company’s majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. The COVID-19 pandemic has had and continues to have a significant impact on the Company’s business. Management’s estimates and assumptions used in the preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP, take into account both current and expected potential future impacts of the pandemic on the Company’s business based on available information. Actual results specifically related to inventory reserves, realizability of deferred tax assets, goodwill and trademarks could materially differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2020 and 2019, the Company’s cash and cash equivalents included investments in U.S. treasury bills, money market accounts, and/or cash deposits at various banks. The Company periodically has cash balances in excess of insured amounts. The Company has not experienced any losses on deposits in excess of insured amounts.

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

Two of the Company’s large customers filed for bankruptcy during 2020. J.C. Penney Company, Inc. and affiliated entities (“JCP”) filed for bankruptcy in May 2020, and Tailored Brands, Inc. (“TB”) filed for bankruptcy in August 2020. The Company had outstanding receivable balances with JCP and TB totaling $3.3 million and $1.1 million, respectively, at the time of the bankruptcy filings. While the ultimate resolution of the bankruptcy proceedings and collectability of the receivables are not known, it was deemed likely the

Company will incur losses with respect to all or a significant portion of these receivables, and therefore, wrote them off. In late 2020, the Company recovered approximately $100,000 of the TB receivable.

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

Impairment of Long-Lived Assets - Property, plant, equipment and operating lease right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the asset. As a result of the COVID-19 pandemic, the Company identified indicators of impairment for its retail stores worldwide. The Company performed undiscounted cash flow analyses over the long-lived assets of its retail stores and compared them to the carrying value of those assets. Based on these undiscounted cash flow analyses, the Company determined that certain long-lived assets had carrying values that exceeded their estimated undiscounted cash flows. As a result, the Company recognized $1.9 million for the impairment of retail store fixed assets and $1.2 million for the impairment of operating lease right-of-use assets during 2020. In 2019, impairment charges of $259,000 were taken to write down the value of certain assets relating to other operations. These charges were recorded within selling and administrative expenses within the Consolidated Statements of Earnings.

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

Operating lease costs are recognized on a straight-line basis over the lease term and are included in selling and administrative expenses. Variable lease payments that do not depend on a rate or index, payments associated with non-lease components, and short-term rentals (leases with terms less than 12 months) are expensed as incurred. See Note 7.

Goodwill - Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from a business acquisition. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company’s goodwill resulted from the 2011 acquisition of the BOGS and Rafters brands, and is assigned to its wholesale segment. See Note 8.

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

Income Taxes - Deferred income taxes are provided on temporary differences arising from differences in the basis of assets and liabilities for income tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted income tax rates in effect. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date. The Company records interest and penalties associated with unrecognized tax benefits within interest expense and provision for income taxes, respectively. See Note 13.

Revenue Recognition – The Company’s revenue contracts represent a single performance obligation to sell its products to its customers. Sales are recorded at the time control of the product is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the products.  Wholesale revenue is generally recognized upon shipment of the product, as that is when the customer obtains control of the promised goods. Shipping and handling activities that occur after control of the product transfers to the customer are treated as fulfillment activities, not as a separate performance obligation. Retail revenue is generated primarily from the sale of footwear to customers through the Company’s websites and at retail locations.  For sales made through the Company’s websites, revenue is recognized upon shipment to the customer.  For in-store sales, the Company recognizes revenue at the point of sale. Sales taxes collected from website or retail sales are excluded from the Company’s reported net sales. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $1.2 million in 2020 and $3.0 million in 2019.

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

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs), rent and depreciation. Consolidated distribution costs were $14.8 million in 2020 and $16.4 million in 2019.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were  $7.6 million and $12.8 million in 2020 and 2019, respectively. Advertising expenses are primarily included in selling and administrative expenses.

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

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains and losses were not material to the Company’s financial statements in 2020 and 2019.

Financial Instruments – At December 31, 2020, the Company had foreign exchange contracts outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.3 million U.S. dollars. The Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.5 million U.S. dollars at a price of approximately $2.1 Australian dollars.  These contracts expire in 2021.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in the Company’s net sales or cost of sales. In 2020 and 2019, realized gains and losses on foreign exchange contracts were not material to the Company’s financial statements.

Earnings Per Share - Basic earnings per share excludes any dilutive effects of restricted stock and options to purchase common stock. Diluted earnings per share includes any dilutive effects of restricted stock and options to purchase common stock. See Note 16.

Comprehensive Income (Loss) – Comprehensive income (loss) includes net earnings (loss) and changes in accumulated other comprehensive loss. Comprehensive income (loss) is reported in the Consolidated Statements of Comprehensive Income. See Note 12 for more details regarding changes in accumulated other comprehensive loss.

Share-Based Compensation - At December 31, 2020, the Company had two share-based employee compensation plans, which are described more fully in Note 18. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation. The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk – There was one individual customer accounts receivable balance outstanding that represented 15% of the Company’s gross accounts receivable balance at December 31, 2020. There was one individual customer accounts receivable balance outstanding that was 10% of the Company’s gross accounts receivable balance at December 31, 2019. There were no individual customers with sales above 10% of the Company’s total sales in 2020 and 2019.

New Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses (Topic 326), which amends the accounting for credit losses on purchased financial assets and available-for-sale debt securities with credit deterioration. This ASU requires the measurement of all expected credit losses for financial assets, including accounts receivables, held at the reporting date based upon current conditions, historical experience and reasonable forecasts. This ASU is effective for annual reporting periods beginning after December 15, 2019. The Company adopted ASU No. 2016-13 on January 1, 2020 and noted no significant changes to the Company's financial position or results of operations.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.  ASU 2018-14 modifies and clarifies the required disclosures for employers that sponsor defined benefit pension or other postretirement plans. These amendments remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted ASU 2018-14 in the year ended December 31, 2020.  Adoption of the new standard did not impact the Company’s earnings or cash flows, as it only impacts disclosures.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

Not Yet Adopted

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

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the sources of data and assumptions used to develop the fair value measurements:

●	Level 1 - unadjusted quoted market prices in active markets for identical assets or liabilities that are publicly accessible.
●	Level 2 - quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
●	Level 3 - unobservable inputs that reflect the Company’s assumptions, consistent with reasonably available assumptions made by other market participants.

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

4. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of December 31, 2020 and 2019. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2020		2019
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$2,215	$2,249	$5,904	$5,915
Due from one through five years	7,420	7,830	8,336	8,621
Due from six through ten years	3,057	3,608	4,255	4,618
Due from eleven through twenty years	2,323	2,547	3,223	3,430
Total	$15,015	$16,234	$21,718	$22,584

The unrealized gains and losses on marketable securities at December 31, 2020 and 2019 were as follows:

	2020		2019
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(Dollars in thousands)
Municipal bonds	$1,219	$—	$866	$—

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. The Company determined that no other-than-temporary impairment exists for the years ended December 31, 2020 and 2019.

5. INVENTORIES

At December 31, 2020 and 2019, inventories consisted of:

	2020	2019

	(Dollars in thousands)
Finished shoes	$78,158	$105,340
LIFO reserve	(19,133)	(18,627)
Total inventories	$59,025	$86,713

Finished shoes included inventory in-transit of $7.1 million and $18.3 million at December 31, 2020 and 2019, respectively. At both December 31, 2020 and 2019, approximately 91% of the Company’s inventories were valued by the LIFO method of accounting while approximately 9% were valued by the FIFO method of accounting. The Company reduced its inventory levels in 2020 in light of decreased demand resulting from the COVID-19 pandemic.

During 2020, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2020 purchases; the effect of the liquidations decreased cost of sales by $261,000. During 2019, there were liquidations of LIFO inventory quantities which resulted in immaterial decreases in cost of sales.

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2020 and 2019, property, plant and equipment consisted of:

	2020	2019

	(Dollars in thousands)
Land and land improvements	$3,793	$3,793
Buildings and improvements	32,154	26,912
Machinery and equipment	36,380	34,032
Retail fixtures and leasehold improvements	3,830	10,112
Construction in progress	637	5,273
Property, plant and equipment	76,794	80,122
Less: Accumulated depreciation	(46,035)	(47,908)
Property, plant and equipment, net	$30,759	$32,214

In early 2020, the Company completed a project to expand its office space within its corporate headquarters. Costs related to this project were included in construction in progress as of December 31, 2019, and are now reflected in their respective asset classifications. The decrease in retail fixtures and leasehold improvements in 2020 was primarily due to the impairment of retail store fixed assets and the disposal of fixed assets in connection with the early closing of three unprofitable retail stores in the U.S. in the third quarter of 2020.

7. LEASES

The Company leases retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2021 and 2030.  Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of the Company’s operating lease costs were as follows (dollars in thousands):

	Twelve Months Ended December 31,
	2020	2019

Operating lease costs	$6,714	$8,592
Variable lease costs (1)	30	71
Total lease costs	$6,744	$8,663

(1)	Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of December 31, 2020 (dollars in thousands):

Operating
Leases
2021	$4,562
2022	3,246
2023	2,126
2024	1,317
2025	632
Thereafter	945
Total lease payments	12,828
Less imputed interest	(849)
Present value of lease liabilities	$11,979

The operating lease liabilities are classified in the consolidated balance sheets as follows (dollars in thousands):

	December 31,2020	December 31,2019

Operating lease liabilities - current	$4,245	$6,505
Operating lease liabilities - non-current	7,734	14,110
Total	$11,979	$20,615

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%.  As of December 31, 2020, the Company’s leases have a weighted-average remaining lease term of 3.8 years. The decrease in lease liabilities in 2020 was primarily due to the early closing of three unprofitable retail stores in the U.S. and lease expirations at Florsheim Australia.

Supplemental cash flow information related to the Company’s operating leases is as follows (dollars in thousands):

	Twelve Months Ended December 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities	$6,746	$8,868
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$216	$28,263

8. INTANGIBLE ASSETS

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets consisted of the following as of December 31, 2020 and 2019 (in thousands):

Indefinite-Lived
Intangible Assets
Goodwill	$11,112
Trademarks	32,868
Total	$43,980

The Company evaluates goodwill for impairment annually as of December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. Given the substantial reduction in sales, reduced cash flow projections, and the decrease in the Company’s market capitalization in 2020 due to the impact of the COVID-19 pandemic on macroeconomic conditions, the Company determined that potential impairment indicators were present and that impairment assessments were warranted for its goodwill and trademarks at each quarterly interim period in 2020, and again at December 31, 2020. No impairment charges were recorded on the Company’s goodwill or trademarks during 2020.

In conducting the year-end goodwill impairment assessment, the estimated fair value of the Company’s wholesale reporting unit was determined using a discounted cash flows analysis and market comparisons. As of December 31, 2020, the fair value of the Company’s wholesale reporting unit exceeded its carrying value by 37%; therefore, no impairment was recorded on the goodwill. There has never been an impairment recorded on this goodwill.

In evaluating trademarks, estimated fair values were determined using discounted cash flows and implied royalty rates. Based on the results of the trademark assessments, the Company concluded that the fair values of the trademarks substantially exceeded their respective carrying values. Therefore, no impairment was recorded on the Company’s trademarks.

The Company can make no assurances that its goodwill or trademarks will not be impaired in the future. When preparing a discounted cash flow analysis, the Company makes a number of key estimates and assumptions regarding future cash flows and growth. The discount rate used is based on the Company’s weighted average cost of capital, which includes assumptions such as market capital structure, market beta, risk-free rate of return, and estimated costs of borrowing.  Changes in key estimates assumptions, and macroeconomic conditions, and/or continued deterioration of the Company’s market capitalization and business, could lead to an impairment charge in a future period.

The Company’s amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

		December 31, 2020			December 31, 2019
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,294)	$1,206	$3,500	$(2,061)	$1,439
Total amortizable intangible assets		$3,500	$(2,294)	$1,206	$3,500	$(2,061)	$1,439

The amortizable intangible assets are included within other assets in the Consolidated Balance Sheets. See Note 9.

The Company recorded amortization expense for intangible assets of $233,000 in 2020 and in 2019, respectively. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense will be approximately $233,000 in each of the years 2021 through 2025, and approximately $40,000 thereafter.

9. OTHER ASSETS

Other assets included the following amounts at December 31, 2020 and 2019:

	2020	2019

	(Dollars in thousands)
Cash surrender value of life insurance	$18,447	$17,681
Amortizable intangible assets, net (See Note 8)	1,206	1,439
Investment in real estate	2,173	2,189
Other	2,175	2,365
Total other assets	$24,001	$23,674

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $18.2 million in aggregate as of December 31, 2020.

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

10. SHORT-TERM BORROWINGS

At December 31, 2020, the Company had a $30 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at the LIBOR plus 1.35% and expires on November 4, 2021. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type.

At December 31, 2020, there was no amounts outstanding on the Company’s line of credit. The highest balance on the current and prior line of credit during 2020 was $8.5 million. At December 31, 2019, outstanding borrowings under a previous revolving line of credit with the Company's former bank were approximately $7.0 million at an interest rate of 2.5%.

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

The Company’s funding policy for the defined benefit pension plan is to make contributions to the plan such that all employees’ benefits will be fully provided by the time they retire. Plan assets are stated at fair value and consist primarily of equity securities and fixed income securities, mainly U.S. government and corporate obligations.

The Company follows ASC 715, Compensation – Retirement Benefits,  which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in their statements of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income (loss). In addition, ASC 715 requires employers to measure the funded status of their plans as of the date of their year-end statements of financial position. ASC 715 also requires additional disclosures regarding amounts included in accumulated other comprehensive loss.

The Company’s pension plan’s weighted average asset allocation at December 31, 2020 and 2019, by asset category, was as follows:

	Plan Assets at December 31,
	2020	2019
Asset Category:
Equity Securities	59%	55%
Fixed Income Securities	32%	36%
Other	9%	9%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.00%long-term rate of return on assets assumption for both 2020 and 2019.

The following discount rates were used to determine the funded status of the pension plans as of December 31, 2020 and 2019:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2020	2019	2020	2019
Discount rate for determining funded status	2.47%	3.35%	2.51%	3.38%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2020 and 2019:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2020	2019	2020	2019

	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$50,552	$45,010	$18,460	$15,891
Service cost	383	463	—	—
Interest cost	1,450	1,801	562	659
Actuarial loss	6,067	5,660	2,485	2,355
Benefits paid	(2,426)	(2,382)	(382)	(445)
Projected benefit obligation, end of year	$56,026	$50,552	$21,125	$18,460

Change in plan assets
Fair value of plan assets, beginning of year	$41,036	$37,353	$—	$—
Actual return on plan assets	4,917	6,528	—	—
Administrative expenses	(383)	(463)	—	—
Contributions	—	—	382	445
Benefits paid	(2,426)	(2,382)	(382)	(445)
Fair value of plan assets, end of year	$43,144	$41,036	$—	$—
Funded status of plan	$(12,882)	$(9,516)	$(21,125)	$(18,460)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities - other	$—	$—	$(473)	$(453)
Long-term pension liability	(12,882)	(9,516)	(20,652)	(18,007)
Net amount recognized	$(12,882)	$(9,516)	$(21,125)	$(18,460)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $5,435, $4,478, $2,275 and $1,684, respectively	$15,468	$12,745	$6,475	$4,792
Prior service cost (credit) net of income tax liability of $0, $0, $4 and ($12), respectively	—	—	12	(34)
Net amount recognized	$15,468	$12,745	$6,487	$4,758

As noted above, benefit accruals under the pension plan were frozen, effective December 31, 2016. Therefore, the accumulated benefit obligation of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ projected benefit obligations, as shown in the above table, at December 31, 2020 and 2019. The increase in the projected benefit obligations in 2020 was primarily due to a decrease in the discount rates.

Assumptions used in determining pension expense for the years ended December 31, 2020 and 2019 were:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2020	2019	2020	2019
Discount rate for projected benefit obligation	3.35%	4.38%	3.38%	4.42%
Discount rate for determining interest cost	2.92%	4.05%	3.07%	4.19%
Long-term rate of return on plan assets	7.00%	7.00%	—	—

The components of pension expense for the years ended December 31, 2020 and 2019, were:

	2020	2019

	(Dollars in thousands)
Service cost	$383	$463
Interest cost	2,012	2,460
Expected return on plan assets	(2,761)	(2,502)
Net amortization and deferral	763	626
Pension expense	$397	$1,047

The components of pension expense other than the service cost component were included in “other income (expense), net” in the Consolidated Statements of Earnings.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the Company expects that any cash contributions necessary to satisfy these requirements in 2021 would not be material.

Projected benefit payments for the plans at December 31, 2020, were estimated as follows:

	Defined Benefit	Supplemental
	Pension Plan	Pension Plan

	(Dollars in thousands)
2021	$2,835	$473
2022	$2,826	$525
2023	$2,878	$695
2024	$2,892	$766
2025	$2,885	$899
2026 - 2030	$14,376	$5,580

The following table summarizes the fair value of the Company’s pension plan assets at December 31, 2020, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2020
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$17,194	$2,196	$—	$19,390
Preferred stocks	245	27	—	272
Exchange traded funds	6,033	—	—	6,033
Corporate obligations	—	4,349	—	4,349
State and municipal obligations	—	821	—	821
Pooled fixed income funds	7,117	—	—	7,117
U.S. government securities	—	763	—	763
Marketable CD’s	—	513	—	513
Cash and cash equivalents	3,817	—	—	3,817
Subtotal	$34,406	$8,669	$—	$43,075
Other assets (1)				69
Total				$43,144

(1)	This category represents trust receivables that are not leveled.

The following table summarizes the fair value of the Company’s pension plan assets at December 31, 2019, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2019
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$15,464	$2,026	$—	$17,490
Preferred stocks	287	29	—	316
Exchange traded funds	5,213	—	—	5,213
Corporate obligations	—	4,626	—	4,626
State and municipal obligations	—	1,062	—	1,062
Pooled fixed income funds	7,598	—	—	7,598
U.S. government securities	—	364	—	364
Marketable CD’s	—	806	—	806
Cash and cash equivalents	3,470	—	—	3,470
Subtotal	$32,032	$8,913	$—	$40,945
Other assets (1)				91
Total				$41,036

(1)	This category represents trust receivables that are not leveled.

The Company also has a defined contribution plan covering substantially all employees. The Company contributed $875,000 and $941,000 to the plan in 2020 and 2019, respectively.

12. Comprehensive Income (Loss)

The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2020	2019

	(Dollars in thousands)
Foreign currency translation adjustments	$(6,050)	$(7,033)
Pension liability, net of tax	(21,955)	(17,503)
Total accumulated other comprehensive loss	$(28,005)	$(24,536)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss (dollars in thousands):

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Balance, December 31, 2019	$(7,033)	$(17,503)	$(24,536)
Other comprehensive income (loss) before reclassifications	983	(5,017)	(4,034)
Amounts reclassified from accumulated other comprehensive loss	—	565	565
Net current period other comprehensive income ( loss)	983	(4,452)	(3,469)
Balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2020 and 2019 (dollars in thousands):

	Amounts reclassified
	from accumulated other
	comprehensive loss for the				Affected line item in the
	year ended December 31,				statement where net income
	2020		2019		is presented
Amortization of defined benefit pension items
Prior service cost	$(63)	(1)	$(63)	(1)	Other income (expense), net
Actuarial losses	826	(1)	689	(1)	Other income (expense), net
Total before tax	763		626
Tax benefit	(198)		(163)
Net of tax	$565		$463

(1)	These amounts were included in the computation of pension expense. See Note 11 for additional details.

13. INCOME TAXES

The provision for income taxes included the following components for the years ended December 31, 2020 and 2019:

	2020	2019

	(Dollars in thousands)
Current:
Federal	$(1,954)	$4,784
State	(154)	1,510
Foreign	784	777
Total	(1,324)	7,071
Deferred	2,755	(869)
Total provision	$1,431	$6,202

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2020 and 2019:

	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.8	4.3
Non-taxable municipal bond interest	1.3	(0.4)
Net Operating Loss Carryback Under the CARES Act	10.4	—
Foreign income tax rate differences	(24.3)	—
Reversal of deferred tax assets on foreign net operating losses	(28.4)	—
Tax settlements	—	(1.2)
Share-based compensation	(1.0)	0.2
Other	(1.1)	(1.0)
Effective tax rate	(20.3)%	22.9%

The foreign component of pretax net earnings was a loss of $5,552,000 and a loss of $2,127,000 for 2020 and 2019, respectively.

In response to the global impacts of COVID-19 on U.S. companies and citizens, the U.S. government enacted the CARES Act on March 27, 2020.  The CARES Act included several tax relief options for companies, including a five-year net operating loss carryback.  The Company will carry back its 2020 net operating loss to 2015, when the statutory federal tax rate was 35%.

The Company's foreign subsidiaries, Florsheim Australia and Florsheim Europe, had net operating losses this year, and the Company determined it was more likely than not that current year tax benefits would not be realized, and recorded no current year tax provision for these entities, causing the majority of the negative foreign income tax rate differences noted above.

The Company determined it is more likely than not that $2.0 million of deferred tax assets related to foreign tax carryforwards will not be realized, and reversed them in 2020.

The components of deferred taxes at December 31, 2020, and 2019 were as follows:

	2020	2019

	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$269	$197
Pension liability	8,842	7,274
Accrued liabilities	1,720	1,794
Operating lease liabilities	2,716	4,475
Carryfoward losses	—	1,727
Foreign currency losses on intercompany loans	58	39
	13,605	15,506
Deferred income tax liabilities:
Inventory and related reserves	(3,149)	(2,795)
Cash value of life insurance	(485)	(431)
Property, plant and equipment	(1,285)	(1,195)
Intangible assets	(7,913)	(7,482)
Operating lease right-of-use assets	(2,087)	(3,960)
Prepaid expenses and other assets	(365)	(241)
	(15,284)	(16,104)
Net deferred income tax liabilities	$(1,679)	$(598)

The net deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2020	2019

	(Dollars in thousands)
Non-current deferred income tax benefits	$1,235	$2,487
Non-current deferred income tax liabilities	(2,914)	(3,085)
Net deferred income tax liabilities	$(1,679)	$(598)

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2020	2019

	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$636	$772
Increases related to current year tax positions	257	190
Decreases due to settlements of tax positions	—	(275)
Decreases due to lapsing of statute of limitations	(60)	(51)
Unrecognized tax benefits balance at December 31,	$833	$636

The unrecognized tax benefits at December 31, 2020 and 2019, include $155,000 and $115,000, respectively, of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2020 and 2019.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2017 through 2020 tax years remain subject to examination by those taxing authorities.

14. COMMITMENTS

At December 31, 2020, the Company had purchase commitments of $43.2 million to purchase inventory, all of which were due in less than one year.

15. SHARE REPURCHASE PROGRAM

In 1998, the Company’s share repurchase program was established. On several occasions since the program’s inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase.

In 2020, the Company purchased 106,490 shares at a total cost of $2.1 million through its share repurchase program. In 2019, the Company purchased 222,740 shares at a total cost of $5.6 million through its share repurchase program. As of December 31, 2020, there were 335,780 authorized shares remaining under the program.

16. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2020 and 2019:

	2020	2019

	(In thousands, except per share amounts)
Numerator:
Net earnings (loss)	$(8,485)	$20,882

Denominator:
Basic weighted average shares outstanding	9,757	9,904
Effect of dilutive securities:
Employee share-based awards	—	49
Diluted weighted average shares outstanding	9,757	9,953

Basic earnings (loss) per share	$(0.87)	$2.11

Diluted earnings (loss) per share	$(0.87)	$2.10

The year ended December 31,2020, resulted in a net loss, therefore there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Diluted weighted average shares outstanding for 2020 exclude anti-dilutive share-based awards totaling 1,232,000 shares at a weighted average price of $25.35. Diluted weighted average shares outstanding for 2019 excludes anti-dilutive share-based awards totaling 825,000 shares at a weighted average price of $27.98.

Unvested restricted stock awards provide holders with dividend rights prior to vesting, however, such rights are forfeitable if the awards do not vest. As a result, unvested restricted stock awards are not participating securities and are excluded from the computation of earnings per share.

17. SEGMENT INFORMATION

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The Company’s Chief Executive Officer, evaluates the performance of the Company’s segments based on earnings (loss) from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2020 and 2019, there was no single customer with sales of 10% or more of the Company’s total sales.

In the retail segment, the Company operated e-commerce businesses and five brick and mortar retail stores in the United States at December 31, 2020. Retail sales are made directly to the consumer by Company employees. Retail stores sell the Company’s branded footwear, primarily Florsheim, and accessories.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2020 and 2019 was as follows:

	Wholesale		Retail		Other		Total

	(Dollars in thousands)
2020
Product sales	$151,012		$21,499		$21,690		$194,201
Licensing revenues	1,174		—		—		1,174
Net sales	152,186		21,499		21,690		195,375
Depreciation	1,973		211		717		2,901
Earnings (loss) from operations	975	(1)	(1,073)	(2)	(7,500)	(3)	(7,598)
Total assets	222,255		7,374		27,090		256,719
Capital expenditures	3,095		30		243		3,368

2019
Product sales	$239,091		$25,231		$36,653		$300,975
Licensing revenues	3,036		—		—		3,036
Net sales	242,127		25,231		36,653		304,011
Depreciation	2,088		315		889		3,292
Earnings (loss) from operations	27,755		2,791		(3,506)		27,040
Total assets	250,266		11,783		34,868		296,917
Capital expenditures	6,902		20		470		7,392

(1)	Includes $2.0 million in employee costs related to restructuring and temporary closures, $4.3 million from two large customer receivable write-offs due to bankruptcies filed during the pandemic, and $0.2 million in other related charges, partially offset by $1.7 million of income from government wage subsidies.
(2)	Includes $0.3 million in employee costs related to restructuring and temporary closures, $1.0 million for the impairment of retail store fixed assets, and $1.5 million in early lease termination charges, partially offset by $0.2 million of income from government wage subsidies.
(3)	Includes $3.6 million in employee costs related to restructuring and temporary closures, $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $2.0 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.3 million in related charges, partially offset by $3.5 million of income from government wage and rent subsidies.

All North American corporate office assets are included in the wholesale segment. Transactions between segments primarily consist of sales between the wholesale and retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2020 and 2019:

	2020	2019

	(Dollars in thousands)
Net Sales
United States	$155,955	$245,073
Canada	17,730	22,285
Europe	2,600	6,223
Australia	15,252	22,459
Asia	1,969	5,085
South Africa	1,869	2,886
Total	$195,375	$304,011

Long-Lived Assets
United States	$77,975	$81,603
Other	9,756	16,972
	$87,731	$98,575

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), operating lease ROU assets, goodwill, trademarks, investment in real estate and amortizable intangible assets.

18. SHARE-BASED COMPENSATION PLANS

At December 31, 2020, the Company had two share-based compensation plans: the 2014 Incentive Plan and the 2017 Incentive Plan (collectively, “the Plans”). Awards are no longer granted under the 2014 Incentive Plan; however, awards previously granted under such plan continue in accordance with their terms.  Options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant, and the Company also grants restricted stock awards. The Company issues new common stock to satisfy stock option exercises as well as the issuance of restricted stock awards.

Stock options and restricted stock awards were granted in both 2020 and 2019. Stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Stock options granted in 2020 and 2019 vest ratably over five years and expire 10 years from the grant date. Restricted stock granted in 2020 and 2019 vests ratably over four years. As of December 31, 2020, there were approximately 663,000  shares remaining available for share-based awards under the 2017 Incentive Plan.

Stock option exercises can be net share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. The net share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. No shares were withheld in 2020. In 2019, approximately 11,000 shares were withheld, and were based on the value of the stock on the exercise dates. Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $0 in 2020 and $5,000 in 2019; such payments  are reflected as a financing activity within the consolidated statements of cash flows.

In accordance with ASC 718, share-based compensation expense of approximately $1.4 million and $1.5 million was recognized in 2020 and 2019, respectively, for stock options and restricted stock awards granted since 2015. An estimate of forfeitures, based on historical data, was included in the calculation of share-based compensation.

At December 31, 2020, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2017 through 2020 which is expected to be recognized over the weighted-average remaining vesting period of 3.2 years. At December 31, 2019, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted stock awards granted in the years 2016 through 2019, which is expected to be recognized over the weighted-average remaining vesting period of 3.5 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2020 and 2019:

	2020	2019
Risk-free interest rate	0.54%	1.55%
Expected dividend yield	5.33%	4.11%
Expected term	8.0	8.0
Expected volatility	26.4%	24.0%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2020		2019
		Weighted Average		Weighted Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,176,770	$27.14	1,173,620	$27.96
Granted	188,600	18.00	192,650	23.45
Exercised	—	—	(18,795)	27.75
Forfeited or expired	(239,987)	27.09	(170,705)	28.56
Outstanding at end of year	1,125,383	$25.62	1,176,770	$27.14

Exercisable at end of year	640,012	$26.77	703,030	$26.71

Weighted average fair market value of options granted	$2.01		$3.32

	Weighted Average Remaining
	Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2020	5.4	$—
Exercisable - December 31, 2020	3.1	$—

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 31, 2020 of $15.84 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options. The respective exercise prices of all of the Company’s outstanding stock operations were higher than the closing price of the Company’s common stock as of December 31, 2020, therefore, the aggregate intrinsic value of the Company’s stock options is zero.

Non-vested Stock Options

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Fair Value
Non-vested - December 31, 2018	481,613	$29.46	$4.49
Granted	192,650	23.45	3.32
Vested	(193,838)	27.59	3.87
Forfeited	(6,685)	29.94	4.87
Non-vested - December 31, 2019	473,740	$27.77	$4.26
Granted	188,600	18.00	2.01
Vested	(165,824)	27.48	3.99
Forfeited	(11,145)	27.54	4.27
Non-vested - December 31, 2020	485,371	$24.08	$3.48

44

The following table summarizes information about outstanding and exercisable stock options at December 31, 2020:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
	Options	Contractual Life	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	(in Years)	Price	Exercisable	Price
$18.00	188,600	9.7	$18.00	—	$—
$23.38 to $25.86	623,050	3.4	$24.93	477,884	$25.40
$27.04 to $37.22	313,733	7.1	$31.55	162,128	$30.80
	1,125,383	5.4	$25.62	640,012	$26.77

The following table summarizes stock option activity for the years ended December 31:

	2020	2019

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$—	$87
Net proceeds from stock option exercises	$—	$161
Income tax benefit from the exercise of stock options	$—	$23
Total fair value of stock options vested	$661	$750

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2019 and 2020:

	Shares of Restricted	Weighted Average
	Stock	Grant Date Fair Value
Non-vested - December 31, 2018	61,480	$30.74
Issued	31,000	23.48
Vested	(23,745)	29.10
Forfeited	—	—
Non-vested - December 31, 2019	68,735	$28.04
Issued	30,800	18.00
Vested	(27,045)	28.04
Forfeited	—	—
Non-vested - December 31, 2020	72,490	$23.77

At December 31, 2020, the Company expected 72,490 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.7 years. These shares had an aggregate intrinsic value of $1.1 million at December 31, 2020. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 31, 2020 of $15.84 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $127,000 in 2020 and $152,000 in 2019.

19. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total

	(Dollars in thousands)
BALANCE, DECEMBER 31, 2018	$951	$1,335	$2,286
Add - Additions charged to earnings	122	4,489	4,611
Deduct - Charges for purposes for which reserves were established	(87)	(4,401)	(4,488)
BALANCE, DECEMBER 31, 2019	$986	$1,423	$2,409
Add - Additions charged to earnings	5,289	3,380	8,669
Deduct - Charges for purposes for which reserves were established	(4,850)	(3,562)	(8,412)
BALANCE, DECEMBER 31, 2020	$1,425	$1,241	$2,666

45

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Information About the Company’s Executive Officers” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2021 (the “2021 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Reporting Delinquencies,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11     EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2021 Proxy Statement in sections entitled “Summary Compensation Table,” “Outstanding Equity Awards at December 31, 2020,” “Pension Benefits,” “Employment Contracts and Potential Payments Upon Termination or Change of Control” and “Director Compensation,” and is incorporated herein by reference.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2021 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2020:

	(a)	(b)	(c)
	Number of	Weighted-Average	Number of Securities Remaining
	Securities to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of Outstanding	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,125,383	$25.62	662,870
Equity compensation plans not approved by shareholders	-	-	-
Total	1,125,383	$25.62	662,870

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2021 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2021 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2020 Annual Report on Form 10-K.
(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
2.1

Stock Purchase Agreement, relating to The Combs Company dated March 2, 2011 by and among Weyco Group, Inc. and The Combs Company, d/b/a Bogs Footwear,  William G. Combs and Sue Combs (excluding certain schedules and exhibits referred to in the agreement, which the registrant hereby agrees to furnish supplementally to the SEC upon request of the SEC)

Exhibit 2.1 to Form 8-K filed March 7, 2011

3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws of Weyco Group, Inc. as amended and restated as of March 9, 2021	Exhibit 3.1 to Form 8-K filed March 9, 2021

4.1	Description of Securities of the Registrant	Exhibit 4.1 to Form 10-K for Year Ended December 31, 2019

10.3*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.4*	Employment Agreement (Renewal) - Thomas W. Florsheim, Jr., dated January 1, 2020	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2019

10.5*	Employment Agreement (Renewal) - John W. Florsheim, dated January 1, 2020	Exhibit 10.5 to Form 10-K for Year Ended December 31, 2019

10.6*	Excess Benefits Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016

10.7*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.7a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016

10.8*	Deferred Compensation Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016

10.9	Credit Agreement, dated as of November 4, 2020, between Weyco Group, Inc. and Associated Bank, National Association	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2020

10.10	Revolving Loan Note, dated November 4, 2020, between Weyco Group, Inc. and Associated Bank, National Association	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2020

10.11	Security Agreement with Associated Bank, dated November 4, 2020	Exhibit 10.3 to Form 10-Q for Quarter Ended September 30, 2020

10.12*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.14*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014

10.15*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 9, 2017

10.15a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21a to Form 10-Q for Quarter Ended September 30, 2017

10.15b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21b to Form 10-Q for Quarter Ended September 30, 2017

10.15c*	Form of restricted stock agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21c to Form 10-Q for Quarter Ended September 30, 2017

21	Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL ( Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Earnings for the years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019; (iv) Consolidated Statements of Equity for the years ended December 31, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

X

104	The cover page from the Company's Annual Report on Form 10-K for the year-ended December 31, 2020, formatted in iXBRL (included in Exhibit 101).		X

* Management contract or compensatory plan or arrangement

ITEM 16     FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/John F. Wittkowske	March 12, 2021
John F. Wittkowske, Senior Vice President, Chief Financial Officer and
Secretary

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Florsheim, Jr., John W. Florsheim, and John F. Wittkowske, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 12, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

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