Form 10-Q
period 2021-03-31
WEYCO GROUP INC
filed 2021-05-10
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐ No ⌧

As of April 23, 2021, there were 9,735,467 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following consolidated condensed balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared by Weyco Group, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$24,860	$32,476
Investments, at fair value	20,011	—
Marketable securities, at amortized cost	1,483	2,215
Accounts receivable, net	32,317	34,631
Income tax receivable	853	1,374
Inventories	47,340	59,025
Prepaid expenses and other current assets	3,951	4,610
Total current assets	130,815	134,331

Marketable securities, at amortized cost	11,804	12,800
Deferred income tax benefits	1,218	1,235
Property, plant and equipment, net	30,196	30,759
Operating lease right-of-use assets	10,538	9,613
Goodwill	11,112	11,112
Trademarks	32,868	32,868
Other assets	24,164	24,001
Total assets	$252,715	$256,719

LIABILITIES AND EQUITY:
Accounts payable	$6,605	$8,444
Operating lease liabilities	4,048	4,245
Accrued liabilities	10,640	11,656
Total current liabilities	21,293	24,345

Deferred income tax liabilities	3,001	2,914
Long-term pension liability	33,191	33,534
Operating lease liabilities	8,565	7,734
Other long-term liabilities	245	267
Total liabilities	66,295	68,794

Common stock	9,735	9,797
Capital in excess of par value	67,723	67,178
Reinvested earnings	136,927	138,955
Accumulated other comprehensive loss	(27,965)	(28,005)
Total equity	186,420	187,925
Total liabilities and equity	$252,715	$256,719

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months EndedMarch 31,
	2021	2020

	(In thousands, except per share amounts)

Net sales	$46,900	$63,584
Cost of sales	27,595	40,407
Gross earnings	19,305	23,177

Selling and administrative expenses	17,671	21,836
Earnings from operations	1,634	1,341

Interest income	131	149
Interest expense	(7)	(51)
Other income, net	138	407

Earnings before provision for income taxes	1,896	1,846

Provision for income taxes	571	684

Net earnings	1,325	1,162

Weighted average shares outstanding
Basic	9,680	9,781
Diluted	9,686	9,786

Earnings per share
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Cash dividends declared (per share)	$0.24	$0.24

Comprehensive income (loss)	$1,365	$(1,258)

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,325	$1,162
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	623	733
Amortization	82	71
Bad debt expense	17	145
Deferred income taxes	39	360
Net foreign currency transaction gains	(115)	(356)
Share-based compensation expense	545	351
Pension expense	—	111
Increase in cash surrender value of life insurance	(150)	(135)
Changes in operating assets and liabilities -
Accounts receivable	2,273	4,878
Inventories	11,700	18,704
Prepaid expenses and other assets	572	2,176
Accounts payable	(1,839)	(8,477)
Accrued liabilities and other	(1,425)	(5,410)
Accrued income taxes	522	680
Net cash provided by operating activities	14,169	14,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,720	4,510
Purchases of investment securities	(20,011)	—
Purchases of property, plant and equipment	(73)	(1,797)
Net cash (used for) provided by investing activities	(18,364)	2,713

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,319)	(4,694)
Shares purchased and retired	(1,079)	(1,304)
Proceeds from bank borrowings	—	11,883
Repayments of bank borrowings	—	(18,932)
Net cash used for financing activities	(3,398)	(13,047)

Effect of exchange rate changes on cash and cash equivalents	(23)	(277)

Net (decrease) increase in cash and cash equivalents	$(7,616)	$4,382

CASH AND CASH EQUIVALENTS at beginning of period	32,476	9,799

CASH AND CASH EQUIVALENTS at end of period	$24,860	$14,181

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$24	$235
Interest paid	$7	$51

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2021, may not necessarily be indicative of the results for the full year.

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

2.    New Accounting Pronouncements

Recently Adopted

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

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

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months EndedMarch 31,
	2021	2020

	(In thousands, except per share amounts)
Numerator:
Net earnings	$1,325	$1,162

Denominator:
Basic weighted average shares outstanding	9,680	9,781
Effect of dilutive securities:
Employee share-based awards	6	5
Diluted weighted average shares outstanding	9,686	9,786

Basic earnings per share	$0.14	$0.12

Diluted earnings per share	$0.14	$0.12

Diluted weighted average shares outstanding for the three months ended March 31, 2021, excludes anti-dilutive stock options totaling 1,160,000 shares of common stock at a weighted average price of $24.86. Diluted weighted average shares outstanding for the three months ended March 31, 2020, excludes anti-dilutive stock options totaling 1,190,000 shares of common stock at a weighted average price of $26.74.

4.    Investments

Investments, at fair value

During the first quarter of 2021, the Company invested $20.0 million of cash in highly liquid taxable bond funds. The Company classifies these investments as trading securities and reports them at fair value. There were no significant unrealized gains or losses on these investments in the first quarter of 2021. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a level 1 valuation as defined by ASC 820.

Marketable securities, at amortized cost

The Company also invests in marketable securities. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC Topic 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of March 31, 2021, and December 31, 2020.

	March 31, 2021		December 31, 2020
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$1,483	$1,504	$2,215	$2,249
Due from one through five years	7,141	7,509	7,420	7,830
Due from six through ten years	2,349	2,777	3,057	3,608
Due from eleven through twenty years	2,314	2,504	2,323	2,547
Total	$13,287	$14,294	$15,015	$16,234

The unrealized gains and losses on marketable securities at March 31, 2021, and at December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Municipal bonds	$1,007	$—	$1,219	$—

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of March 31, 2021, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

During the three months ended March 31, 2021, there were no changes in the carrying value of the Company’s indefinite-lived intangible assets (goodwill and trademarks). The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		March 31, 2021			December 31, 2020
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	(2,353)	$1,147	$3,500	(2,294)	$1,206
Total amortizable intangible assets		$3,500	(2,353)	$1,147	$3,500	(2,294)	$1,206

Amortization expense related to the intangible assets was approximately $60,000 in both the first quarters of 2021 and 2020.

6.    Segment Information

The Company has two reportable segments: North American wholesale operations (“wholesale”) and North American retail operations (“retail”). The Company’s Chief Executive Officer evaluates the performance of the Company’s segments based on earnings (loss) from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2021 and 2020, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2021
Product sales	$33,036	$5,618	$7,904	$46,558
Licensing revenues	342	—	—	342
Net sales	$33,378	$5,618	$7,904	$46,900
Earnings (loss) from operations	$1,359	$756	$(481)	$1,634

2020
Product sales	$52,228	$4,761	$6,134	$63,123
Licensing revenues	461	—	—	461
Net sales	$52,689	$4,761	$6,134	$63,584
Earnings (loss) from operations	$2,760	$(89)	$(1,330)	$1,341

7.    Employee Retirement Plans

The components of the Company’s pension expense were as follows:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Service cost	$102	$115
Interest cost	371	500
Expected return on plan assets	(720)	(690)
Net amortization and deferral	247	186
Pension expense	$—	$111

The components of pension expense other than the service cost component were included in "other income, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

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

The components of the Company’s operating lease costs were as follows:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Operating lease costs	$1,334	$1,882
Variable lease costs (1)	20	10
Total lease costs	$1,354	$1,892

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of March 31, 2021:

Operating Leases
(Dollars in thousands)
2021, excluding the quarter ended March 31, 2021	$3,310
2022	3,587
2023	2,567
2024	1,784
2025	1,117
Thereafter	1,261
Total lease payments	13,626
Less imputed interest	(1,013)
Present value of lease liabilities	$12,613

The operating lease liabilities are classified in the consolidated condensed balance sheets (unaudited) as follows:

	March 31, 2021	December 31, 2020

	(Dollars in thousands)
Operating lease liabilities - current	$4,048	$4,245
Operating lease liabilities - non-current	8,565	7,734
Total	$12,613	$11,979

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of March 31, 2021, the Company’s leases have a weighted-average remaining lease term of 3.6 years.

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,387	$1,978
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$2,022	$144

9. Income Taxes

The Company’s provision for income taxes and effective tax rates for the three months ended March 31, 2021 and 2020 are presented in the following table:

	Three Months Ended March 31,
	2021	2020

	(Dollars in thousands)
Earnings before provision for income taxes	$1,896	$1,846
Income tax provision	$571	$684
Effective tax rate	30.1%	37.1%

The Company’s first quarter 2021 and 2020 effective tax rates were negatively impacted because it did not record income tax benefits on foreign subsidiary losses in both periods.

10.  Share-Based Compensation Plans

During the three months ended March 31, 2021, the Company recognized $545,000 of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2020. During the three months ended March 31, 2020, the Company recognized $351,000 of compensation expense associated with stock option and restricted stock awards granted in years 2016 through 2019.

During the first quarter of 2021, the Company’s Board of Directors approved extending the expiration date of stock options granted in years 2015 and 2016. The original expiration date of the stock options granted in 2015 was August 25, 2021, and was extended by two years to August 25, 2023. The original expiration date of the stock options granted in 2016 was August 25, 2022, and was extended by one year to August 25, 2023. The Company recorded an additional $232,000 of compensation expense during the quarter due to the exercise periods of these options being extended.

The following table summarizes the Company’s stock option activity for the three-month period ended March 31, 2021:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2020	1,125,383	$25.62
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2021	1,125,383	$25.62	5.2	$685,000
Exercisable at March 31, 2021	640,512	$26.77	2.8	$—

*     The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on March 31, 2021 of $21.63 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s restricted stock award activity for the three-month period ended March 31, 2021:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2020	72,490	$23.77
Issued	—	—
Vested	(150)	28.77
Forfeited	—	—
Non-vested at March 31, 2021	72,340	$23.76	2.5	$1,565,000

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company’s stock on March 31, 2021 of $21.63 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

At March 31, 2021, the Company had a $30 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2021. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At March 31, 2021, there were no amounts outstanding on the Company’s line of credit. There were also no amounts outstanding on the line of credit during the quarter.

12.  Financial Instruments

At March 31, 2021, the Company had foreign exchange contracts outstanding to sell $5.0 million Canadian dollars at a price of approximately $3.9 million U.S. dollars. The Company’s wholly owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.8 million U.S. dollars at a price of approximately $3.7 million Australian dollars. These contracts expire in 2021. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

13.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months EndedMarch 31,
	2021	2020

	(Dollars in thousands)
Net earnings	$1,325	$1,162
Foreign currency translation adjustments	(143)	(2,558)
Pension liability, net of tax of $64 and $48, respectively	183	138
Total comprehensive income (loss)	$1,365	$(1,258)

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2021	2020

	(Dollars in thousands)
Foreign currency translation adjustments	$(6,193)	$(6,050)
Pension liability, net of tax	(21,772)	(21,955)
Total accumulated other comprehensive loss	$(27,965)	$(28,005)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the three months ended March 31, 2021:

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)
Other comprehensive loss before reclassifications	(143)	—	(143)
Amounts reclassified from accumulated other comprehensive loss	—	183	183
Net current period other comprehensive (loss) income	(143)	183	40
Ending balance, March 31, 2021	$(6,193)	$(21,772)	$(27,965)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2021:

	Amounts reclassified from
	accumulated other
	comprehensive loss for		Affected line item in the
	the three months ended		statement where net income is
	March 31, 2021		presented
Amortization of defined benefit pension items
Prior service cost	$(16)	(1)	Other income, net
Actuarial losses	263	(1)	Other income, net
Total before tax	247
Tax benefit	(64)
Net of tax	$183

(1)	These amounts were included in pension expense. See Note 7 for additional details.

14.  Equity

The following table reconciles the Company’s equity for the three months ended March 31, 2021:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)
Net earnings	—	—	1,325	—
Foreign currency translation adjustments	—	—	—	(143)
Pension liability adjustment, net of tax	—	—	—	183
Cash dividends declared	—	—	(2,336)	—
Share-based compensation expense	—	545	—	—
Shares purchased and retired	(62)	—	(1,017)	—
Balance, March 31, 2021	$9,735	$67,723	$136,927	$(27,965)

The following table reconciles the Company’s equity for the three months ended March 31, 2020:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)
Net earnings	—	—	1,162	—
Foreign currency translation adjustments	—	—	—	(2,558)
Pension liability adjustment, net of tax	—	—	—	138
Cash dividends declared	—	—	(2,357)	—
Share-based compensation expense	—	351	—	—
Shares purchased and retired	(60)	—	(1,244)	—
Balance, March 31, 2020	$9,813	$66,183	$156,386	$(26,956)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's reasonable judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Rafters.  Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“wholesale”) and North American retail operations (“retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of e-commerce businesses and four brick and mortar retail stores in the United States as of March 31, 2021.  Retail sales are made directly to consumers on the Company’s websites, or by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”).  In late 2020, the Company decided to close Florsheim Europe, and management is in the process of winding down this business. The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

The ongoing COVID-19 pandemic continued to adversely impact the Company’s results in the first three months of 2021. After a tough January and February, business improved in March across all of the Company’s brands, a trend that continued through April. The Company believes there are a number of factors behind the improved trajectory, including stimulus checks, pent-up demand, the gradual reopening of offices, as well as consumers planning for events, such as weddings and graduations. While the market remains hard to predict, the Company is encouraged by the current level of demand at retail for its more traditional dress and dress-casual footwear.

BOGS sales rose 32% for the quarter. Throughout the pandemic, BOGS sales have been strong, reflecting the consumer trend toward more time outdoors. BOGS benefitted from late winter weather in February, as it was one of the few weather boot brands to have adequate levels of inventory. Meanwhile, BOGS enjoyed a solid start to Spring with its lightly-insulated lifestyle and garden-oriented products. Orders for Fall 2021 are up significantly for the BOGS brand.

Since the beginning of the pandemic, demand for the Company’s legacy brands (Florsheim, Nunn Bush, and Stacy Adams) has been limited, as consumers spent discretionary dollars on more relaxed and athletic footwear and apparel. While demand improved slightly in the Fall of 2020, the Company did not anticipate significant interest in its dress or dress-casual styles until the second half of 2021, when offices were more fully reopened and consumers were likely returning to social events that required more formal or fashionable attire. However, the Company experienced rising demand across all of its legacy brands for dress and dress-casual footwear in the last month of the quarter, earlier than anticipated. The Company also saw good sell-through performance for this category in the weekly sales data provided by key retailers. While consumer demand is still not at 2019 levels, it is higher than management anticipated. Fortunately, the Company was in a strong inventory position and was able to ship a good portion of these orders. Management believes that the Company is one of the few companies to maintain significant inventory levels of more traditional footwear, and is well-positioned to pick up market share as this segment of the footwear business rebounds.

The Company has made progress in placing and selling more casual relaxed footwear as part of the merchandise mix for all of its legacy brands. Over the past eighteen months, the Company has devoted the majority of its design work toward developing a broad range of casual footwear in line with the respective brand DNA and aesthetic of Florsheim, Nunn Bush, and Stacy Adams. Even with the resurgence of traditional business footwear, the Company believes the investment in its casual lifestyle category is critical to its future success.

The Company continues to see growth in its e-commerce business. The first quarter increase in e-commerce sales was driven by higher sales on the BOGS website. The Company also started to see e-commerce growth for its legacy brands in March, which continued through April. Continued investment in the Company’s e-commerce business is a key part of its strategy and business model moving forward.

The overall business at Florsheim Australia improved this quarter. The related markets have largely opened up and are steadily returning to a pre-pandemic lifestyle. The Company is starting to see retail numbers in the region compare favorably to 2019 sales levels. At the same time, the Company has exited unprofitable stores and renegotiated leases on more favorable terms, which management believes will create a healthier business in the Australian market going forward. The Australian wholesale business was also boosted by a significant increase in the BOGS wholesale business, which is off to a strong start in 2021, on the heels of solid growth last year.

As disclosed last quarter, the Company decided to wind down its Florsheim wholesale and retail businesses in Europe. The Company’s European business has been unprofitable the last few years and the situation worsened with the onset of the pandemic. The Company has reached a licensing agreement with a manufacturer and marketer of footwear brands, based in Florence, Italy, which will enable Florsheim men’s and women’s shoes to be sold in Europe and other select markets beginning in November of 2021.

The Company has brought down inventories to align with lower sales of the legacy brands.  Ending inventory at March 31, 2021, was $47.3 million compared $59.0 million at the end of 2020. With the increased demand for dress and business-casual shoes, the Company has started the process of rebuilding its inventories.  Many of the Company’s large accounts are requesting delivery for “as soon as possible” to replenish their dress shoe inventories in order to meet current higher consumer demand. The Company’s backlog has grown for the third and fourth quarters of 2021, however, forecasting is still challenging as retailers remain somewhat cautious.  Given the long lead times out of Asia, the Company is bringing in extra inventory on its core styles, as well as some of the new casual product that has sold well at retail, to position the Company for a stronger second half as the U.S. economy opens up.  The increased demand for BOGS is also contributing to the Company’s plan for higher inventories.

The Company is currently experiencing price pressure due to increases in freight costs as well as increases in the cost of materials. The Company is trying to cover as much of its needs as possible for this year at current prices, but is planning to increase selling prices in the second half of the year to maintain its gross margins.

Sales and Earnings Highlights

Consolidated net sales for the first quarter of 2021 were $46.9 million, down 26% compared to last year’s first quarter net sales of $63.6 million. Consolidated earnings from operations were $1.6 million for the quarter, an increase of 22% compared to $1.3 million in the same period of 2020. Consolidated net earnings were $1.3 million in the first quarter of 2021 and $1.2 million in last year’s first quarter. Diluted earnings per share were $0.14 per share this quarter and $0.12 per share in the first quarter of 2020.

Financial Position Highlights

At March 31, 2021, cash, short-term investments, and marketable securities totaled $58.2 million and there was no debt outstanding on the Company’s revolving line of credit. During the first three months of 2021, the Company generated $14.2 million of cash from operations. The Company purchased $20.0 million of short-term investments, paid dividends of $2.3 million, repurchased $1.1 million of Company stock, and had $73,000 of capital expenditures during the quarter.

SEGMENT ANALYSIS

Net sales and earnings (loss) from operations for the Company’s segments for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,		%
	2021	2020	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$33,378	$52,689	(37)%
North American Retail	5,618	4,761	18%
Other	7,904	6,134	29%
Total	$46,900	$63,584	(26)%

Earnings (Loss) from Operations
North American Wholesale	$1,359	$2,760	(51)%
North American Retail	756	(89)	NM
Other	(481)	(1,330)	64%
Total	$1,634	$1,341	22%

NM – Not meaningful

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,		%
	2021	2020	Change

	(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$7,900	$16,170	(51)%
Nunn Bush	8,021	10,619	(24)%
Florsheim	9,479	19,642	(52)%
BOGS/Rafters	7,636	5,797	32%
Total North American Wholesale	$33,036	$52,228	(37)%
Licensing	342	461	(26)%
Total North American Wholesale Segment	$33,378	$52,689	(37)%

Last year’s first quarter included approximately two-and-a-half months of sales that occurred before the pandemic struck the U.S. In mid-March 2020, much of the country shut down, which resulted in a sharp drop in sales in the last several weeks of the quarter. First quarter 2021 sales of the Stacy Adams, Nunn Bush, and Florsheim brands continue to be impacted by the effects of the ongoing pandemic, resulting in lower demand for dress and dress-casual footwear. However, sales of the BOGS outdoor brand rose 32% in the first quarter of 2021, as consumers continue to spend more time outdoors during the pandemic.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues were down for the quarter as compared to the first quarter of 2020, in line with reductions in licensees’ sales of branded products as a result of the pandemic.

Earnings from Operations

Gross earnings for the North American wholesale segment were 34.5% of net sales in the first quarter of 2021, compared to 31.8% of net sales in the first quarter of 2020. Last year’s gross margins were negatively impacted by a 15% tariff on certain footwear imported from China beginning in September 2019; the tariff was later reduced to 7.5% in February 2020. Gross margins improved in the first quarter of 2021 because the Company sold through much of the higher-tariffed inventory during 2020.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $10.2 million, or 31% of net sales, in the first quarter of 2021, compared to $14.0 million, or 27% of net sales, in the first quarter of 2020.  First quarter 2021 expenses were reduced by approximately $1.8 million in government wage subsidies. Additionally, wages and advertising costs were down for the quarter as a result of the Company’s cost-cutting measures.

Earnings from operations in the North American wholesale segment were $1.4 million in the first quarter of 2021, down 51% compared to $2.8 million in the same period last year. The decrease was due to lower sales, partially offset by higher gross margins and lower selling and administrative expenses.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping and handling costs). Wholesale distribution costs were $2.3 million in the first quarter of 2021 and $3.3 million in the first quarter of 2020. First quarter 2021 distribution costs were reduced by approximately $500,000 in government wage subsidies, which partially offset related warehouse labor costs during the quarter. These costs were included in selling and administrative expenses.  The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in the Company’s North American retail segment were $5.6 million in the first quarter of 2021, up 18% compared to $4.8 million in last year’s first quarter. Same store sales were up 32% for the quarter due to a 36% increase in e-commerce sales, mainly BOGS, offset by a 5% decline in brick-and-mortar same store sales. There were four fewer brick-and-mortar stores operating at March 31, 2021, as compared to March 31, 2020.

Earnings from Operations

Retail gross earnings were 65.3% of net sales in both the first quarters of 2021 and 2020. Selling and administrative expenses for the retail segment include, and are primarily related to, freight, advertising expense, employee costs, and rent and occupancy costs. Retail selling and administrative expenses were $2.9 million, or 52% of net sales, in the first quarter of 2021 versus $3.2 million, or 67% of net sales, in last year’s first quarter. The decrease in expenses as a percent of net sales was primarily due to lower operating costs resulting from the closure of brick-and-mortar locations. The retail segment had operating earnings of $756,000 this quarter compared to operating losses of $89,000 in last year’s first quarter. The improvement was due to benefits from closing unprofitable stores and higher earnings from the Company’s e-commerce businesses.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $7.9 million in the first quarter of 2021, up 29% compared to $6.1 million in last year’s first quarter. The increase was due to 39% sales growth at Florsheim Australia, as compared to the prior year’s first quarter, with sales up in both its wholesale and retail businesses. The stronger Australian dollar relative to the U.S. dollar also contributed to the increase, as Florsheim Australia’s net sales in local currency were up 19% for the quarter. Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $481,000 in the first quarter of 2021, compared to operating losses of $1.3 million in the first quarter of 2020. The reduction in operating losses was due to improved performance at Florsheim Australia.

Other income and expense and taxes

Interest income was $131,000 and $149,000 in the first quarters of 2021 and 2020, respectively. Interest expense was $7,000 and $51,000 for the three months ended March 31, 2021 and 2020, respectively. Other income, net, totaled $138,000 for the quarter compared to $407,000 in the first quarter of 2020. The decrease was primarily due to lower unrealized gains on favorable foreign exchange contracts held by Florsheim Australia.

The Company’s effective tax rate for the three-months ended March 31, 2021, was 30.1% compared to 37.0% for the same period of 2020. The 2021 and 2020 effective tax rates were negatively impacted because the Company did not record income tax benefits on foreign subsidiary losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term investments, and its revolving line of credit.  The Company generated $14.2 million of cash from operating activities during the first three months of 2021, compared to $15.0 million in the same period one year ago. The decrease in 2021 was primarily due to changes in operating assets and liabilities, principally inventory.

During the first quarter of 2021, the Company invested $20.0 million of cash in highly liquid taxable bond funds.

The Company paid one quarterly dividend totaling $2.3 million in the first quarter of 2021, and two quarterly dividends totaling $4.7 million in the first quarter of 2020. The Company accelerated the timing of its January 2021 quarter dividend into 2020, and resumed its regular quarterly dividend payment schedule in March 2021. On May 4, 2021, the Company’s Board of Directors declared a cash dividend of $0.24 per share to all shareholders of record on May 28, 2021, payable June 30, 2021.

The Company repurchases its common stock under its share repurchase program when the Company believes market conditions are favorable.  During the first three months of 2021, the Company repurchased 61,737 shares for a total cost of $1.1 million. As of March 31, 2021, the Company had the authority to repurchase approximately 274,000 shares under its previously announced stock repurchase program.

Capital expenditures were $73,000 in the first three months of 2021. Management estimates that annual capital expenditures for 2021 will be between $1.0 million and $2.0 million.

At March 31, 2021, the Company had a $30 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2021. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At March 31, 2021, there were no amounts outstanding on the Company’s line of credit. There were also no amounts outstanding on the line of credit during the quarter. The Company expects to renew this line of credit later this year, but cannot provide any assurances.

As of March 31, 2021, approximately $3.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

The Company will continue to evaluate the best uses for its available liquidity, including, among other uses, capital expenditures, continued stock repurchases and acquisitions.  The Company believes that available cash, short-term investments, marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business for at least one year, although there can be no assurances.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchases of the Company’s common stock by the Company in the three-month period March 31, 2021.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
01/01/2021 - 01/31/2021	46,013	$17.36	46,013	289,767
02/01/2021 - 02/28/2021	13,829	$17.80	13,829	275,938
03/01/2021 - 03/31/2021	1,895	$17.85	1,895	274,043
Total	61,737	17.48	61,737

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith

X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.
Dated: May 10, 2021
/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer