Form 10-Q
period 2021-06-30
WEYCO GROUP INC
filed 2021-08-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ⌧

As of July 30, 2021, there were 9,713,659 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$22,755	$32,476
Investments, at fair value	30,087	—
Marketable securities, at amortized cost	1,493	2,215
Accounts receivable, net	36,892	34,631
Income tax receivable	876	1,374
Inventories	33,571	59,025
Prepaid expenses and other current assets	4,431	4,610
Total current assets	130,105	134,331

Marketable securities, at amortized cost	10,912	12,800
Deferred income tax benefits	1,202	1,235
Property, plant and equipment, net	29,984	30,759
Operating lease right-of-use assets	8,698	9,613
Goodwill	12,219	11,112
Trademarks	34,768	32,868
Other assets	24,326	24,001
Total assets	$252,214	$256,719

LIABILITIES AND EQUITY:
Accounts payable	$4,936	$8,444
Operating lease liabilities	2,857	4,245
Accrued liabilities	11,294	11,656
Total current liabilities	19,087	24,345

Deferred income tax liabilities	2,899	2,914
Long-term pension liability	32,849	33,534
Operating lease liabilities	7,662	7,734
Other long-term liabilities	1,582	267
Total liabilities	64,079	68,794

Common stock	9,714	9,797
Capital in excess of par value	68,050	67,178
Reinvested earnings	137,978	138,955
Accumulated other comprehensive loss	(27,607)	(28,005)
Total equity	188,135	187,925
Total liabilities and equity	$252,214	$256,719

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)

Net sales	$57,564	$16,646	$104,464	$80,230
Cost of sales	34,894	9,155	62,489	49,562
Gross earnings	22,670	7,491	41,975	30,668

Selling and administrative expenses	18,128	20,504	35,799	42,340
Earnings (loss) from operations	4,542	(13,013)	6,176	(11,672)

Interest income	188	138	319	287
Interest expense	(74)	(2)	(81)	(53)
Other income (expense), net	189	(252)	327	155

Earnings (loss) before provision (benefit) for income taxes	4,845	(13,129)	6,741	(11,283)

Provision (benefit) for income taxes	1,025	(4,246)	1,596	(3,562)

Net earnings (loss)	$3,820	$(8,883)	$5,145	$(7,721)

Weighted average shares outstanding
Basic	9,654	9,745	9,667	9,763
Diluted	9,686	9,745	9,686	9,763

Earnings (loss) per share
Basic	$0.39	$(0.91)	$0.53	$(0.79)
Diluted	$0.39	$(0.91)	$0.53	$(0.79)

Cash dividends declared (per share)	$0.24	$0.24	$0.48	$0.48

Comprehensive income (loss)	$4,178	$(7,149)	$5,543	$(8,407)

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$5,145	$(7,721)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities -
Depreciation	1,246	1,493
Amortization	115	151
Bad debt expense	48	3,615
Deferred income taxes	(112)	281
Net foreign currency transaction (gains) losses	(127)	3
Share-based compensation expense	872	701
Pension expense	—	230
Increase in cash surrender value of life insurance	(189)	(115)
Changes in operating assets and liabilities, net of effects from acquisition -
Accounts receivable	(2,203)	21,200
Inventories	26,240	5,248
Prepaid expenses and other assets	49	2,770
Accounts payable	(3,527)	(7,347)
Accrued liabilities and other	(955)	(3,802)
Accrued income taxes	501	(4,063)
Net cash provided by operating activities	27,103	12,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(2,612)	—
Proceeds from maturities of marketable securities	2,595	6,010
Purchases of investment securities	(30,087)	—
Life insurance premiums paid	(111)	(155)
Purchases of property, plant and equipment	(404)	(2,695)
Net cash (used for) provided by investing activities	(30,619)	3,160

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,602)	(7,033)
Shares purchased and retired	(1,535)	(1,304)
Proceeds from bank borrowings	—	11,883
Repayments of bank borrowings	—	(18,932)
Net cash used for financing activities	(6,137)	(15,386)

Effect of exchange rate changes on cash and cash equivalents	(68)	(43)

Net (decrease) increase in cash and cash equivalents	$(9,721)	$375

CASH AND CASH EQUIVALENTS at beginning of period	32,476	9,799

CASH AND CASH EQUIVALENTS at end of period	$22,755	$10,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$1,250	$572
Interest paid	$81	$53

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2021, may not necessarily be indicative of the results for the full year.

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

2.    Forsake Acquisition

On June 7, 2021, the Company acquired substantially all of the operating assets and certain liabilities of Forsake, Inc. (“Forsake”), a distributor of outdoor footwear, under the brand name “Forsake.” The principal assets acquired were inventory, accounts receivable, and intellectual property, including the Forsake brand name. The aggregate purchase price was approximately $2.6 million, plus contingent payments to be paid annually over a period of five years, depending on Forsake achieving certain performance measures. The Company’s estimate of the discounted fair value of the contingent payments is approximately $1.4 million in total. The $2.6 million purchase price, which was funded with the Company’s available cash , is subject to working capital adjustments through October 5, 2021. Working capital adjustments, principally related to the collectability of accounts receivable, are not expected to be material. The establishment of the contingent consideration liability as of the acquisition date is considered a non-cash investing activity. Transaction costs incurred in connection with the acquisition were not material to the Company's financial statements.

The Company recorded its preliminary purchase price allocation during the second quarter of 2021 based upon its estimates of the fair value of the acquired assets and assumed liabilities at that time.

The fair values assigned to the assets acquired and liabilities assumed as of the acquisition date are as follows:

Accounts receivable, net	$157
Inventories	755
Prepaid expenses and other current assets	68
Property, plant and equipment, net	17
Goodwill	1,107
Trademark	1,900
Accrued liabilities	(35)
$3,969

The Company recorded $3.0 million of intangible assets, including $1.1 million of goodwill, which has been allocated to the wholesale and retail segments, as of the acquisition date. Goodwill reflects the excess purchase price over the fair value of net assets. All of this goodwill is deductible for tax purposes. Fair value of the trademark was determined using a discounted cash flow methodology. The trademark will not be amortized, but instead tested for impairment on an annual basis.

The fair values above are preliminary for up to one year from the date of acquisition as they are subject to measurement period adjustments as new information is obtained about facts and circumstances that existed as of the acquisition date. The Company does not expect any material changes to the preliminary purchase price allocation summarized above, although it can make no assurances.

The accompanying consolidated condensed financial statements include the results of Forsake from the date of acquisition through June 30, 2021, although such results were not material for the quarter. Pro forma financial information is not presented as the effects of this acquisition are not material to the Company's results of operations or financial position.

3.    New Accounting Pronouncements

Recently Adopted

On January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12 Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of Accounting Standards Codification (“ASC”) 740. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Numerator:
Net earnings (loss)	$3,820	$(8,883)	$5,145	$(7,721)

Denominator:
Basic weighted average shares outstanding	9,654	9,745	9,667	9,763
Effect of dilutive securities:
Employee share-based awards	32	—	19	—
Diluted weighted average shares outstanding	9,686	9,745	9,686	9,763

Basic earnings (loss) per share	$0.39	$(0.91)	$0.53	$(0.79)

Diluted earnings (loss) per share	$0.39	$(0.91)	$0.53	$(0.79)

Diluted weighted average shares outstanding for the three months ended June 30, 2021, excluded anti-dilutive share-based awards totaling 937,000 shares of common stock at a weighted average price of $26.83. Diluted weighted average shares outstanding for the six months ended June 30, 2021, excluded anti-dilutive share-based awards totaling 1,048,000 shares of common stock at a weighted average price of $25.85. The three and six months ended June 30, 2020 resulted in a net loss; therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Diluted weighted average shares outstanding for the three and six months ended June 30, 2020, excluded anti-dilutive share-based awards totaling 1.2 million shares of common stock at a weighted average price of $26.74.

5.    Investments

Investments, at fair value

During the first six months of 2021, the Company invested $30.1 million of cash in highly liquid fixed income funds. The Company classifies these investments as trading securities and reports them at fair value. There were no significant unrealized gains or losses on these investments in the first half of 2021. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a level 1 valuation as defined by ASC 820.

Marketable securities, at amortized cost

The Company also invests in marketable securities. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC Topic 320, Investments - Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company's marketable securities as of June 30, 2021, and December 31, 2020.

	June 30, 2021		December 31, 2020
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$1,493	$1,505	$2,215	$2,249
Due from one through five years	6,666	7,003	7,420	7,830
Due from six through ten years	2,635	3,106	3,057	3,608
Due from eleven through twenty years	1,611	1,764	2,323	2,547
Total	$12,405	$13,378	$15,015	$16,234

The unrealized gains and losses on marketable securities at June 30, 2021, and at December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Municipal bonds	$973	$—	$1,219	$—

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of June 30, 2021, and determined that no other-than-temporary market value impairment exists.

6.    Intangible Assets

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,219	$11,112
Trademarks	34,768	32,868
Total	$46,987	$43,980

The additional goodwill and trademarks in 2021 resulted from the Forsake acquisition. Goodwill resulting from the Forsake acquisition has been allocated to the Company’s wholesale and retail segments as of the acquisition date. Changes in the carrying amount of the Company’s goodwill by reportable segment for the six months ended June 30, 2021, were as follows:

	Wholesale	Retail	Total

	(Dollars in thousands)
Balance, December 31, 2020	$11,112	$—	$11,112
Acquisition of business	332	775	1,107
Balance, June 30, 2021	$11,444	$775	$12,219

The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		June 30, 2021			December 31, 2020
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,411)	$1,089	$3,500	$(2,294)	$1,206
Total amortizable intangible assets		$3,500	$(2,411)	$1,089	$3,500	$(2,294)	$1,206

Amortization expense related to the intangible assets was approximately $60,000 in both the second quarters of 2021 and 2020. For both the six months ended June 30, 2021 and 2020, amortization expense related to the intangible assets was approximately $120,000.

7.    Segment Information

The Company has two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). The Company’s Chief Executive Officer evaluates the performance of the Company’s segments based on earnings (loss) from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six months ended June 30, 2021 and 2020, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2021
Product sales	$41,558	$6,202	$9,453	$57,213
Licensing revenues	351	—	—	351
Net sales	$41,909	$6,202	$9,453	$57,564
Earnings from operations	$2,655	$1,169	$718	$4,542

2020
Product sales	$9,177	$3,640	$3,688	$16,505
Licensing revenues	141	—	—	141
Net sales	$9,318	$3,640	$3,688	$16,646
Earnings (loss) from operations	$(10,176)	$(856)	$(1,981)	$(13,013)

Six Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2021
Product sales	$74,594	$11,820	$17,357	$103,771
Licensing revenues	693	—	—	693
Net sales	$75,287	$11,820	$17,357	$104,464
Earnings from operations	$4,014	$1,925	$237	$6,176

2020
Product sales	$61,405	$8,401	$9,822	$79,628
Licensing revenues	602	—	—	602
Net sales	$62,007	$8,401	$9,822	$80,230
Earnings (loss) from operations	$(7,416)	$(945)	$(3,311)	$(11,672)

8.    Employee Retirement Plans

The components of the Company’s pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Service cost	$102	$115	$204	$230
Interest cost	371	506	742	1,006
Expected return on plan assets	(720)	(698)	(1,440)	(1,388)
Net amortization and deferral	247	196	494	382
Pension expense	$—	$119	$—	$230

The components of pension expense other than the service cost component were included in other income (expense), net in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

9.    Leases

The Company leases retail shoe stores, as well as several offices and distribution facilities worldwide. The leases have original lease periods expiring between the remainder of 2021 and 2027.  Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of the Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Operating lease costs	$1,232	$1,693	$2,566	$3,575
Variable lease costs (1)	37	2	57	12
Total lease costs	$1,269	$1,695	$2,623	$3,587

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of June 30, 2021:

Operating Leases
(Dollars in thousands)
2021, excluding the six months ended June 30, 2021	$2,014
2022	3,450
2023	2,434
2024	1,655
2025	990
Thereafter	676
Total lease payments	11,219
Less imputed interest	(700)
Present value of lease liabilities	10,519

The operating lease liabilities are classified in the consolidated condensed balance sheet (unaudited) as follows:

	June 30, 2021	December 31, 2020

	(Dollars in thousands)
Operating lease liabilities - current	$2,857	$4,245
Operating lease liabilities - non-current	7,662	7,734
Total	$10,519	$11,979

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of June 30, 2021, the Company’s leases have a weighted-average remaining lease term of 2.96 years.

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,218	$1,262	$2,605	$3,240
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$—	$—	$2,022	$144

10.  Income Taxes

The Company’s provision for income taxes and effective tax rates for the three months and six months ended June 30, 2021 and 2020 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Earnings (loss) before provision (benefit) for income taxes	$4,845	$(13,129)	$6,741	$(11,283)
Provision (benefit) for income taxes	$1,025	$(4,246)	$1,596	$(3,562)
Effective tax rate	21.2%	32.3%	23.7%	31.6%

The effective tax rate for the first six months of 2021 differed from the federal rate of 21% because of state taxes, the benefit of tax-free municipal bond income, and the utilization of net operating loss (NOL) carryforwards at Florsheim Australia.

Last year’s effective tax rates were higher because the Company did not record income tax benefits on foreign subsidiary losses, and, in the U.S. the Company had the ability to carry back current year losses to a tax year when the U.S. federal statutory tax rate was 35%, which was permitted under the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

11.  Share-Based Compensation Plans

During the three and six months ended June 30, 2021, the Company recognized $327,000 and $872,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2020. During the three and six months ended June 30, 2020, the Company recognized $350,000 and $701,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2016 through 2019.

During the first quarter of 2021, the Company’s Board of Directors approved extending the expiration date of stock options granted in years 2015 and 2016. The original expiration date of the stock options granted in 2015 was August 25, 2021, and was extended by two years to August 25, 2023. The original expiration date of the stock options granted in 2016 was August 25, 2022, and was extended by one year to August 25, 2023. The Company recorded an additional $232,000 of compensation expense in the first quarter due to the exercise periods of these options being extended.

The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2020	1,125,383	$25.62
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(19,780)	$23.15
Outstanding at June 30, 2021	1,105,603	$25.67	4.9	$788,000
Exercisable at June 30, 2021	644,862	$26.74	2.6	$11,000

*    The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company's stock on June 30, 2021 of $22.37 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s restricted stock award activity for the six-month period ended June 30, 2021:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2020	72,490	$23.77
Issued	—	—
Vested	(1,350)	24.46
Forfeited	—	—
Non-vested at June 30, 2021	71,140	$23.76	2.2	$1,591,000

*     The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company’s stock on June 30, 2021 of $22.37 multiplied by the number of non-vested restricted shares outstanding.

12.  Short-Term Borrowings

At June 30, 2021, the Company had a $30 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2021. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At June 30, 2021, there were no amounts outstanding on the Company’s line of credit. There were also no amounts outstanding on the line of credit during the six-month period ended June 30, 2021.

13.  Financial Instruments

At June 30, 2021, the Company had foreign exchange contracts outstanding to sell $5.0 million Canadian dollars at a price of approximately $4.0 million U.S. dollars. These contracts expire in 2021. There were no significant unrealized gains or losses on the Canadian foreign exchange contracts in the first six months of 2021.

At June 30, 2021, the Company’s wholly owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $4.0 million U.S. dollars at a price of approximately $5.1 million Australian dollars. These contracts expire in the next twelve months. The Company recorded unrealized gains of $141,000 on Australian foreign exchange contracts in the first six months of 2021.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

14.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Net earnings (loss)	$3,820	$(8,883)	$5,145	$(7,721)
Foreign currency translation adjustments	176	1,590	33	(968)
Pension liability, net of tax of $65, $52, $129, and $100, respectively	182	144	365	282
Total comprehensive income (loss)	$4,178	$(7,149)	$5,543	$(8,407)

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2021	2020

	(Dollars in thousands)
Foreign currency translation adjustments	$(6,017)	$(6,050)
Pension liability, net of tax	(21,590)	(21,955)
Total accumulated other comprehensive loss	$(27,607)	$(28,005)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the six months ended June 30, 2021:

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)
Other comprehensive income before reclassifications	33	—	33
Amounts reclassified from accumulated other comprehensive loss	—	365	365
Net current period other comprehensive income	33	365	398
Ending balance, June 30, 2021	$(6,017)	$(21,590)	$(27,607)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the six months ended June 30, 2021:

	Amounts reclassified from
	accumulated other
	comprehensive loss for		Affected line item in the
	the six months ended		statement where net income is
	June 30, 2021		presented
Amortization of defined benefit pension items
Prior service cost	$(31)	(1)	Other income (expense), net
Actuarial losses	525	(1)	Other income (expense), net
Total before tax	494
Tax benefit	(129)
Net of tax	$365
(1)	These amounts were included in pension expense. See Note 8 for additional details.

15.  Equity

The following table reconciles the Company’s equity for the six months ended June 30, 2021:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)
Net earnings	—	—	1,325	—
Foreign currency translation adjustments	—	—	—	(143)
Pension liability adjustment, net of tax	—	—	—	183
Cash dividends declared	—	—	(2,336)	—
Share-based compensation expense	—	545	—	—
Shares purchased and retired	(62)	—	(1,017)	—
Balance, March 31,2021	$9,735	$67,723	$136,927	$(27,965)
Net earnings	—	—	3,820	—
Foreign currency translation adjustments	—	—	—	176
Pension liability adjustment, net of tax	—	—	—	182
Cash dividends declared	—	—	(2,334)	—
Share-based compensation expense	—	327	—	—
Shares purchased and retired	(21)	—	(435)	—
Balance, June 30, 2021	$9,714	$68,050	$137,978	$(27,607)

The following table reconciles the Company’s equity for the six months ended June 30, 2020:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)
Net earnings	—	—	1,162	—
Foreign currency translation adjustments	—	—	—	(2,558)
Pension liability adjustment, net of tax	—	—	—	138
Cash dividends declared	—	—	(2,357)	—
Share-based compensation expense	—	351	—	—
Shares purchased and retired	(60)	—	(1,244)	—
Balance, March 31, 2020	$9,813	$66,183	$156,386	$(26,956)
Net earnings (loss)	—	—	(8,883)	—
Foreign currency translation adjustments	—	—	—	1,590
Pension liability adjustment, net of tax	—	—	—	144
Cash dividends declared	—	—	(2,355)	—
Share-based compensation expense	—	350	—	—
Balance, June 30, 2020	$9,813	$66,533	$145,148	$(25,222)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31,2020.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of e-commerce businesses and four brick and mortar retail stores in the United States as of June 30, 2021.  Retail sales are made directly to consumers on the Company’s websites, or by Company employees.

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

EXECUTIVE OVERVIEW

The wholesale business rebounded from the effects of the pandemic in the second quarter of 2021. Customer demand accelerated during the quarter primarily due to vaccinations, stimulus checks, pent-up demand for restocking wardrobes, consumers returning to offices and social events, or a combination of all of the above.

The Company’s legacy brands: Florsheim, Nunn Bush, and Stacy Adams, all bounced back strongly this Spring, with Florsheim being the outstanding performer. With events such as weddings and formal gatherings on the calendar, there was renewed demand in the market for more refined footwear. At the same time, retailers had reduced both their dress and dress-casual style offerings and inventory levels. Florsheim, Nunn Bush and Stacy Adams, all were able to address this void in the market as Weyco Group was one of the few footwear wholesalers that stocked significant inventory. The Company saw both unprecedented sell throughs at the retail levels and corresponding orders at the wholesale levels, as retailers pivoted strongly back to the refined footwear category. The Company should see continued pipeline fill to its retailers throughout the second half of 2021.

While the Company is pleased with the performance of the legacy brands, it also is excited about the breakthroughs it experienced this Spring with casual footwear. The pandemic pushed the Company to accelerate development, delivery, and selling of more causal, athletic-inspired footwear to fit the more relaxed lifestyle trend in apparel that, over the long-term, will continue to grow in importance. Florsheim, Nunn Bush, and Stacy Adams all significantly increased the percentage of purely casual shoes. The consumer has responded well with certain styles being among our top sellers in our direct-to-consumer business. It is our expectation that the Company will continue to grow its casual mix which will complement our strong position in the more refined footwear segment.

BOGS also had an excellent Spring. While second quarter is the smallest shipping period for BOGS, sales were up significantly over both 2020 and 2019. The outdoor footwear market has been robust through the pandemic and the Company continues to see strong retail performance across trade channels.  Given the shortages in the outdoor boot market in Fall 2020, management believes that BOGS will have a strong second half of the year, as retailers are taking a more aggressive inventory position on the BOGS brand and the outdoor boot category.

In June, the Company acquired the Forsake brand which was a pioneer in the sneaker boot category. Forsake will be headquartered in Portland, and will leverage our back office and distribution infrastructure in Milwaukee. The cofounders of Forsake, Jake Anderson and Sam Barstow, have joined Weyco Group, and will continue to lead the business going forward. The Forsake brand further expands the Company’s reach into the outdoor category which management believes will be a growth avenue for the Company. While Forsake is currently small in volume, it can be found in a range of important outdoor retailers, and has a growing direct-to-consumer e-commerce business that the Company can leverage using its successful e-commerce platform.

In regards to Weyco’s direct-to-consumer retail business, same store sales jumped 73% in the second quarter. From a volume perspective, the increase was driven by a 43% increase in e-commerce sales with all of the legacy brands registering strong double-digit gains. The Company reduced its brick and mortar store count as it exited its most unprofitable locations in 2020. Sales at the four remaining stores all registered significant increases over the same period last year when the malls were largely closed. The Company’s business model for direct-to-consumer is greatly improved. The Company is less promotional versus the prior year period, and the increase in e-commerce allows it to leverage the fixed cost investment that has been made in past year to grow this area of the business.

The Company’s international businesses greatly improved against 2020, when it was experiencing store closings across key markets in Australia /New Zealand and the Pacific Rim. Business has rebounded from both a sales and profitability perspective. In Australia, which is a significant market for Weyco, the pandemic has allowed the Company to reset the business model by exiting unprofitable stores and renegotiating leases that allow for greater profit potential. In addition, our international e-commerce businesses continue to grow nicely for both Florsheim and BOGS. However, recent developments related to the Delta variant in Australia have led to renewed lockdowns in key provinces and now create an uncertain outlook for the balance of the year.

Second Quarter Highlights

Consolidated net sales for the second quarter of 2021 were $57.6 million compared to last year’s second quarter net sales of $16.6 million. Consolidated operating earnings were $4.5 million for the quarter compared to operating losses of $13.0 million in last year’s second quarter. Net earnings rose to $3.8 million, or $0.39 per diluted share, from net losses of $8.9 million, or $0.91 per diluted share, in the second quarter of 2020.

Last year’s second quarter results were significantly impacted by the COVID-19 pandemic, as most retailers, including the Company’s retail stores, were closed for a majority of the quarter. As such, comparisons of 2021 financial performance to the significantly impacted 2020 periods may have limited utility. Therefore, herein this document, the Company included selected comparisons to 2019 as appropriate. Net sales for the three months ended June 30, 2021 rose to approximately 95% of second quarter 2019 sales levels, demonstrating strong recovery to near pre-pandemic levels. The Company’s earnings also rebounded, exceeding second quarter 2019 levels.

On June 7, 2021, the Company acquired substantially all of the operating assets and certain liabilities of Forsake, Inc., a distributor of outdoor footwear, under the brand name “Forsake.” The principal assets acquired were inventory, accounts receivable, and intellectual property, including the Forsake brand name. The aggregate purchase price was approximately $2.6 million, plus contingent payments to be paid annually over a period of five years, depending on Forsake achieving certain performance measures. The Company’s estimate of the discounted fair value of the contingent payments is approximately $1.4 million in total. The transaction was funded with the Company’s available cash.

Year-to-Date Highlights

Consolidated net sales for the first half of 2021 were $104.5 million compared to net sales of $80.2 million in the first half of 2020. Consolidated operating earnings totaled $6.2 million in the first six months of 2021, up from operating losses of $11.7 million in the first six months of 2020. The Company’s net earnings totaled $5.1 million, or $0.53 per diluted share, in the first half of 2021 versus net losses of $7.7 million, or $0.79 per diluted share, in the same period last year.

Last year’s year-to-date results were significantly impacted by the COVID-19 pandemic. The majority of retailers, including the Company’s retail stores, were shut-down in mid-March 2020 and remained closed for a majority of the second quarter. Net sales for the six months ended June 30, 2021 totaled 78% of net sales in the first half of 2019. Earnings for the year-to-date period recovered to approximately 94% of 2019 levels.

Financial Position Highlights

At June 30, 2021, cash, short-term investments and marketable securities totaled $65.2 million and there was no debt outstanding on the Company’s revolving line of credit. During the first six months of 2021, the Company generated $27.1 million of cash from operations.

The Company purchased $30.1 million of short-term investments, paid dividends of $4.6 million, repurchased $1.5 million of Company stock, and had $404,000 of capital expenditures. The Company also spent $2.6 million to acquire to Forsake brand in the second quarter.

SEGMENT ANALYSIS

Net sales and earnings (loss) from operations for the Company’s segments in the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$41,909	$9,318	350%	$75,287	$62,007	21%
North American Retail	6,202	3,640	70%	11,820	8,401	41%
Other	9,453	3,688	156%	17,357	9,822	77%
Total	$57,564	$16,646	246%	$104,464	$80,230	30%

Earnings (Loss) from Operations
North American Wholesale	$2,655	$(10,176)	126%	$4,014	$(7,416)	154%
North American Retail	1,169	(856)	237%	1,925	(945)	304%
Other	718	(1,981)	136%	237	(3,311)	107%
Total	$4,542	$(13,013)	135%	$6,176	$(11,672)	153%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2021	2020	Change	2021	2020	Change

	(Dollars in thousands)			(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$10,770	$1,592	577%	$18,670	$17,762	5%
Nunn Bush	9,427	2,912	224%	17,448	13,531	29%
Florsheim	16,334	1,694	864%	25,813	21,336	21%
BOGS/Rafters	5,025	2,979	69%	12,661	8,776	44%
Forsake	2	—	100%	2	—	100%
Total North American Wholesale	$41,558	$9,177	353%	$74,594	$61,405	21%
Licensing	351	141	149%	693	602	15%
Total North American Wholesale Segment	$41,909	$9,318	350%	$75,287	$62,007	21%

Net sales for the three and six months ended June 30, 2021 were up across all of the Company's brands due to the resumption in sales following pandemic-related retail closures last year. Business recovery continues in the wholesale segment, with wholesale sales for the three and six months ended June 30, 2021 rising to approximately 91% and 71% of the comparative 2019 sales levels. Demand for dress and dress-casual footwear accelerated during the second quarter of 2021, as consumers returned to offices and many social events resumed.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Last year’s licensing revenues were down for the quarter and year-to-date periods, in line with reductions in licensees’ sales of branded products.

Earnings from Operations

Gross earnings for the North American wholesale segment were 32.4% of net sales for the quarter, compared to 34.7% of net sales in last year’s second quarter. Second quarter gross margins were negatively impacted by increased overseas freight costs. Due to bottlenecks in the supply chain, the Company has begun paying premium freight rates in order to reserve space on container ships. While management believes this is a temporary situation, management does see the challenges in the supply chain continuing into at least the beginning of 2022.

For the six months ended June 30, wholesale gross earnings were 33.3% of net sales in 2021, compared to 32.3% of net sales in 2020.  Last year’s gross margins were down as a result of additional costs related to the tariff on certain footwear imported from China. The tariff of 15% took effect on September 1, 2019 and was subsequently reduced to 7.5% on February 14, 2020. The Company purchased a limited amount of inventory at the higher tariff rate, and, as a result, the tariff’s negative impact on gross margins lessoned as it sold through this inventory in the latter part of 2020.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $10.9 million, or 26% of net sales, for the quarter, compared to $13.4 million, or 144% of net sales, in the second quarter of 2020. Second quarter 2021 expenses included approximately $1.8 million of wage subsidies received from the U.S. and Canadian governments. Second quarter 2020 expenses included the write-off of approximately $3.3 million in receivables as a result of JC Penney’s bankruptcy filing, offset by $1.4 million of income from U.S. and Canada government wage subsidies.

For the six months ended June 30, wholesale selling and administrative expenses were $21.1 million, or 28% of net sales, in 2021 versus $27.4 million, or 44% of net sales, in 2020. Year-to-date 2021 expenses were reduced by approximately $3.6 million of income from U.S. and Canadian government wage subsides. Additionally, expenses were down in the first half 2021, compared to the same period of 2020, due largely to lower advertising costs. Expenses in the first half of 2020 included the write-off of approximately $3.3 million in JC Penney receivables, as noted above, partially offset by $1.4 million of income from U.S. and Canada government wage subsidies.

Driven by higher sales volumes, wholesale operating earnings were $2.7 million in the second quarter of 2021, up from operating losses of $10.2 million in last year’s second quarter.  Second quarter 2021 wholesale operating earnings exceeded 2019 levels, due in part to government wage subsidies recognized during the period, and as a result of cost saving measures implemented over the past twelve months. While gross margins have been impacted by increased freight costs, the cost savings implemented by the Company have helped mitigated that impact.

For the six months ended June 30, 2021, the wholesale segment had operating earnings of $4.0 million, up from operating losses of $7.4 million in the same period of 2020. The year-to-date earnings increase was primarily due to higher sales volumes, increased government wage subsidies, and lower bad debt write-offs relative to last year. Wholesale operating earnings for the six months ended June 30, 2021 recovered to approximately 54% of 2019 levels, as lower sales compared to 2019 were partially offset by the positive impacts of government wage subsidies and lower advertising costs this year.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs).  Wholesale distribution costs were $2.2 million for the second quarter of 2021 versus $2.4 million for the same period of 2020.  Second quarter 2021 and 2020 distribution costs were reduced by approximately $495,000 and $366,000, respectively, of government wage subsidies, which partially offset related warehouse labor costs. For the six-month periods ended June 30, wholesale distribution costs were $4.5 million in 2021 and $5.7 million in 2020. These costs were included in selling and administrative expenses. Year-to-date 2021 and 2020 distribution costs were reduced by approximately $1.0 million and $366,000, respectively, of government wage subsidies, which partially offset related warehouse labor costs. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in the Company’s retail segment were $6.2 million in the second quarter of 2021, compared to $3.6 million in the second quarter of 2020.  For the six months ended June 30, retail net sales were $11.8 million in 2021, from 8.4 million in 2020. Same store sales rose 73% and 30% for the quarter and year-to-date periods, respectively, compared to the same periods last year, due to increases in e-commerce sales and higher brick-and-mortar same store sales. Last year’s brick and mortar same store sales were down significantly due to the temporary store closures resulting from the pandemic. There were four fewer brick-and-mortar stores operating at June 30, 2021, as compared to June 30, 2020. The Company currently has just four active U.S. brick-and-mortar stores.

Retail net sales for the three and six months ended June 30, 2021 surpassed the comparative 2019 levels by 15% and 8%, respectively, due largely to growth in the Company’s e-commerce businesses.

Earnings from Operations

Retail gross earnings were 65.6% of net sales in the second quarter of 2021, compared to 61.1% of net sales in last year’s second quarter. For the six months ended June 30, 2021, retail gross earnings were 65.5% of net sales, compared to 63.5% of net sales in 2020. The retail segment had operating earnings of $1.2 million for the quarter, compared to operating losses of $856,000 in last year’s second quarter.  For the six months ended June 30, retail operating earnings were $1.9 million in 2021, compared to operating losses of $945,000 in 2020. The improvement in second quarter and year-to-date earnings was due to resumption of sales at the Company’s active brick-and-mortar locations, higher operating earnings from the e-commerce businesses, and the benefit of closing unprofitable stores since last year.

Retail operating earnings for the three and six months ended June 30, 2021 outpaced 2019 levels due largely to growth in the Company’s more profitable e-commerce businesses and the shedding of unprofitable stores last year.

Selling and administrative expenses for the retail segment include, and are primarily related to, freight, advertising expense, employee costs, and rent and occupancy costs.  Retail selling and administrative expenses were $2.9 million in the second quarter of 2021 versus $3.1 million in the second quarter of 2020. For the six months ended June 30, retail selling and administrative expenses were $5.8 million in 2021 and $6.3 million in 2020.  Retail expenses were down in 2021 as a result of store closings over the past year. Retail selling and administrative expenses were 47% of net sales in the second quarter of 2021 versus 85% of net sales in last year’s second quarter. For the six months ended June 30, retail selling and administrative expenses as a percent of net sales were 49% and 75% in 2021 and 2020, respectively. 2020 retail expenses as a percent of net sales were high due to the 2020 sales decline, as many retail expenses are fixed in nature.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $9.5 million in the second quarter of 2021 compared to $3.7 million in last year’s second quarter. For the six months ended June 30, 2021, other net sales were $17.4 million, up from $9.8 million in the same period last year. The increases in 2021 were primarily at Florsheim Australia, with sales up in both its wholesale and retail businesses, as the retail environment continues to recover. Last year’s second quarter and year-to-date sales were down significantly as a result of COVID-related retail shutdowns.

Other net sales for the second quarter of 2021 exceeded second quarter 2019 levels by 5%. For the year-to-date period, other net sales recovered to approximately 96% of 2019 levels, as the business environment in Australia improved in the second quarter. However, recent outbreaks of COVID have resulted in additional lockdowns.

Collectively, Florsheim Australia and Florsheim Europe had operating earnings of $718,000 in the second quarter of 2021, compared to operating losses of $2.0 million in the second quarter of 2020.  For the six months ended June 30, 2021, Florsheim Australia and Florsheim Europe had operating earnings totaling $237,000, compared to operating losses totaling $3.3 million in the same period last year. The increases in 2021 were largely due to improved performance at Florsheim Australia. Additionally, last year’s losses included the write-down of approximately $1.0 million in obsolete inventory at Florsheim Asia, offset by $1.4 million of income from rent and wage subsidies recognized in the second quarter.

Second quarter and year-to-date operating earnings from the Company’s other businesses beat the comparative 2019 levels, due largely to improved performance at Florsheim Australia.

Other income and expense

Interest income was $188,000 and $138,000 for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, interest income was $319,000 in 2021 and $287,000 in 2020.  Interest expense increased $72,000 and $28,000 during the three and six months ended June 30, 2021, compared to the same periods of 2020.

Other income (expense), net, totaled $189,000 of income for the quarter compared to $252,000 of expense in last year’s second quarter. Last year’s second quarter included approximately $360,000 in losses on foreign exchange contracts entered into by Florsheim Australia. For the year-to-date period, other income (expense), net, rose to $327,000 of income in 2021 from $155,000 of income in 2020, due largely to gains on foreign exchange contracts entered into by Florsheim Australia.

The Company’s effective tax rate for the three months ended June 30, 2021 was 21.2% compared to 32.3% for the same period of 2020. For the six months ended June 30, the effective tax rates were 23.7% in 2021 and 31.6% in 2020.The effective tax rate for the first six months of 2021 differed from the federal rate of 21% because of state taxes, the benefit of tax-free municipal bond income, and the utilization of net operating loss (NOL) carryforwards at Florsheim Australia. Last year’s effective tax rates were higher because the Company did not record income tax benefits on foreign subsidiary losses, and, in the U.S. the Company had the ability to carry back current year losses to a tax year when the U.S. federal statutory tax rate was 35%, which was permitted under the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term investments, and its revolving line of credit.  The Company generated $27.1 million of cash from operating activities during the first six months of 2021, compared to $12.6 million in the same period of 2020. The increase between years was primarily due to higher earnings and changes in operating assets and liabilities, principally inventory.  Inventory levels are down in 2021, as the Company is currently experiencing challenges in bringing in inventory from Asia due to bottlenecks in the supply chain. Management expects that by the end of the third quarter 2021, inventory levels will improve.

During the second quarter of 2021, the Company paid $2.6 million to acquire the Forsake brand. In connection with this acquisition, the Company also has contingent payments to be paid annually over a period of five years, depending on Forsake achieving certain performance measures. The Company’s estimate of the discounted fair value of the contingent payments is approximately $1.4 million in total.

During the first half of 2021, the Company invested $30.1 million of cash in highly liquid fixed income funds.

The Company paid two quarterly dividends totaling $4.6 million in the first six months of 2021, and three quarterly dividends totaling $7.0 million in the first six months of 2020. The Company accelerated the timing of its January 2021 quarterly dividend into 2020, and resumed its regular quarterly payment schedule in March 2021. On August 3, 2021, the Company’s Board of Directors declared a cash dividend of $0.24 per share to all shareholders of record on August 27, 2021, payable September 30, 2021.

The Company repurchases its common stock under its share repurchase program when it believes market conditions are favorable.  During the first half of 2021, the Company repurchased 83,545 shares for a total cost of $1.5 million. As of June 30, 2021, the Company had the authority to repurchase approximately 252,000 shares under its previously announced stock repurchase program.

Capital expenditures were $404,000 in the first six months of 2021.  Management estimates that capital expenditures for 2021 will be between $1.0 million and $2.0 million.

At June 30, 2021, the Company had a $30 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2021. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At June 30, 2021, there were no amounts outstanding on the Company’s line of credit and the Company was in compliance with each of the financial covenants. There were also no amounts outstanding on the line of credit during the six-month period ended June 30, 2021.The Company expects to renew this line of credit later this year, but cannot provide any assurances.

At June 30, 2021, approximately $3.4 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company’s stock repurchase program was established. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding the repurchases of the Company’s common stock by the Company in the three-month period ended June 30, 2021.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
04/01/2021 - 04/30/2021	—	$—	—	274,043
05/01/2021 - 05/31/2021	12,799	$20.97	12,799	261,244
06/01/2021 - 06/30/2021	9,009	$20.91	9,009	252,235
Total	21,808	20.94	21,808

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 9, 2021	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer