Form 10-Q
period 2021-09-30
WEYCO GROUP INC
filed 2021-11-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ⌧

As of October 29, 2021, there were 9,750,389 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$18,852	$32,476
Investments, at fair value	15,162	—
Marketable securities, at amortized cost	751	2,215
Accounts receivable, net	43,307	34,631
Income tax receivable	1,328	1,374
Inventories	52,941	59,025
Prepaid expenses and other current assets	3,862	4,610
Total current assets	136,203	134,331

Marketable securities, at amortized cost	10,638	12,800
Deferred income tax benefits	1,153	1,235
Property, plant and equipment, net	29,582	30,759
Operating lease right-of-use assets	7,484	9,613
Goodwill	12,219	11,112
Trademarks	34,768	32,868
Other assets	24,371	24,001
Total assets	$256,418	$256,719

LIABILITIES AND EQUITY:
Accounts payable	$7,100	$8,444
Operating lease liabilities	2,018	4,245
Accrued liabilities	12,402	11,656
Total current liabilities	21,520	24,345

Deferred income tax liabilities	2,881	2,914
Long-term pension liability	32,506	33,534
Operating lease liabilities	7,102	7,734
Other long-term liabilities	1,626	267
Total liabilities	65,635	68,794

Common stock	9,750	9,797
Capital in excess of par value	68,352	67,178
Reinvested earnings	140,706	138,955
Accumulated other comprehensive loss	(28,025)	(28,005)
Total equity	190,783	187,925
Total liabilities and equity	$256,418	$256,719

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)

Net sales	$61,798	$53,178	$166,262	$133,408
Cost of sales	37,054	32,841	99,543	82,403
Gross earnings	24,744	20,337	66,719	51,005

Selling and administrative expenses	17,998	24,177	53,797	66,517
Earnings (loss) from operations	6,746	(3,840)	12,922	(15,512)

Interest income	186	121	505	408
Interest expense	—	(6)	(81)	(59)
Other income (expense), net	76	(8)	403	147

Earnings (loss) before provision (benefit) for income taxes	7,008	(3,733)	13,749	(15,016)

Provision (benefit) for income taxes	1,939	2,136	3,535	(1,426)

Net earnings (loss)	5,069	(5,869)	10,214	(13,590)

Weighted average shares outstanding
Basic	9,655	9,756	9,663	9,760
Diluted	9,702	9,756	9,691	9,760

Earnings (loss) per share
Basic	$0.53	$(0.60)	$1.06	$(1.39)
Diluted	$0.52	$(0.60)	$1.05	$(1.39)

Cash dividends declared (per share)	$0.24	$0.24	$0.72	$0.72

Comprehensive income (loss)	$4,651	$(4,976)	$10,194	$(13,383)

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$10,214	$(13,590)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities -
Depreciation	1,876	2,256
Amortization	234	234
Bad debt expense	52	5,102
Deferred income taxes	(144)	1,854
Net foreign currency transaction (gains) losses	(121)	37
Share-based compensation expense	1,210	1,063
Pension expense	—	345
Impairment of long-lived assets	—	3,055
Increase in cash surrender value of life insurance	(339)	(250)
Changes in operating assets and liabilities - net of effects from acquisition
Accounts receivable	(8,648)	6,908
Inventories	6,826	10,528
Prepaid expenses and other assets	598	2,963
Accounts payable	(1,368)	(6,187)
Accrued liabilities and other	(745)	(3,494)
Accrued income taxes	39	(3,985)
Net cash provided by operating activities	9,684	6,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquistion of business	(2,612)	—
Proceeds from maturities of marketable securities	3,615	6,045
Purchases of investment securities	(35,000)	—
Proceeds from sale of investment securities	19,838	—
Life insurance premiums paid	(111)	(155)
Purchases of property, plant and equipment	(673)	(3,151)
Net cash (used for) provided by investing activities	(14,943)	2,739

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,904)	(9,361)
Shares purchased and retired	(1,535)	(1,304)
Proceeds from bank borrowings	—	32,855
Repayments of bank borrowings	—	(34,724)
Net cash used for financing activities	(8,439)	(12,534)

Effect of exchange rate changes on cash and cash equivalents	74	15

Net decrease in cash and cash equivalents	$(13,624)	$(2,941)

CASH AND CASH EQUIVALENTS at beginning of period	32,476	9,799

CASH AND CASH EQUIVALENTS at end of period	$18,852	$6,858

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$3,693	$638
Interest paid	$81	$52

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2021, may not necessarily be indicative of the results for the full year.

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

2.    Forsake Acquisition

On June 7, 2021, the Company acquired substantially all of the operating assets and certain liabilities of Forsake, Inc. (“Forsake”), a distributor of outdoor footwear, under the brand name “Forsake.” The principal assets acquired were inventory, accounts receivable, and intellectual property, including the Forsake brand name. The aggregate purchase price was approximately $2.6 million, plus contingent payments to be paid annually over a period of five years, depending on Forsake achieving certain performance measures. The Company’s estimate of the discounted fair value of the contingent payments is approximately $1.4 million in total. The $2.6 million purchase price, which was funded with the Company’s available cash , was subject to working capital adjustments through a specified date in November 2021. Working capital adjustments, principally related to the collectability of accounts receivable, are not expected to be material. The establishment of the contingent consideration liability as of the acquisition date is considered a non-cash investing activity. There were no adjustments to the contingent consideration liability from the acquisition date through September 30, 2021. Transaction costs incurred in connection with the acquisition were not material to the Company’s financial statements.

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

The accompanying consolidated condensed financial statements include the results of Forsake from the date of acquisition through September 30, 2021. During this period, Forsake’s total sales were approximately $524,000, of which $281,000 was recognized in the wholesale segment and $243,000 was recognized in the retail segment. Pro forma financial information is not presented as the effects of this acquisition are not material to the Company’s results of operations or financial position.

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

4.    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Numerator:
Net earnings (loss)	$5,069	$(5,869)	$10,214	$(13,590)

Denominator:
Basic weighted average shares outstanding	9,655	9,756	9,663	9,760
Effect of dilutive securities:
Employee share-based awards	47	—	28	—
Diluted weighted average shares outstanding	9,702	9,756	9,691	9,760

Basic earnings (loss) per share	$0.53	$(0.60)	$1.06	$(1.39)

Diluted earnings (loss) per share	$0.52	$(0.60)	$1.05	$(1.39)

Diluted weighted average shares outstanding for the three months ended September 30, 2021 excludes anti-dilutive share-based awards totaling 1,127,000 shares of common stock at a weighted average price of $26.14. Diluted weighted average shares outstanding for the nine months ended September 30, 2021 excludes anti-dilutive share-based awards totaling 1,074,000 shares of common stock at a weighted average price of $25.95. Results for the three and nine month periods ended September 30, 2020 were net losses; therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Diluted weighted average shares outstanding for the three months ended September 30, 2020, excludes anti-dilutive share-based awards totaling 1,169,000 shares of common stock at a weighted average price of $24.71. Diluted weighted average shares outstanding for the nine months ended September 30, 2020, excludes anti-dilutive share-based awards totaling 1,181,000 shares of common stock at a weighted average price of $26.06.

5.    Investments

Investments, at fair value

During the first nine months of 2021, the Company invested $15.2 million of cash in highly liquid fixed income funds. The Company classifies these investments as trading securities and reports them at fair value. There were no significant unrealized gains or losses on these investments in the first nine months of 2021. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a level 1 valuation as defined by ASC 820.

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

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of September 30, 2021, and December 31, 2020.

	September 30, 2021		December 31, 2020
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$751	$755	$2,215	$2,249
Due from one through five years	6,705	7,050	7,420	7,830
Due from six through ten years	2,734	3,188	3,057	3,608
Due from eleven through twenty years	1,199	1,300	2,323	2,547
Total	$11,389	$12,293	$15,015	$16,234

The unrealized gains and losses on marketable securities at September 30, 2021, and at December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Municipal bonds	$904	$—	$1,219	$—

The estimated market values provided are level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company reviewed its portfolio of investments as of September 30, 2021, and determined that no other-than-temporary market value impairment exists.

6.    Intangible Assets

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,219	$11,112
Trademarks	34,768	32,868
Total	$46,987	$43,980

The additional goodwill and trademarks in 2021 resulted from the Forsake acquisition. Goodwill resulting from the Forsake acquisition has been allocated to the Company’s wholesale and retail segments as of the acquisition date. Changes in the carrying amount of the Company’s goodwill by reportable segment for the nine months ended September 30, 2021, were as follows:

	Wholesale	Retail	Total

	(Dollars in thousands)
Balance, December 31, 2020	$11,112	$—	$11,112
Acquisition of business	332	775	1,107
Balance, September 30, 2021	$11,444	$775	$12,219

The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		September 30, 2021			December 31, 2020
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,469)	$1,031	$3,500	$(2,294)	$1,206
Total amortizable intangible assets		$3,500	$(2,469)	$1,031	$3,500	$(2,294)	$1,206

Amortization expense related to the intangible assets was approximately $58,000 in both the third quarters of 2021 and 2020. For the nine months ended September 30, amortization expense related to the intangible assets was approximately $175,000 in both 2021 and 2020.

7.    Segment Information

The Company has two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). The Company’s Chief Executive Officer evaluates the performance of the Company’s segments based on earnings (loss) from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the tables below includes the Company’s wholesale and retail operations in Australia,

South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification.  Summarized segment data for the three months ended September 30, 2021 and 2020, was as follows:

Three Months Ended
September 30,	Wholesale		Retail		Other		Total

	(Dollars in thousands)
2021
Product sales	$49,823		$6,307		$5,325		$61,455
Licensing revenues	343		—		—		343
Net sales	$50,166		$6,307		$5,325		$61,798
Earnings (loss) from operations	$6,027		$1,401		$(682)		$6,746

2020
Product sales	$43,788		$4,367		$4,799		$52,954
Licensing revenues	224		—		—		224
Net sales	$44,012		$4,367		$4,799		$53,178
Earnings (loss) from operations	$2,752	(1)	$(2,796)	(2)	$(3,796)	(3)	$(3,840)
(1)	Included the write-off of a $1.1 million receivable related to Tailored Brands, Inc. due to its bankruptcy filed during the pandemic, $0.5 million in employee costs related to restructuring and temporary closures, $0.5 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.2 million in other related charges, partially offset by $0.3 million of income from government wage subsidies.
(2)	Included $1.5 million in early lease termination charges, $1.0 million for the impairment of retail store fixed assets, and $0.1 million in employee costs related to restructuring and temporary closures.
(3)	Included $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $1.1 million in employee costs related to restructuring and temporary closures, $0.5 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.2 million in related charges, partially offset by $1.1 million of income from government wage and rent subsidies.

Summarized segment data for the nine months ended September 30, 2021 and 2020, was as follows:

Nine Months Ended
September 30,	Wholesale		Retail		Other		Total

	(Dollars in thousands)
2021
Product sales	$124,417		$18,127		$22,682		$165,226
Licensing revenues	1,036		—		—		1,036
Net sales	$125,453		$18,127		$22,682		$166,262
Earnings (loss) from operations	$10,041		$3,326		$(445)		$12,922

2020
Product sales	$105,193		$12,768		$14,621		$132,582
Licensing revenues	826		—		—		826
Net sales	$106,019		$12,768		$14,621		$133,408
Earnings (loss) from operations	$(4,664)	(4)	$(3,741)	(5)	$(7,107)	(6)	$(15,512)
(4)	Included the write-off of $4.4 million in receivables due to two bankruptcies of large customers (J.C. Penny Company, Inc. and Tailored Brands, Inc.) filed during the pandemic, $1.9 million in employee costs related to restructuring and temporary closures, $0.5 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.2 million in other related charges, partially offset by $1.6 million of income from government wage subsidies.

(5)	Included $1.5 million in early lease termination charges, $1.0 million for the impairment of retail store fixed assets, and $0.1 million in employee costs related to restructuring and temporary closures.

(6)	Included $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $2.0 million in employee costs related to restructuring and temporary closures, $1.6 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.6 million in related charges, partially offset by $2.5 million of income from government wage and rent subsidies.

8.    Employee Retirement Plans

The components of the Company’s pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Service cost	$102	$115	$306	$345
Interest cost	371	502	1,113	1,508
Expected return on plan assets	(720)	(693)	(2,160)	(2,081)
Net amortization and deferral	247	191	741	573
Pension expense	$—	$115	$—	$345

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

The components of the Company’s operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Operating lease costs	$1,151	$1,652	$3,717	$5,237
Variable lease costs (1)	67	—	124	12
Total lease costs	$1,218	$1,652	$3,841	$5,249

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of September 30, 2021:

Operating Leases
(Dollars in thousands)
2021, excluding the nine months ended September 30, 2021	$978
2022	3,462
2023	2,617
2024	1,865
2025	1,215
Thereafter	1,442
Total lease payments	11,579
Less imputed interest	(2,459)
Present value of lease liabilities	$9,120

The operating lease liabilities are classified in the consolidated condensed balance sheets (unaudited) as follows:

	September 30, 2021	December 31, 2020

	(Dollars in thousands)
Operating lease liabilities - current	$2,018	$4,245
Operating lease liabilities - non-current	7,102	7,734
Total	$9,120	$11,979

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of September 30, 2021, the Company’s leases have a weighted-average remaining lease term of 2.92 years.

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,024	$2,174	$3,629	$5,424
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$244	$72	$2,266	$216

10.  Income Taxes

The Company’s provision (benefit) for income taxes and effective tax rates for the three and nine months ended September 30, 2021 and 2020 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Earnings (loss) before provision (benefit) for income taxes	$7,008	$(3,733)	$13,749	$(15,016)
Provision (benefit) for income taxes	$1,939	$2,136	$3,535	$(1,426)
Effective tax rate	27.7%	(57.2)%	25.7%	9.5%

Last year’s third quarter and year-to-date income tax provisions included $2.0 million of tax expense related to deferred tax assets of the Company’s foreign subsidiaries. The 2020 effective tax rates were also impacted because the Company did not record an income tax benefit on foreign subsidiary losses, and, in the U.S., the Company had the ability to carry back 2020 losses to a tax year when the U.S. federal statutory tax rate was 35%, which is permitted under the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

11.  Share-Based Compensation Plans

During the three and nine months ended September 30, 2021, the Company recognized $338,000 and $1,210,000 respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2017 through 2021. During the three and nine months ended September 30, 2020, the Company recognized $362,000 and $1,063,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2016 through 2020.

During the first quarter of 2021, the Company’s Board of Directors approved extending the expiration date of stock options granted in years 2015 and 2016. The original expiration date of the stock options granted in 2015 was August 25, 2021, and was extended by two years to August 25, 2023. The original expiration date of the stock options granted in 2016 was August 25, 2022, and was extended by one year to August 25, 2023. The Company recorded an additional $232,000 of compensation expense in the first quarter of 2021 due to the extension of the exercise periods.

The following table summarizes the Company’s stock option activity for the nine-month period ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2020	1,125,383	$25.62
Granted	186,900	$24.00
Exercised	(1,200)	$18.00
Forfeited or expired	(27,015)	$24.22
Outstanding at September 30, 2021	1,284,068	$25.43	5.4	$829,000
Exercisable at September 30, 2021	769,857	$26.58	4.1	$171,000

*    The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on September 30, 2021 of $22.66 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s stock option exercise activity for the three and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$8	$—	$8	$—
Net proceeds from stock option exercises	$—	$—	$—	$—
Income tax benefit from the exercise of stock options	$2	$—	$2	$—

The following table summarizes the Company’s restricted stock award activity for the nine-month period ended September 30, 2021:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2020	72,490	$23.77
Issued	36,325	24.00
Vested	(30,345)	24.41
Non-vested at September 30, 2021	78,470	$23.11	3.0	$1,778,000

*     The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company’s stock on September 30, 2021 of $22.66 multiplied by the number of non-vested restricted shares outstanding.

12.  Short-Term Borrowings

At September 30, 2021, the Company had a $30 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35%. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At September 30, 2021, and during the nine-months then ended, there were no amounts outstanding under the line of credit.

On November 4, 2021, the Company renewed the line of credit agreement , with an increased borrowing limit of $40 million. The new agreement expires on November 4, 2022. The other principal terms of the new agreement are substantially unchanged.

13.  Financial Instruments

At September 30, 2021, the Company had one foreign exchange contract outstanding to sell $3.0 million Canadian dollars at a price of approximately $2.4 million U.S. dollars. This contract expires in the fourth quarter of 2021. The Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.5 million U.S. dollars at a price of approximately $4.5 million Australian dollars. Florsheim Australia’s contracts expire on or before June 30, 2022. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

14.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Dollars in thousands)
Net earnings (loss)	$5,069	$(5,869)	$10,214	$(13,590)
Foreign currency translation adjustments	(601)	751	(568)	(217)
Pension liability, net of tax of $64, $49, $193 and $149, respectively	183	142	548	424
Total comprehensive income (loss)	$4,651	$(4,976)	$10,194	$(13,383)

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2021	2020

	(Dollars in thousands)
Foreign currency translation adjustments	$(6,618)	$(6,050)
Pension liability, net of tax	(21,407)	(21,955)
Total accumulated other comprehensive loss	$(28,025)	$(28,005)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss during the nine months ended September 30, 2021:

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)
Other comprehensive loss before reclassifications	(568)	—	(568)
Amounts reclassified from accumulated other comprehensive loss	—	548	548
Net current period other comprehensive (loss) income	(568)	548	(20)
Ending balance, September 30, 2021	$(6,618)	$(21,407)	$(28,025)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the nine months ended September 30, 2021:

	Amounts reclassified from
	accumulated other
	comprehensive loss for		Affected line item in the
	the nine months ended		statement where net income is
	September 30, 2021		presented
Amortization of defined benefit pension items
Prior service cost	$(47)	(1)	Other income (expense), net
Actuarial losses	788	(1)	Other income (expense), net
Total before tax	741
Tax benefit	(193)
Net of tax	$548
(1)	These amounts were included in pension expense. See Note 8 for additional details.

15.  Equity

The following table reconciles the Company’s equity for the nine months ended September 30, 2021:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)
Net earnings	—	—	1,325	—
Foreign currency translation adjustments	—	—	—	(143)
Pension liability adjustment, net of tax	—	—	—	183
Cash dividends declared	—	—	(2,336)	—
Share-based compensation expense	—	545	—	—
Shares purchased and retired	(62)	—	(1,017)	—
Balance, March 31, 2021	$9,735	$67,723	$136,927	$(27,965)
Net earnings	—	—	3,820	—
Foreign currency translation adjustments	—	—	—	176
Pension liability adjustment, net of tax	—	—	—	182
Cash dividends declared	—	—	(2,334)	—
Share-based compensation expense	—	327	—	—
Shares purchased and retired	(21)	—	(435)	—
Balance, June 30, 2021	$9,714	$68,050	$137,978	$(27,607)
Net earnings	—	—	5,069	—
Foreign currency translation adjustments	—	—	—	(601)
Pension liability adjustment, net of tax	—	—	—	183
Cash dividends declared	—	—	(2,341)	—
Issuance of restricted stock	36	(36)	—	—
Share-based compensation expense	—	338	—	—
Balance, September 30, 2021	$9,750	$68,352	$140,706	$(28,025)

The following table reconciles the Company’s equity for the nine months ended September 30, 2020:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)
Net earnings	—	—	1,162	—
Foreign currency translation adjustments	—	—	—	(2,558)
Pension liability adjustment, net of tax	—	—	—	138
Cash dividends declared	—	—	(2,357)	—
Share-based compensation expense	—	351	—	—
Shares purchased and retired	(60)	—	(1,244)	—
Balance, March 31, 2020	$9,813	$66,183	$156,386	$(26,956)
Net earnings (loss)	—	—	(8,883)	—
Foreign currency translation adjustments	—	—	—	1,590
Pension liability adjustment, net of tax	—	—	—	144
Cash dividends declared	—	—	(2,355)	—
Share-based compensation expense	—	350	—	—
Balance, June 30, 2020	$9,813	$66,533	$145,148	$(25,222)
Net earnings (loss)	—	—	(5,869)	—
Foreign currency translation adjustments	—	—	—	751
Pension liability adjustment, net of tax	—	—	—	142
Cash dividends declared	—	—	(2,363)	—
Issuance of restricted stock	31	(31)	—	—
Share-based compensation expense	—	362	—	—
Balance, September 30, 2020	$9,844	$66,864	$136,916	$(24,329)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company’s good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2020, including most prominently, the risk and uncertainties associated with the ongoing unpredictable global COVID-19 pandemic.  As to the latter, since March 2020, the Company has experienced temporary and perhaps long-term changes in the demand profile for certain of its products, restrictions on the ability of its retail stores to remain open and fully operational, delays in and increased costs of shipping goods from overseas suppliers, and other impacts. While these impacts were most prominent in 2020, the pandemic has not ended and remains an unpredictable and possibly potent factor that could impact the Company’s future operations and financial conditions.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of e-commerce businesses and four brick and mortar retail stores in the United States as of September 30, 2021. Retail sales are made directly to consumers on the Company’s websites, or by Company employees.

The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). In late 2020, the Company decided to close Florsheim Europe, and management is in the final stages of winding down this business. The majority of the Company’s operations are in the United States and its results are primarily driven by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

The Company’s legacy brands: Florsheim, Nunn Bush, and Stacy Adams, all experienced strong performance at the retail level during the third quarter. Early in the pandemic, there was a spike in demand for athletic, rugged-casual, and comfort-casual footwear but substantially reduced demand for dress and dress-casual shoes. With the rollout of vaccines in March and the subsequent loosening of pandemic-related social restrictions, the Company began to see a shift in demand back toward more refined footwear categories as consumers reevaluated their closets for a return to the office and more formal social occasions. Retailers and brands were unprepared for the subsequent surge in demand, and the Company has been working to fill the pipeline and restock to normal inventory levels. The situation has been exacerbated by supply chain issues, especially in regard to transportation of finished product. While the Company is working through delays and chasing demand, the Company believes it has been in a relatively better inventory position than its competitors and as a result has gained market share. Management anticipates strong demand within the dress and dress-casual market well into 2022, absent adverse pandemic-related developments.

While the Company is pleased with the resurgence of the traditional, more refined footwear market, it is also encouraged by the ability of its legacy brands to expand into the true casual market with expanded offerings of athletic-inspired and outdoor-oriented shoes. The Company’s design and selling focus throughout the pandemic has been towards casualizing its brands, and it is having success both in getting new categories placed as well as with sell-throughs at the consumer level. Moving forward, the Company’s legacy businesses will have a more balanced ratio between dress footwear and truly casual shoes, reflecting the changing lifestyle trends in a post-pandemic world.

BOGS wholesale sales were down for the quarter. The decrease entirely reflected production and shipping delays from the Company’s factory base in Asia. Sales across all BOGS category segments are robust as the Company enters the principal selling season for BOGS at retail. While deliveries are later than originally planned, management believes the Company will be in a better inventory position heading into the holiday season. The outdoor boot category has been strong throughout the pandemic, and BOGS has benefitted from increased consumer interest in the brand. While BOGS classic weather boot sales remain the foundation of the business, meaningful progress has been made toward developing a successful casual lifestyle business which will offer additional growth opportunities for the BOGS brand in the future.

Third quarter 2021 wholesale sales were negatively impacted by bottlenecks throughout the supply chain.  However, demand is currently strong across all of the Company’s brands, and management anticipates improved inventory flow throughout the fourth quarter of 2021 which will enable the Company to fulfill much of the increased demand through the end of the year and into 2022.

In the Company’s U.S. retail segment, third quarter sales were up 44%. The Company’s four brick-and-mortar stores in the U.S. performed well, exceeding sales from the same period in 2019. The majority of retail’s growth, however, was driven by e-commerce, with sales up 33% versus last year and up 54% versus 2019 in the U.S.  The Company continues to invest heavily in building out its e-commerce platform to maintain its growth momentum. With the reduction in unprofitable brick-and-mortar stores and increases in e-commerce sales, the Company’s direct-to-consumer business is becoming an important profit driver in the Weyco business model.

The Company experienced a temporary setback in its overseas businesses during the quarter, as renewed lockdowns in Australia and New Zealand impacted both retail sales and wholesale shipments. The Company has made good headway towards reestablishing profitably in its Florsheim Australia businesses, which encompasses the markets in Australia, New Zealand, the Pacific Rim, and South Africa. Since the beginning of the pandemic, management has focused on shedding or renegotiating unfavorable leases and leveraging its e-commerce platform in the U.S. Unfortunately, the zero-case tolerance policy in Australia and Auckland for COVID-19, and the subsequent shutdown of retail stores, resulted in a loss at Florsheim Australia for the quarter.  The Australia market has begun to reopen in stages in the fourth quarter, and the Company remains confident that it will ultimately reap the benefits of the changes made over the past year.

Third Quarter Highlights

Consolidated net sales for the third quarter of 2021 were $61.8 million, an increase of 16% compared to last year’s third quarter net sales of $53.2 million. Consolidated earnings from operations totaled $6.7 million for the third quarter of 2021, up from operating losses of $3.8 million in the same period one year ago. The Company’s net earnings rose to $5.1 million, or $0.52 per diluted share, in the third quarter of 2021, from net losses of $5.9 million, or $0.60 per diluted share, in last year’s third quarter.

Last year’s third quarter operating results were significantly impacted by the COVID-19 pandemic, and included non-recurring charges totaling $7.4 million. As such, comparisons of 2021 financial performance to 2020 may have limited utility. Therefore, selected comparisons to 2019 are included as appropriate. Net sales for the three months ended September 30, 2021 rose to approximately 75% of third quarter 2019 net sales levels. Consolidated operating earnings for the quarter recovered to 80% of 2019 levels.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2021 were $166.3 million, up 25% from net sales of $133.4 million during the first nine months of 2020. Consolidated earnings from operations totaled $12.9 million in the first nine months of 2021, up from operating losses of $15.5 million in the first nine months of 2020. The Company’s net earnings totaled $10.2 million, or $1.05 per diluted share, for the nine months ended September 30, 2021 versus net losses of $13.6 million, or $1.39 per diluted share, in the same period last year.

Last year’s year-to-date results were significantly impacted by the COVID-19 pandemic. The majority of retailers, including the Company’s retail stores, were shut-down in mid-March 2020 and remained closed for a majority of the second quarter. Net sales for the nine months ended September 30, 2021 recovered to 77% of net sales in the first nine months of 2019. Consolidated operating earnings for the year-to-date period recovered to 83% of 2019 levels.

Financial Position Highlights

At September 30, 2021, cash , short-term investments and marketable securities totaled $45.4 million and there were no amounts outstanding under the Company’s revolving line of credit. During the first nine months of 2021, the Company generated $9.7 million of cash from operations and $3.6 million from maturities of marketable securities. The Company invested $15.2 million in short-term investments,  paid dividends of $6.9 million, repurchased $1.5 million of Company stock, and had $673,000 of capital expenditures. The Company also spent $2.6 million to acquire the Forsake brand in the second quarter.

SEGMENT ANALYSIS

Net sales and earnings (loss) from operations for the Company’s segments in the three and nine months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$50,166	$44,012	14%	$125,453	$106,019	18%
North American Retail	6,307	4,367	44%	18,127	12,768	42%
Other	5,325	4,799	11%	22,682	14,621	55%
Total	$61,798	$53,178	16%	$166,262	$133,408	25%

Earnings (Loss) from Operations
North American Wholesale	$6,027	$2,752	119%	$10,041	$(4,664)	315%
North American Retail	1,401	(2,796)	150%	3,326	(3,741)	189%
Other	(682)	(3,796)	82%	(445)	(7,107)	94%
Total	$6,746	$(3,840)	276%	$12,922	$(15,512)	183%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and nine months ended September 30, 2021 and 2020, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2021	2020	Change	2021	2020	Change

	(Dollars in thousands)
North American Net Sales
Stacy Adams	$8,652	$7,274	19%	$27,322	$25,036	9%
Nunn Bush	9,202	8,129	13%	26,650	21,660	23%
Florsheim	13,442	8,605	56%	39,255	29,941	31%
BOGS/Rafters	18,248	19,780	(8)%	30,909	28,556	8%
Forsake	279	—	100%	281	—	100%
Total North American Wholesale	$49,823	$43,788	14%	$124,417	$105,193	18%
Licensing	343	224	53%	1,036	826	25%
Total North American Wholesale Segment	$50,166	$44,012	14%	$125,453	$106,019	18%

Net sales for the three and nine months ended September 30, 2021 were up across all of the Company’s legacy brands (Stacy Adams, Nunn Bush, and Florsheim). Last year’s third quarter and year-to-date sales of the legacy brands were down significantly as a result of the pandemic. Sales of the BOGS outdoor brand were down for the quarter, due mainly to delays in receiving inventory caused by disruptions in the supply chain. BOGS sales for the year-to-date period were up compared to the first nine months of 2020, primarily due to increased sales to e-commerce and off-price retailers.

Business recovery continues in the Company’s wholesale segment, with wholesale sales for the three and nine months ended September 30, 2021 rising to approximately 74% and 72% of the comparative 2019 levels. At wholesale, there was a significant pickup in demand across all of the Company’s brands during the third quarter, however, bottlenecks in the supply chain caused delays in receiving merchandise which negatively impacted third quarter shipments. The Company has begun to see increased levels of inventory receipts in October, which management expects to continue throughout the rest of the year, and which should help the Company meet the increased demand for its products in the fourth quarter and into 2022.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Last year's licensing revenues were down for the quarter and year-to-date periods, in line with reductions in licensees’ sales of branded products.

Earnings (Loss) from Operations

Gross earnings for the North American wholesale segment were 34.6% of net sales in the third quarter of 2021 compared to 35.7% of net sales in last year’s third quarter. Third quarter gross margins were negatively impacted by higher inbound freight costs. The Company has been paying premium freight rates in order to reserve space on container ships. The Company has raised its selling prices to mitigate the impact of higher material and freight costs on its gross margins; however, management believes that margins will continue to be adversely affected at least through the first half of 2022.  Last year’s third quarter gross margins were adversely impacted by a $0.5 million reserve for obsolete and slow-moving inventory due to COVID-19 related impacts.

For the nine months ended September 30, 2021, wholesale gross earnings were 33.8% of net sales compared to 33.7% of net sales in the same period of 2020.

North American wholesale segment selling and administrative expenses consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $11.3 million, or 23% of net sales, in the third quarter of 2021, compared to $13.0 million, or 30% of net sales, in the third quarter of 2020. Third quarter 2021 expenses were reduced by approximately $1.9 million of wage subsidies received from the U.S. and Canadian governments. Third quarter 2020 expenses included the write-off of a $1.1 million receivable related to Tailored Brands, Inc. due to its bankruptcy filing during the pandemic, $0.5 million in employee costs related to restructuring and temporary closures, and $0.2 million in other related charges, partially offset by $0.3 million of wage subsidies received from the U.S. and Canadian governments.

For the nine months ended September 30, wholesale selling and administrative expenses were $32.4 million, or 26% of net sales, in 2021, compared to $40.4 million, or 38% of net sales, in 2020. Year-to-date 2021 expenses were reduced by approximately $5.5 million of wage subsidies received from the U.S. and Canadian governments. Year-to-date 2020 expenses included the write-off of $4.4 million in receivables due to the bankruptcies of two large customers (J.C. Penney Company, Inc. and Tailored Brands, Inc.) during the pandemic, $1.9 million in employee costs related to restructuring and temporary closures, and $0.2 million in other related charges, partially offset by $1.6 million of wage subsidies received from the U.S. and Canadian governments.

Wholesale earnings from operations totaled $6.0 million for the three months ended September 30, 2021, compared to operating earnings of $2.8 million in last year’s third quarter. For the nine months ended September 30, 2021, the wholesale segment had operating earnings of $10.0 million, up from operating losses of $4.7 million in the same period of 2020. The increases for the quarter and year-to-date periods were primarily due to higher sales volumes and lower selling and administrative costs relative to sales. Wholesale operating earnings for the three and nine months ended September 30, 2021 recovered to 64% and 59%, respectively, of comparative 2019 levels, in line with the lower sales volumes relative to 2019.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection warehousing, shipping, and handling costs, which are included in selling and administrative expenses). Wholesale distribution costs were $3.0 million and $2.9 million for the third quarters of 2021 and 2020, respectively. Third quarter 2021 and 2020 distribution costs were reduced by $513,000 and $34,000, respectively, as a result of government wage subsidies. For the nine-month periods ended September 30, 2021 and 2020, wholesale distribution costs were $7.5 million and $8.6 million, respectively. Year-to-date 2021 and 2020 distribution costs were reduced by $1.5 million and $400,000, respectively, as a result of government wage subsidies. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in the Company’s retail segment were $6.3 million in the third quarter of 2021, up 44% from $4.4 million in the third quarter of 2020. For the nine months ended September 30, retail net sales increased 42% to $18.1 million in 2021, from $12.8 million in 2020.  Same store sales rose 49% and 50% for the quarter and year-to-date periods, respectively, compared to the same periods one year ago, due to increases in e-commerce sales and higher brick-and-mortar sales. Last year’s brick and mortar same store sales were down significantly as a result of the pandemic. The Company closed three unprofitable retail stores in the third quarter of 2020, and currently has just four active U.S. brick-and-mortar locations.

Retail net sales for the three and nine months ended September 30, 2021 surpassed the comparative 2019 levels by 22% and 12%, respectively. While most of these increases were driven by e-commerce growth, brick-and-mortar sales at the Company’s four remaining locations also exceeded their 2019 levels.

Earnings (Loss) from Operations

Retail gross earnings were 68.4% of net sales in the third quarter of 2021, compared to 63.6% of net sales in last year’s third quarter. For the nine months ended September 30, retail gross earnings were 66.5% of net sales in 2021, and 63.5% of net sales in 2020.

Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, and rent and occupancy costs. Retail selling and administrative expenses were $2.9 million, or 46% of net sales, in the third quarter of 2021, compared to $5.6 million, or 128% of net sales, in the third quarter of 2020. For the nine months ended September 30, retail selling and administrative expenses were $8.7 million, or 48% of net sales, in 2021, versus $11.9 million, or 93% of net sales, in 2020. Third quarter and year-to-date 2020 expenses included $1.5 million in early lease termination charges, $1.0 million for the impairment of retail store fixed assets, and $0.1 million in employee costs related to restructuring and temporary closures.

The retail segment had operating earnings of $1.4 million for the quarter, up from operating losses totaling $2.8 million in last year’s third quarter. For the nine months ended September 30, retail earnings from operations totaled $3.3 million in 2021, up from operating losses of $3.7 million in 2020. The increases for the quarter and first nine months of 2021 were due to higher sales and lower selling and administrative expenses.

Retail operating earnings for the three and nine months ended September 30, 2021 outpaced 2019 levels due largely to growth in the Company’s more profitable e-commerce businesses and the shedding of unprofitable stores last year.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $5.3 million in the third quarter of 2021, up from $4.8 million in the third quarter of 2020. The increase was at Florsheim Australia, with sales up in both its wholesale and retail businesses, partially offset by lower sales at Florsheim Europe, as the Company is in the final stages of winding down this business. For the nine months ended September 30, 2021, other net sales were $22.7 million, compared to $14.6 million in the same period last year. The year-to-date increase was primarily at Florsheim Australia, with sales up in both its wholesale and retail businesses. Last year’s third quarter and year-to-date sales were down significantly as a result of COVID-related retail shutdowns.

Other net sales for the third quarter of 2021 recovered to 56% of 2019 levels. Business recovery in Australia has been hindered by a large number of Florsheim Australia’s retail stores being closed for a majority of the third quarter due to lockdowns imposed in New South Wales and Victoria. Stores in New South Wales have begun to reopen in October, and it is expected that all of the Company’s stores in Australia will be reopened during the fourth quarter, absent adverse pandemic-related developments. For the year-to-date period, other net sales recovered to 82% of 2019 levels.

Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $682,000 in the third quarter of 2021, compared to operating losses of $3.8 million in the third quarter of 2020, and operating losses of $1.4 million in 2019.  The improvement in 2021 was largely due to improved performance at Florsheim Australia. Last year’s third quarter losses included $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $1.1 million in employee costs related to restructuring and temporary closures, $0.5 million in reserves for obsolete and slow-moving inventory due to COVID-19-related impacts, and $0.2 million in other related charges, partially offset by $1.1 million of income from government wage and rent subsidies.

For the nine months ended September 30, 2021, Florsheim Australia and Florsheim Europe had operating losses totaling $445,000, compared to operating losses totaling $7.1 million in the same period last year, and operating losses of $2.7 million in 2019. The improvement in 2021 was largely due to improved performance at Florsheim Australia.  Last year’s year-to-date losses included $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $2.0 million in employee costs related to restructuring and temporary closures, $1.6 million in reserves for obsolete and slow moving inventory due to COVID-19-related impacts, and $0.6 million in other related charges, partially offset by $2.5 million of income from government wage and rent subsidies.

Other income and expense

Interest income was $186,000 and $121,000 for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, interest income was $505,000 in 2021 and $408,000 in 2020. Interest expense decreased $6,000 for the three months ended September 30, 2021, compared to the same period of 2020. For the nine months ended September 30, 2021, interest expense increased $22,000 compared to the same period last year.

Other income (expense), net, rose to $76,000 of income for the quarter compared to $8,000 of expense in last year’s third quarter. For the year-to-date period, other income (expense), net, totaled $403,000 of income in 2021 versus $147,000 of income in 2020.  Changes between periods were largely due to gains and losses recognized on foreign exchange contracts entered into by Florsheim Australia.

The Company’s effective tax rate for the three months ended September 30, 2021 was 27.7% compared to (57.2%) for the same period of 2020. For the nine months ended September 30, the effective tax rate was 25.7% in 2021 versus 9.5% in 2020. Last year’s third quarter and year-to-date income tax provisions included $2.0 million of tax expense related to deferred tax assets of the Company’s foreign subsidiaries. The 2020 effective tax rates were also impacted because the Company did not record an income tax benefit on foreign subsidiary losses, and, in the U.S., the Company had the ability to carry back 2020 losses to a tax year when the U.S. federal statutory tax rate was 35%, which is permitted under the U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term investments, and its revolving line of credit. The Company generated $9.7 million of cash from operating activities during the first nine months of 2021, compared to $6.8 million in the same period of 2020. The increase between years was primarily due to higher earnings this year, partially offset by changes in operating assets and liabilities, principally accounts receivable and inventory. The Company’s inventory levels increased to $52.9 million at September 30, 2021 from $33.6 million at June 30, 2021. These figures include inventory that has left the supplier, is paid for, and is in-transit to the Company’s distribution facility. With transit times historically being approximately four to six weeks, the percentage of in-transit versus on-hand inventory has typically been between 10 – 20% of the Company’s total wholesale inventory. With transit times now running in excess of eight weeks, and with the delays in obtaining space on shipping vessels and the large amount of inventory on order, the Company’s wholesale in-transit inventory was approximately 56% of its total inventory as of September 30, 2021. Bottlenecks in the supply chain are beginning to loosen up, and the Company is now receiving a much greater number of containers currently than is normal. Management believes the Company will be well-positioned to fulfill much of its increased demand in the fourth quarter.

During the second quarter of 2021, the Company paid $2.6 million to acquire the Forsake brand. In connection with the acquisition, the Company is obligated to make annual contingent payments to be paid annually over a period of five years, depending on Forsake achieving certain performance measures. The Company’s estimate of the discounted fair value of the contingent payments is approximately $1.4 million in total.

During the first nine months of 2021, the Company invested $15.2 million of cash in highly liquid fixed income funds.

The Company paid three quarterly dividend dividends totaling $6.9 million in the first nine months of 2021, and four quarterly dividend payments totaling $9.4 million in the first nine months of 2020. The Company accelerated the timing of its January 2021 dividend into 2020, and resumed its regular quarterly payment schedule in March 2021. On November 2, 2021, the Company’s Board of Directors declared a cash dividend of $0.24 per share to all shareholders of record on November 29, 2021, payable December 31, 2021.

The Company repurchases its common stock under its share repurchase program when it believes market conditions are favorable.  During the first half of 2021, the Company repurchased 83,545 shares for a total cost of $1.5 million. The Company did not repurchase any of its shares in the third quarter of 2021. As of September 30, 2021, the Company had the authority to repurchase approximately 252,000 shares under its previously announced stock repurchase program.

Capital expenditures were $673,000 in the first nine months of 2021. Management estimates that capital expenditures for 2021 will be between $1.0 million and $1.5 million.

At September 30, 2021, the Company had a $30 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35%. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At September 30, 2021, the Company was in compliance with all financial covenants and there were no amounts outstanding under the line of credit. There also were no amounts outstanding under the line of credit during the nine-month period ended September 30,

2021. On November 4, 2021, the Company renewed the line of credit agreement on substantially the same terms, but with an increased borrowing limit of $40 million. The new agreement expires on November 4, 2022.

At September 30, 2021, approximately $2.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Item 5. Other Information

On November 4, 2021, the Company renewed its revolving line of credit (the “Credit Agreement”) with Associated Bank, National Association for another one-year term that expires on November 4, 2022. The Credit Agreement was renewed with an increased borrowing limit of $40 million. Under the terms of the Credit Agreement, amounts outstanding bear interest at LIBOR plus 1.35%. The Credit Agreement, which is secured by a lien against the Company’s general corporate assets, contains customary representations, warranties and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. The foregoing description does not purport to be complete and is qualified in its entirety by reference to the First Amendment to Credit Agreement with Associated Bank, National Association, a copy of which is filed as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.1	First Amendment to Credit Agreement, dated as of November 4, 2021, between Weyco Group, Inc. and Associated Bank, National Association		X

10.2	Amended and Restated Revolving Loan Note, dated November 4, 2021, between Weyco Group, Inc. and Associated Bank, National Association		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 9, 2021	/s/ John F. Wittkowske
John F. Wittkowske
Senior Vice President and Chief Financial Officer