Form 10-K
period 2021-12-31
WEYCO GROUP INC
filed 2022-03-11
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021, or

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2021, was $131,643,000. This was based on the closing price of $22.37 per share as reported by Nasdaq on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2022, there were 9,664,756 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 3, 2022, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2021

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

On June 7, 2021, the Company acquired substantially all of the operating assets and certain liabilities of Forsake, Inc. Forsake will join BOGS as part of the Company's outdoor division. Forsake designs and markets modern outdoor footwear, including hiking shoes and sneakerboots, under the brand name "Forsake." Its products are sold primarily in outdoor specialty stores and on e-commerce websites throughout North America. Management believes that Forsake fits well into the Company's strategy to diversify its product mix and build its presence in the outdoor footwear market. See Note 3 in the Notes to Consolidated Financial Statements for more information regarding the acquisition.

The Company purchases finished shoes from outside suppliers, primarily located in China and India, but has also expanded into Cambodia, Vietnam, and the Dominican Republic. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. While the Company sources from more than 60 suppliers, two individual suppliers each accounted for slightly more than 10% of its total inventory purchases in 2021. Costs from the Company’s suppliers have historically been relatively stable although, in recent years, there have been upward cost pressures due to higher freight, labor, and materials costs, as well as due to tariffs and other trade protection measures. In particular, during 2021 the Company experienced higher freight costs due to supply chain bottlenecks, which have not yet fully resolved.

The Company’s business is separated into two reportable segments – the North American wholesale segment (“Wholesale”) and the North American retail segment (“Retail”). The Company also has other wholesale and retail businesses overseas which include its businesses in Australia, South Africa and Asia Pacific (collectively, “Florsheim Australia”), and its wholesale and retail businesses in Europe (“Florsheim Europe”).  In late 2020, the Company decided to close Florsheim Europe and management is in the final stages of winding down this business.

Sales of the Company’s wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 77% and 78% of total net sales in 2021 and 2020, respectively. At wholesale, shoes are marketed throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2021 and 2020, no individual customer represented 10% or more of the Company’s total net sales. The Company employs traveling salespeople and independent sales representatives who sell the Company’s products to retail outlets. Shoes are shipped to these retailers primarily from the Company’s distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, which mainly sells winter and outdoor boots, there is seasonality in its business due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, the Company carries significant amounts of inventory to meet customer delivery requirements and periodically provides extended payment terms to customers.  The Company also has licensing agreements with third parties who sell its branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

Sales of the Company’s retail segment constituted 12% and 11% of total net sales in 2021 and 2020, respectively.  The retail segment consists of e-commerce businesses and four brick and mortar stores in the United States. Retail sales are made directly to consumers on the Company’s websites, or by Company employees.  The Company believes that as a result of the reduction in brick and mortar stores, the future results of its U.S. retail segment will be driven by its more profitable e-commerce businesses. Management intends to continue to focus on investing in and growing the e-commerce businesses.

Sales of the Company’s other businesses constituted 11% of total net sales in both 2021 and 2020. These sales relate to the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe.

As of December 31, 2021, the Company employed 608 persons worldwide, of whom 439 were full-time employees.

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

ITEM 1A     RISK FACTORS

There are various factors that affect or might affect the Company’s business, results of operations and financial condition, many of which are beyond the Company’s control. The following is a description of some of the material factors that could materially and adversely affect the Company’s reputation, business, results of operations and financial condition.

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

Additional risks associated with foreign sourcing that could negatively impact the Company’s business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, foreign currency fluctuations, expropriation and nationalization. For example, beginning in 2019, an additional tariff was imposed on leather footwear imported from China, where the Company sources a significant portion of its products. Although this tariff did not have a material adverse effect on the Company’s results of operations due to various mitigation efforts, the imposition of additional tariffs on the Company’s products could have a material adverse effect on the Company’s future results of operations. It is difficult to predict the effects of current or future tariffs and other trade barriers and disputes, and the Company's efforts to reduce the effects of tariffs through pricing and other measures may not be effective.

A disruption in the Company's supply chain could adversely affect its profitability.

Most of the Company's products for North American distribution are shipped to the Company via ocean freight carriers to ports primarily on the west coast of North America. The Company’s reliance on ocean freight transportation for the delivery of its inventory exposes it to various inherent risks, including port congestion, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increased costs and disruption of business. In 2021, the Company's supply chain was disrupted by congestion throughout the supply chain, domestic port and warehousing delays, and container shortages, resulting in the Company incurring premium freight charges on a portion of its imports. In addition to these factors, global inflation has also contributed to already higher incremental freight costs. Severe disruptions of the supply chain may force the Company to use more expensive methods to ship its products, and it may not be able to meet its customers delivery requirements which may result in loss of sales.

Any severe and prolonged disruption to ocean freight transportation could force the Company to rely on alternate and more expensive transportation systems. Efficient and timely inventory deliveries and proper inventory management are important factors in the Company's operations. Extended delays and disruptions in shipments could result in negative impacts to the pricing of the Company's products due to changes in the availability of inventory, increased shipping costs, or missed sales that may materially adversely impact its business and results of operations.

Loss of the services of the Company’s top executives and an inability to effectively manage leadership transitions, could adversely affect the business.

Thomas W. Florsheim, Jr., the Company’s Chairman and Chief Executive Officer, and John W. Florsheim, the Company’s President, Chief Operating Officer and Assistant Secretary, each have a strong heritage within the Company and the footwear industry. They possess knowledge, relationships and reputations based on their lifetime exposure to and experience in the Company and the industry.  The unexpected loss of either one or both of the Company’s top executives could have an adverse impact on the Company’s performance. A loss of the skills, industry knowledge, contacts and expertise of any of the Company's senior executives could cause a setback to its operating plan and strategy. In addition, transitions of important responsibilities to new individuals include the possibility of disruptions, which could negatively impact the Company’s business and results of operations.

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

Spending patterns in the footwear market, particularly those in the moderate-priced market in which a majority of the Company’s products compete, have historically been correlated with consumers’ disposable income. As a result, the success of the Company is affected by changes in general economic conditions, especially in the United States. Factors affecting discretionary income for the moderate consumer include, among others, general business conditions, gas and energy costs, inflation rates, employment rates, consumer confidence, interest rates and taxation.  Additionally, the economy and consumer behavior generally impact the financial strength and buying patterns of retailers, which can also affect the Company’s results. Volatile, unstable or weak economic conditions, or a worsening of conditions, could adversely affect the Company’s sales volume and overall performance.

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

The Company regularly assesses its retail locations in the U.S. and overseas and, at times, including during fiscal 2021, has closed unprofitable retail locations and incurred costs related to such closures. Future closures could have a material adverse effect on results.

As the popularity of online shopping for consumer goods continues to increase, the Company’s retail partners in the U.S. and abroad may experience decreased foot traffic, which could negatively impact their businesses. In addition, the COVID-19 pandemic has caused, and is expected to continue to cause, a decrease in foot traffic; other significant health pandemic or outbreaks of infectious diseases could also lead to a similar decrease in foot traffic. Decreases in foot traffic have, and in the future may, in turn, negatively impact the Company’s sales to those customers, and adversely affect the Company’s results of operations.

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

The Company’s success is dependent upon its ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. For example, as a result of the COVID-19 pandemic, purchases of dress and other dress-casual footwear were negatively affected in 2020 and early 2021 as many consumers worked from home due to stay-at-home orders or otherwise, and social as well as other occasion-related events were cancelled. Failure to predict or effectively respond to trends or preferences could have an adverse impact on the Company’s sales volume and overall performance, as well as have a negative impact on the Company’s reputation.

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

The Company is exposed to other risks of doing business in foreign jurisdictions, including political, economic or social instability, armed conflicts, acts of terrorism, civil unrest, changes in government policies and regulations, outbreaks of infectious diseases (such as the COVID-19 pandemic), severe weather events, natural disasters, and exposure to liabilities under anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act). The Company is also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Additional legislation or other changes in the U.S. tax laws or interpretations could increase the Company’s U.S. income tax liability and adversely affect the Company’s after-tax profitability.  Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on the Company’s business and results of operations.

In connection with increasing tensions related to the ongoing conflict between Russia and Ukraine, governments in the U.S., U.K. and the EU have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Further escalation of geopolitical tensions could have a broader impact that expands into other markets where the Company does business, which could adversely affect its business and/or supply chain, international subsidiaries, business partners or customers in the broader region. The Company’s business may be impacted as a result of various factors, including inflation, increased energy prices, a slowing U.S. economy, more ocean freight disruptions, increased cyber-attacks, and reduced consumer confidence.

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

The Company sells footwear in its retail stores and on its websites, and therefore the Company and/or its third-party credit card processors must process, store, and transmit large amounts of data, including personal information of its customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of Company technology and systems, could expose the Company or its customers to a risk of loss or misuse of such information, adversely affect the Company’s operating results, result in litigation or potential liability for the Company, and otherwise harm the Company’s business and/or reputation.  The Company’s technology and systems, as well as those of its partners have, and in the future may, become the target of cyberattacks. To this point, the Company has not experienced a material breach; however, in order to address these risks, the Company has secured cyber insurance and it uses third party technology and systems to aid in safeguarding the Company’s data and systems, including, without limitation, encryption and authentication technology, content delivery to customers, back-office support, and other functions. Although the Company has developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

Risk factors related to COVID-19 and other infectious diseases

The duration and scope of the impacts of the COVID-19 pandemic are uncertain and may continue to adversely affect the Company’s operations, supply chain, distribution, and demand for its products.

The global outbreak of COVID-19 and related variants has created significant uncertainty within the global markets that the Company serves. The Company has operations, customers and suppliers in countries significantly impacted by COVID-19. Governmental authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans and restrictions, increased border controls and closures, quarantines, shelter-in-place orders and business shutdowns, and such authorities may impose additional restrictions in the future. The Company has also taken actions to protect its employees and to mitigate the spread of COVID-19 within its business. There can be no assurance that the measures implemented by governmental authorities or the Company’s actions will be effective or achieve their desired results in a timely fashion.

The impact of COVID-19 has resulted in disruptions to the Company’s supply chain, and may continue to do so, which could negatively impact its ability to meet customer demand. In particular, the Company’s suppliers located in China are subject to a heightened risk of temporary or permanent shutdowns due to China’s zero-tolerance COVID-19 policy. The duration of the disruption to the Company’s supply chain, and the related financial impact, cannot be estimated at this time, although the Company expects these challenges to continue to impact it at least through the first part of 2022. Should such disruption continue for an extended period of time, or if the Company encounters significant work stoppages or outbreaks due to COVID-19 at one or more of its locations or suppliers in the future, the Company may not be able to satisfy customer demand for a period of time.

Furthermore, the impact of COVID-19 on the economy, demand for the Company’s products and impacts to its operations, including the measures taken by governmental authorities to address it, may precipitate or exacerbate other risks and/or uncertainties, including specifically many of the risk factors set forth in this Annual Report, including inflationary costs, disruptions due to labor shortages, and supply chain disruptions, which may have a significant impact on the Company's operating results and financial condition, although it is unable to predict the extent or nature of these impacts at this time.

Risks related to financing, investment and pension matters

Volatility and uncertainty in the U.S. and global credit markets could adversely affect the Company’s business.

U.S. and global financial markets have at times been unstable and unpredictable, which has generally resulted in tightened credit markets with heightened lending standards and terms. The ultimate impact on the U.S. and global financial markets of the Russian invasion of Ukraine cannot yet be predicted, and will depend on the severity and duration of the conflict and the sanctions imposed by the U.S. and other countries. Volatility and instability in the credit markets pose various risks to the Company, including, among others, a negative impact on retailer and consumer confidence, limits to the Company’s customers’ access to credit markets and interference with the normal commercial relationships between the Company and its customers.  Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from the Company and the collectability of amounts owed to the Company, and in some cases, causes the Company to reduce or cease shipments to certain customers who no longer meet the Company’s credit requirements.

In addition, weak economic conditions and unstable and volatile financial markets could lead to certain of the Company’s customers experiencing cash flow problems, which may force them into higher default rates or to file for bankruptcy protection which may increase the Company’s bad debt expense or further negatively impact the Company’s business.

Interest rate volatility may increase the cost of financing. The Company’s U.S. dollar variable rate debt currently uses London Interbank Offered Rate (“LIBOR”) as a benchmark for determining interest rates. In connection with the Company’s line of credit amendment in November 2021, language was added to the agreement to include a benchmark replacement rate, selected by the bank and the Company, as a replacement to LIBOR that would take affect at the time LIBOR ceases.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company or its pension plan may result in a material adverse effect on the Company’s financial condition, results of operations, and liquidity.

The Company maintains an investment portfolio consisting primarily of investment-grade municipal bond investments. The Company’s investment policy only permits the purchase of investment-grade securities. The Company’s investment portfolio totaled $10.2 million as of December 31, 2021, or approximately 4% of total assets.  If the value of municipal bonds in general or any of the Company’s municipal bond holdings deteriorate, the performance of the Company’s investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

None

ITEM 2     PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2021:

		Owned/	Square
Location	Character	Leased	Footage	% Utilized
Glendale, Wisconsin (1)	Two story office and distribution center	Owned	1,100,000	80%
Montreal, Canada (1)	Multistory office and distribution center	Owned (3)	92,800	90%
Fairfield Victoria, Australia (2)	Office and distribution center	Leased	54,400	100%

(1)	These properties are used principally by the Company’s North American wholesale segment.
(2)	This property is used principally by the Company's other businesses which are not reportable segments.
(3)	The Company owns a 50% interest in this property. See Note 10 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, the Company also operates offices, distribution facilities, and retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for the Company’s current operations. See Note 8 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3     LEGAL PROCEEDINGS

None

ITEM 4     MINE SAFETY DISCLOSURES

Not Applicable

INFORMATION ABOUT EXECUTIVE OFFICERS

The following individuals were executive officers of Company as of December 31, 2021:

Name	Position	Age
Thomas W. Florsheim, Jr. (1)	Chairman and Chief Executive Officer	63
John W. Florsheim (1)	President, Chief Operating Officer and Assistant Secretary	58
John F. Wittkowske (2) (3)	Senior Vice President, Chief Financial Officer and Secretary	62
Judy Anderson (3)	Vice President, Finance and Treasurer	54
Kate Destinon	Vice President, and President of Nunn Bush Brand	46
Dustin Combs	Vice President, and President of BOGS and Rafters Brands	39
Brian Flannery	Vice President, and President of Stacy Adams Brand	60
Kevin Schiff	Vice President, and President of Florsheim Brand	53
George Sotiros (2)	Vice President, Information Technology and Distribution	55
Allison Woss	Vice President, Supply Chain	49

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.
(2)	John F. Wittkowske and George Sotiros are brothers-in-law.
(3)	As announced on Form 8-K dated November 2, 2021, John F. Wittkowske will retire from the Company effective May 6, 2022. Judy Anderson will become the Company's new Chief Financial Officer and Secretary.

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

PART II

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of the Company’s common stock are traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol “WEYS.” There were 134 holders of record of the Company’s common stock as of March 1, 2022.

In 1998, the Company’s stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, the Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase. The table below presents information regarding the repurchase of the Company’s common stock by the Company in the three-month period ended December 31, 2021.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
10/01/2021 - 10/31/2021	—	$—	—	252,235
11/01/2021 - 11/30/2021	16,622	$23.89	16,622	235,613
12/01/2021 - 12/31/2021	25,037	$23.66	25,037	210,576
Total	41,659	$23.75	41,659

ITEM 6     RESERVED

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of e-commerce businesses and four brick and mortar retail stores in the United States as of December 31, 2021.  Retail sales are made directly to consumers on the Company’s websites, or by Company employees.  The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”), and Europe (“Florsheim Europe”).  The majority of the Company’s operations are in the United States, and its results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position and liquidity of the Company for the two-year period ended December 31, 2021. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

EXECUTIVE OVERVIEW

The Company’s 2021 results were mixed. Business recovery was sluggish in early 2021 with the first quarter still being significantly impacted by the pandemic, but operations improved after Covid vaccinations were rolled out in the second quarter. Demand accelerated in the third quarter, although at wholesale, supply chain delays hindered the Company’s ability to fulfill orders timely. The Company ended the year strong, with record fourth quarter wholesale shipments and strong performances across all of its brands. The positive fourth quarter results reflected two underlying trends. First, the slow unwinding of the supply chain bottleneck, as the Company started to receive significant quantities of footwear in the final months of the year. The incoming shipments allowed the Company to fill a portion of the demand pipeline, as the Company is still in the process of getting retailers back to their natural inventory models. Second, the Company is seeing strong consumer response to its product offerings in both its outdoor and legacy brands.

The BOGS outdoor brand has been solid throughout the pandemic, and ended 2021 with a record fourth quarter. BOGS’ classic weather boot styles experienced elevated demand in multiple distribution channels, ranging from department stores in cities, to farm and agricultural stores in rural communities. In addition, BOGS greatly expanded sales of its casual and lifestyle footwear from a wholesale and direct-to-consumer perspective. Relative to 2019, BOGS’ e-commerce business in North America was up over 100% for both the fourth quarter and for all of 2021.

In June 2021, the Company acquired the Forsake brand, which joined BOGS as part of the Company’s outdoor division. Over the past few months, management has been working with Forsake’s founders to onboard the brand and determine opportunities to expand Forsake’s reach both in the wholesale and direct-to-consumer channels. Along with the Company’s other brands, Forsake faced certain supply chain constraints and delays during 2021, but management believes good progress is being made to put the right structure in place for future growth.

The Company’s legacy brands, Florsheim, Stacy Adams, and Nunn Bush, had a robust fourth quarter. Over the course of the year, these brands were impacted by fluctuating consumer demand for dress and dress-casual footwear, from very low demand early in the year, to strong interest a few months later, with that trend continuing through the end of 2021. The falloff in the refined footwear category early in the pandemic followed a long period where the category had already been under pressure due to the increased importance of athletic and athleisure-casual footwear in today’s lifestyle. As a result, at the onset of the pandemic, many competitors pulled back or exited from the dress-shoe business, which put the Company in a strong position to pick up market share when the business bounced back. While the Company remains committed to diversifying its legacy product mix, it also recognizes that it has a tremendous opportunity to be the leader in a still sizeable category in the footwear world.

The legacy brands also experienced success in introducing new casual and athleisure footwear. For example, the number two collection in Florsheim’s e-commerce business in 2021 was a sneaker program, and four of the top fifteen shoes were true casuals. The Company had similar success with Nunn Bush, as its number two wholesale package in 2021 was a sneaker collection. Looking back over the last two years, management is pleased with how the Company has gained market share in its traditional business, while at the same time, has pushed into new categories and positioned itself for additional opportunities.

In the retail segment, the Company posted its highest ever quarterly sales in the fourth quarter of 2021, driven by a 52% increase in e-commerce sales. Online transactions account for the vast majority of the Company’s retail sales. The Company’s online businesses are trending well above industry e-commerce growth numbers, which speaks to both the strength of its brands as well as its execution in this space. The Company continues to invest resources in marketing and analytical tools to build its e-commerce platform.

Overseas, the Company experienced an increase in fourth quarter sales and profitability at Florsheim Australia, which includes the markets of New Zealand, South Africa and the Pacific Rim. Australia reopened retail in October 2021 after months of lockdowns, which put the Company in the position to end the year on a stronger note. Overall, 2021 was a turnaround year for the Company’s overseas businesses. The Company exited its European Florsheim business and signed a long-term licensing deal for the brand in that region. Management also reset its Australian business with more favorable retail leases, increased its wholesale sales for BOGS and Florsheim, and experienced solid growth in its e-commerce business.

The Company is continuing to see strong demand for its brands across the board, and expects that both pipeline fill and strong consumer demand will drive its business in 2022. Management expects first quarter 2022’s volume to be significantly better than 2021, not only because demand is up, but also because the first quarter of 2021 was still somewhat impacted by the pandemic. As of March 1, 2022, the Company’s North American wholesale backlog was the highest in the Company’s history. The Company has bought aggressively, especially on its core product, to ensure that it can fulfill this demand as well as build its “in stock” inventory back to normal levels.

Sales and Earnings Highlights

Consolidated net sales totaled $267.6 million in 2021 compared to $195.4 million in 2020.  Consolidated gross earnings as a percent of net sales were 40.1% and 40.2% in 2021 and 2020, respectively, Operating earnings rose to $25.7 million, up from operating losses of $7.6 million last year.  Net earnings were $20.6 million, or $2.12 per diluted share, in 2021, compared to net losses of $8.5 million, or $0.87 per diluted share, in 2020.

The Company’s 2020 results were significantly impacted by the pandemic, due to most brick-and-mortar retailers being closed for a majority of the second quarter and an overall decrease in consumer demand. Additionally, last year’s operating results included non-recurring charges totaling $11.9 million. As such, comparisons of 2021 financial performance to 2020 may have limited utility. Therefore, selected comparisons to 2019 are included as appropriate. Consolidated net sales for the year-ended December 31, 2021 recovered to 88% of 2019 levels and operating earnings reached 95% of 2019 levels.

Financial Position Highlights

At December 31, 2021, cash, short-term investments, and marketable securities totaled $38.0 million and there were no amounts outstanding on the Company’s line of credit. During 2021, the Company generated $6.4 million of cash from operations. The Company used funds to pay $9.3 million in dividends and repurchase $2.5 million of company stock. The Company also spent $2.6 million to acquire the Forsake brand and had $1.0 million of capital expenditures.

Recent Acquisitions

On June 7, 2021, the Company acquired substantially all of the operating assets and certain liabilities of Forsake, a distributor of outdoor footwear, under the brand name “Forsake.” The principal assets acquired were inventory, accounts receivable, and intellectual property, including the Forsake brand name. The aggregate purchase price was approximately $2.6 million, plus contingent payments to be paid annually over a period of five years, depending on Forsake achieving certain performance measures. The Company’s estimate of the discounted fair value of the contingent payments was approximately $1.3 million in total. The $2.6 million purchase price was funded with the Company’s available cash.

SEGMENT ANALYSIS

Net sales and earnings (loss) from operations for the Company’s segments, as well as its “other” operations, in the years ended December 31, 2021 and 2020, were as follows:

	Years ended December 31,
	2021	2020	% Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$205,386	$152,186	35%
North American Retail	31,595	21,499	47%
Other	30,660	21,690	41%
Total	$267,641	$195,375	37%

Earnings (Loss) from Operations
North American Wholesale	$19,455	$975	NM
North American Retail	6,651	(1,073)	NM
Other	(404)	(7,500)	NM
Total	$25,702	$(7,598)	NM

*NM = Not Meaningful

North American Wholesale Segment

Wholesale Net Sales

Net sales in the Company’s North American wholesale segment for the years ended December 31, 2021 and 2020, were as follows:

	Years ended December 31,
	2021	2020	% Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$41,750	$31,997	30%
Nunn Bush	39,209	29,741	32%
Florsheim	63,980	40,011	60%
BOGS/Rafters	57,534	49,263	17%
Forsake	1,176	-	100%
Total North American Wholesale	$203,649	$151,012	35%
Licensing	1,737	1,174	48%
Total North American Wholesale Segment	$205,386	$152,186	35%

As discussed above in “Executive Overview,” 2021 net sales were up across all of the Company’s legacy brands (Stacy Adams, Nunn Bush, and Florsheim). Last year’s sales of the legacy brands were lower than normal because the pandemic significantly impacted sales of dress and dress-casual footwear.  Sales of the BOGS outdoor brand, which were less affected by the pandemic in 2020, rose 17% for the year, with sales up across most distribution categories. Wholesale sales in 2021 recovered to 85% of 2019 levels.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues increased in 2021, compared to 2020, in line with increased licensees’ sales of branded products.

Wholesale Earnings from Operations

Wholesale gross earnings as a percent of net sales were 33.8% in 2021 versus 35.5% in 2020. The decrease in gross margins in 2021 was largely due to higher inbound freight costs, as the Company paid premium rates during the year. Management believes that gross margins will improve in mid to late 2022 as the supply chain stabilizes and as negotiated price increases with customers go into effect.

Selling and administrative expenses for the wholesale segment consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $49.9 million, or 24% of net sales, in 2021, versus $53.1 million, or 35% of net sales, in 2020. 2021 expenses included income of $5.5 million in wage subsidies received from the U.S. and Canadian governments, and expense of $1.1 million to write-off certain assets related to the closing of Florsheim Europe. 2020 expenses included the write-off of $4.3 million (net) in receivables related to the bankruptcy filings of two large customers, $2.0 million in employee costs related to restructuring and temporary closures, and $0.2 million in other related charges, partially offset by $1.7 million in wage subsidies received from the U.S. and Canadian governments.

Wholesale operating earnings rose to $19.5 million in 2021 from $975,000 in 2020, due mainly to higher sales. Wholesale operating earnings in 2021 reached 70% of 2019 levels.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs, which are included in selling and administrative expenses). Wholesale distribution costs were $10.8 million and $11.7 million for the years ended December 31, 2021 and 2020, respectively. 2021 and 2020 distribution costs were reduced by $1.5 million and $418,000, respectively, as a result of government wage subsidies. The Company’s gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Retail Net Sales

Net sales were $31.6 million in 2021, up 47% from $21.5 million in 2020. Same store sales rose 53% for the year, due to a 43% increase in e-commerce sales (with sales up on all brands’ websites) and higher brick-and-mortar same store sales. Last year’s brick-and-mortar sales were down significantly as a result of the pandemic. The Company closed three unprofitable retail stores in the third quarter of 2020 and one in the first quarter of 2021, and currently has just four active brick-and-mortar locations in North America. Retail sales in 2021 surpassed 2019 levels by 25%, due primarily to growth in e-commerce.

Retail Earnings (Loss) from Operations

Retail gross earnings as a percent of net sales were 66.4% in 2021 and 64.8% in 2020, with gross margins up at active brick-and-mortar locations and in e-commerce. Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, and rent and occupancy costs. Retail selling and administrative expenses were $14.3 million in 2021 and $15.0 million in 2020.  As a percent of net sales, retail selling and administrative expenses were 45% in 2021 and 70% in 2020. 2020 expenses included $1.5 million in early lease termination charges, $1.0 million for the impairment of retail store fixed assets, and $0.3 million in employee costs related to restructuring and temporary closures, partially offset by $0.2 million of income from government wage subsidies.

The retail segment had operating earnings of $6.7 million in 2021 compared to operating losses of $1.1 million in 2020. The improvement in 2021 was due to the benefit of closing unprofitable stores, higher e-commerce earnings, and improved performance at active brick-and-mortar locations. Retail operating earnings in 2021 exceeded 2019 levels by 138%.

Other

The Company’s other businesses include its wholesale and retail operations of Florsheim Australia and Florsheim Europe. Net sales of the Company’s other businesses were $30.7 million in 2021, up 41% from $21.7 million in 2020. The increase was at Florsheim Australia, with sales up in both its retail and wholesale businesses. For the year, other net sales amounted to 84% of 2019 levels, with Florsheim Australia reaching 93% of 2019 levels, offset by lower sales at Florsheim Europe, which is being wound down.

Gross earnings in the Company’s other businesses were 55.8% of net sales in 2021 versus 48.8% of net sales in 2020. Collectively, Florsheim Australia and Florsheim Europe had operating losses totaling $404,000 in 2021 compared to operating losses of $7.5 million last year. Despite the lockdowns that existed throughout much of 2021, Florsheim Australia had operating earnings of $118,000 in 2021, resulting from improved gross margins and cost reductions. Last year’s losses included $3.6 million in employee costs related to restructuring and temporary closures, $2.1 million for the impairment of retail store fixed assets and operating lease right-of-use assets, $2.0 million in reserves for obsolete and slow moving inventory due to COVID-19-related impacts, and $0.3 million in related charges, partially offset by $3.5 million of income from government wage and rent subsidies. The improvement in 2021 was primarily due to the stronger results at Florsheim Australia.

OTHER INCOME AND EXPENSE AND TAXES

The majority of the Company’s interest income is generated by investments in marketable securities and highly liquid fixed income funds. Interest income totaled $641,000 and $527,000 in 2021 and 2020, respectively. The increase in 2021 was primarily due to investment earnings on the new fixed income funds this year.  Interest expense was $81,000 in 2021 and $79,000 in 2020. Other income totaled $1.1 million in 2021 versus $96,000 in 2020. The increase in 2021 was primarily due to a decrease in the non-service cost components of pension expense, resulting from lower interest expense and higher expected return on plan assets, and unrealized gains on foreign exchange contracts entered into by Florsheim Australia.

The Company’s effective tax rate was 24.8% in 2021 versus (20.3%) in 2020. The current tax rate differs from the U.S. federal statutory rate of 21% due to the impact of state income taxes. The Company’s 2020 tax rate was impacted by the write-off of $2.0 million in deferred tax assets of its foreign subsidiaries. Additionally, last year the Company did not record an income tax benefit on foreign losses, and, in the U.S., it carried back losses to a tax year when the U.S. federal statutory tax rate was 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash, short-term investments, and short-term marketable securities, which aggregated to $28.1 million and $34.7 million at December 31, 2021 and 2020, respectively, and its revolving line of credit.  The Company generated $6.4 million and $40.0 million of cash from operations in 2021 and 2020, respectively. Fluctuations in net cash from operating activities mainly resulted from changes in net earnings (loss) and operating assets and liabilities, most significantly, the year-end accounts receivable and inventory balances. The Company’s inventory levels increased to $71.0 million at December 31, 2021 from $59.0 million at December 31, 2020. These figures include inventory that was both in-transit to the Company’s distribution facility and on-hand inventory. Before the supply chain issues experienced in 2021, typically about 10% to 20% of the Company’s inventory was in-transit.  As of December 31, 2021, approximately 59% of the $71.0 million was in-transit, with the remaining 41% on-hand. In early 2022, the Company has continued to receive a much higher number of containers on a daily basis than normal, which has allowed it to maintain strong shipments to customers and start building back higher inventory levels on core product that is needed for at-once business.

The Company’s capital expenditures were $1.0 million and $3.4 million in 2021 and 2020, respectively. The Company’s 2020 capital expenditures included costs related to the expansion of office space within its corporate headquarters. In 2022, the Company plans to invest in its distribution center to enable it to process and ship more efficiently the large increase in e-commerce orders experienced over the past several years. Including these costs, the Company expects capital expenditures will be between $2.0 million and $3.0 million in 2022.

The Company paid cash dividends of $9.3 million and $11.8 million in 2021 and 2020, respectively.  The decrease in 2021 was due to a shift in timing of the Company’s regular quarterly dividend payment schedule; 2021 included four dividend payments while 2020 included five dividend payments, as the Company accelerated the timing of its January 2021 dividend payment into 2020.

The Company repurchases its common stock under its share repurchase program when it believes market conditions are favorable. In 2021, the Company purchased 125,204 shares at a total cost of $2.5 million through its share repurchase program. In 2020, the Company purchased 106,490 shares at a total cost of $2.1 million through its share repurchase program.  As of December 31, 2021, there were 210,576 authorized shares remaining under the program.

At December 31, 2021, the Company had a $40 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at the LIBOR plus 1.35% and expires on November 4, 2022. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At December 31, 2021 and 2020, there were no amounts outstanding on the Company’s line of credit and the Company was in compliance with all financial covenants. There were also no amounts outstanding on the line of credit during 2021.

As of December 31, 2021, approximately $3.5 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

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

Sales Returns, Sales Allowances and Doubtful Accounts

The Company records reserves and allowances (“reserves”) for sales returns, sales allowances and discounts, cooperative advertising, and accounts receivable balances that it believes will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions. The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts, determined based on historical trends. The Company evaluates the reserves and the estimation process and makes adjustments when appropriate.  Prior to 2020, actual write-offs against the reserves had been within the Company’s expectations. However, in 2020, the Company wrote down $4.3 million (net) in receivables due to the bankruptcy filings of two large customers during the pandemic. Future changes in reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates.  These changes could impact the Company’s results of operations, financial position and cash flows.

Pension Plan Accounting

The Company’s pension (benefit) expense and corresponding obligation are determined on an actuarial basis and require certain actuarial assumptions. Management believes the two most critical of these assumptions are the discount rate and the expected rate of return on plan assets. The Company evaluates its actuarial assumptions annually on the measurement date (December 31) and makes modifications based on such factors as market interest rates and historical asset performance.  Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Discount Rate – Pension expense and projected benefit obligation both increase as the discount rate is reduced.  See Note 12 of the Notes to Consolidated Financial Statements for discount rates used in determining pension (benefit) expense for the years ended December 31, 2021 and 2020, and the funded status of the plans at December 31, 2021 and 2020.  The Company uses the spot-rate approach to determine the service and interest cost components of pension (benefit) expense. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. A 0.5% decrease in the discount rate would have a nominal impact on annual pension (benefit) expense, and would increase the projected benefit obligation by approximately $4.7 million.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases.  In estimating the expected return on plan assets, the Company considers the historical returns on plan assets and future expectations of asset returns.  The Company utilized an expected rate of return on plan assets of 7.00% for both 2021 and 2020. This rate was based on the Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash:  0% - 20%.  A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $216,000.

The Company’s unfunded benefit obligation was $28.3 million and $34.0 million at December 31, 2021 and 2020, respectively.

Goodwill and Trademarks

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from a business acquisition. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company’s goodwill primarily resulted from the 2011 acquisition of the BOGS and Rafters brands, and, to a lesser extent, the 2021 acquisition of the Forsake brand. The applicable reporting units are the Company’s wholesale and retail segments.

The Company has the option to assess goodwill for impairment by performing either a qualitative assessment or quantitative test. The qualitative assessment is the first step and determines whether it is more likely than not that the fair values of the reporting units are less than the related carrying values. If the assessment indicates the fair values exceed the carrying values, then there is no impairment and the quantitative test is not required. However, if the assessment indicates the fair values are less than the carrying values, then the quantitative test is required. In the quantitative test, the fair value would be estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the valuation multiples for comparable companies. In 2021, the Company completed a qualitative assessment noting no indicators of impairment. In 2020, the Company performed a quantitative analysis which indicated a premium compared to the carrying value of net assets, including goodwill, at the reporting unit level.  The Company did not record goodwill impairment charges for any of its reporting units in 2021 or 2020.

In evaluating trademarks, the Company completed a qualitative assessment in 2021 noting no indicators of impairment. In 2020, a quantitative analysis was used, in which estimated fair values were determined using discounted cash flows and implied royalty rates. Based on the results of the trademark assessments, the Company concluded that the fair values of the trademarks substantially exceeded their respective carrying values. Therefore, no impairment was recorded on the Company’s trademarks in 2021 or 2020.

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

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2021 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders, Audit Committee and the Board of Directors of Weyco Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Goodwill Impairment Evaluation – Wholesale Reporting Unit – Refer to Notes 2 and 9 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s goodwill balance which is allocated to the Company’s wholesale reporting unit was $11.5 million at December 31, 2021. Goodwill is tested for impairment at least annually, or more frequently as events occur or circumstances change, at the reporting unit level. The Company performed a qualitative assessment to determine whether it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit was less than the carrying value, including goodwill.

While the impairment test did not result in the recording of any impairment loss, the impairment analysis requires management to make significant judgments in performing its assessment including the evaluation of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity-specific events, events affecting the reporting unit, and trends in the Company’s share price.

Auditing management’s impairment analysis is complex due to the judgments required to evaluate management’s assessment of those factors identified above.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions used by management in conducting its impairment analysis including controls addressing:
o	Management’s identification of reporting units evaluated for potential impairment.
o	Management’s assessment of triggering events indicating potential impairment.
◾	Substantively tested the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:
o	Confirmed the appropriateness of the reporting unit evaluated in performing management’s impairment analysis.
o	Evaluated the factors management considered in its qualitative assessment to determine that goodwill was not impaired, including the evaluation of macroeconomic conditions, industry and market conditions, cost factors, the past financial performance of the reporting units, the projected financial performance of the reporting units, other entity-specific events, events affecting the reporting unit, and trends in the Company’s share price.

Trademark Impairment Assessment - Refer to Notes 2 and 9 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated trademark balance was $34.8 million at December 31, 2021, which is allocated to the Company’s three trademarks. Trademarks are tested for impairment at least annually, or more frequently as events occur or circumstances change, at the brand level. The Company performed a qualitative assessment to determine where it was more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the trademark was less than the carrying value.

While the impairment test did not result in the recording of any impairment loss, the impairment analysis requires management to make significant judgments in performing its assessment including the evaluation of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of each brand, other entity-specific events and events affecting the brands.

Auditing management’s impairment analysis is complex due to the judgments required to evaluate management’s assessment of those factors identified above.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	Testing the design and operating effectiveness of internal controls relating to the evaluation of the assumptions used by management in conducting its impairment analysis including controls addressing:
o	Management’s assessment of triggering events indicating potential impairment.
◾	Substantively tested the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:
o	Evaluated the factors management considered in its qualitative assessment to determine that trademarks were not impaired, including the evaluation of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of each brand, other entity-specific events, and events affecting the brands.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2015.

Milwaukee, Wisconsin

March 11, 2022

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2021 and 2020

	2021	2020

	(In thousands, except per share amounts)

Net sales	$267,641	$195,375
Cost of sales	160,194	116,817
Gross earnings	107,447	78,558

Selling and administrative expenses	81,745	86,156
Earnings (loss) from operations	25,702	(7,598)

Interest income	641	527
Interest expense	(81)	(79)
Other income, net	1,083	96

Earnings (loss) before provision for income taxes	27,345	(7,054)

Provision for income taxes	6,790	1,431

Net earnings (loss)	$20,555	$(8,485)

Basic earnings (loss) per share	$2.13	$(0.87)
Diluted earnings (loss) per share	$2.12	$(0.87)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2021 and 2020

	2021	2020

	(Dollars in thousands)

Net earnings (loss)	$20,555	$(8,485)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(733)	983
Pension liability adjustments	3,944	(4,452)
Other comprehensive income (loss)	3,211	(3,469)

Comprehensive income (loss)	$23,766	$(11,954)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 2021 and 2020

	2021	2020

	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$19,711	$32,476
Investments, at fair value	8,122	—
Marketable securities, at amortized cost	219	2,215
Accounts receivable, less allowances of $2,067 and $2,666, respectively	53,287	34,631
Income tax receivable	495	1,374
Inventories	71,026	59,025
Prepaid expenses and other current assets	4,317	4,610
Total current assets	157,177	134,331

Marketable securities, at amortized cost	9,996	12,800
Deferred income tax benefits	1,063	1,235
Property, plant and equipment, net	29,202	30,759
Operating lease right-of-use assets	9,543	9,613
Goodwill	12,317	11,112
Trademarks	34,768	32,868
Other assets	23,601	24,001
Total assets	$277,667	$256,719

LIABILITIES AND EQUITY:
Accounts payable	$19,234	$8,444
Operating lease liabilities	3,593	4,245
Accrued liabilities:
Accrued compensation and employee benefits	5,948	4,019
Sales and advertising allowances	1,934	2,477
Taxes other than income taxes	991	1,123
Other	2,808	4,037
Total current liabilities	34,508	24,345

Deferred income tax liabilities	5,026	2,914
Long-term pension liability	27,776	33,534
Operating lease liabilities	7,520	7,734
Other long-term liabilities	1,442	267
Total liabilities	76,272	68,794

Commitments and contingencies (Note 15)

Common stock, $1.00 par value, authorized 24,000,000 shares in 2021 and 2020, issued and outstanding 9,708,730 shares in 2021 and 9,797,204 shares in 2020	9,709	9,797
Capital in excess of par value	68,718	67,178
Reinvested earnings	147,762	138,955
Accumulated other comprehensive loss	(24,794)	(28,005)
Total equity	201,395	187,925
Total liabilities and equity	$277,667	$256,719

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2021 and 2020

(In thousands, except per share amounts)

	Common	Capital in Excess	Reinvested	Accumulated Other
	Stock	of Par Value	Earnings	Comprehensive Loss
Balance, December 31, 2019	$9,873	$65,832	$158,825	$(24,536)
Net loss	—	—	(8,485)	—
Foreign currency translation adjustments	—	—	—	983
Pension liability adjustment (net of tax of $1,564)	—	—	—	(4,452)
Cash dividends declared ($0.96 per share)	—	—	(9,429)	—
Issuance of restricted stock	31	(31)	—	—
Share-based compensation expense	-	1,377	—	—
Shares purchased and retired	(107)	—	(1,956)	—
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)
Net earnings	—	—	20,555	—
Foreign currency translation adjustments	—	—	—	(733)
Pension liability adjustment (net of tax of $1,387)	—	—	—	3,944
Cash dividends declared ($0.96 per share)	—	—	(9,348)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	1	1	—	—
Issuance of restricted stock	36	(36)	—	—
Share-based compensation expense	—	1,575	—	—
Shares purchased and retired	(125)	—	(2,400)	—
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

	2021	2020

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$20,555	$(8,485)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities -
Depreciation	2,490	2,901
Amortization	307	316
Bad debt expense	198	5,289
Deferred income taxes	910	2,755
Net foreign currency transaction (gains) losses	(233)	98
Share-based compensation expense	1,575	1,377
Pension (benefit) expense	(26)	397
Impairment of long-lived assets	1,131	3,055
Loss on disposal of fixed assets	44	111
Increase in cash surrender value of life insurance	(636)	(611)
Changes in operating assets and liabilities, net of effects from acquisition
Accounts receivable	(18,717)	11,397
Inventories	(11,349)	27,520
Prepaid expenses and other assets	71	1,281
Accounts payable	10,755	(4,149)
Accrued liabilities and other	(1,567)	(1,773)
Accrued income taxes	884	(1,498)
Net cash provided by operating activities	6,392	39,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(2,550)	—
Proceeds from maturities of marketable securities	4,791	6,680
Purchases of investment securities	(35,000)	—
Proceeds from sale of investment securities	26,878	—
Life insurance premiums paid	(111)	(155)
Purchases of property, plant and equipment	(1,007)	(3,368)
Net cash (used for) provided by investing activities	(6,999)	3,157

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,345)	(11,776)
Shares purchased and retired	(2,525)	(2,063)
Net proceeds from stock options exercised	2	—
Proceeds from bank borrowings	—	33,947
Repayments of bank borrowings	—	(40,996)
Net cash used for financing activities	(11,868)	(20,888)

Effect of exchange rate changes on cash and cash equivalents	(290)	427

Net (decrease) increase in cash and cash equivalents	$(12,765)	$22,677

CASH AND CASH EQUIVALENTS at beginning of year	32,476	9,799

CASH AND CASH EQUIVALENTS at end of year	$19,711	$32,476

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,806	$914
Interest paid	$80	$72

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

1. NATURE OF OPERATIONS

Weyco Group, Inc. (the “Company”) designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. The Company has two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  The Company also has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas.  Licensing revenues are included in the Company’s wholesale segment. The Company’s retail segment consisted of e-commerce businesses and four brick and mortar retail stores in the United States as of December 31, 2021.  Retail sales are made directly to consumers on the Company’s websites, or by Company employees. The Company’s “other” operations include the Company’s wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). In late 2020, the Company decided to close Florsheim Europe and management is in the final stages of winding down this business. The majority of the Company’s operations are in the United States and its results are primarily driven by the economic conditions and retail environment in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include all of the Company’s majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results specifically related to inventory reserves, realizability of deferred tax assets, goodwill and trademarks could materially differ from those estimates, which would impact the reported amounts and disclosures in the consolidated financial statements and accompanying notes.

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2021 and 2020, the Company’s cash and cash equivalents included investments in U.S. treasury bills, money market accounts, and/or cash deposits at various banks. The Company periodically has cash balances in excess of insured amounts. The Company has not experienced any losses on deposits in excess of insured amounts.

Investments - At December 31, 2021, the Company held investments in highly liquid fixed income funds. The Company classified these investments as trading securities and reported them at fair value. The Company also invests in municipal bonds. All of the municipal bond investments are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity. See Note 5.

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

Two of the Company’s large customers filed for bankruptcy during 2020. J.C. Penney Company, Inc. and affiliated entities (“JCP”) filed for bankruptcy in May 2020, and Tailored Brands, Inc. (“TB”) filed for bankruptcy in August 2020. The Company wrote off $4.3 million (net) in connection with these bankruptcy filings during 2020.

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

Impairment of Long-Lived Assets - Property, plant, equipment and operating lease right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the asset. During 2021, the Company recorded a $1.1 million impairment charge to write-off certain assets in connection with the closing of Florsheim Europe upon determination that the assets would no longer be recoverable. During 2020, as a result of the COVID pandemic, the Company recognized $1.9 million for the impairment of retail store fixed assets and $1.2 million for the impairment of operating lease right-of-use assets. These charges were recorded within selling and administrative expenses within the Consolidated Statements of Earnings.

Leases - The Company leases retail shoe stores, primarily located in the U.S. and Australia, as well as several office and distribution facilities worldwide. The Company determines whether an arrangement is or contains a lease at contract inception. All of the Company’s leases are classified as operating leases, which are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. The Company has no finance leases.

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

Goodwill - Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from a business acquisition. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company’s goodwill primarily resulted from the 2011 acquisition of the BOGS and Rafters brands, and, to a lesser extent, the 2021 acquisition of the Forsake brand. See Note 9.

Intangible Assets (excluding Goodwill) - Other intangible assets consist of customer relationships and trademarks. Customer relationships are amortized over their estimated useful lives. Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. See Note 9.

Life Insurance – Life insurance policies are recorded at the amount that could be realized under the insurance contracts as of the balance sheet date. These assets are included within other assets in the Consolidated Balance Sheets. See Note 10.

Income Taxes - Deferred income taxes are provided on temporary differences arising from differences in the bases of assets and liabilities for income tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted income tax rates in effect. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date. The Company records interest and penalties associated with unrecognized tax benefits within interest expense and provision for income taxes, respectively. See Note 14.

Revenue Recognition – The Company’s revenue contracts represent a single performance obligation to sell its products to its customers. Sales are recorded at the time control of the product is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for the products.  Wholesale revenue is generally recognized upon shipment of the product, as that is when the customer obtains control of the promised goods. Shipping and handling activities that occur after control of the product transfers to the customer are treated as fulfillment activities, not as a separate performance obligation. Retail revenue is generated primarily from the sale of footwear to customers through the Company’s websites and at retail locations.  For sales made through the Company’s websites, revenue is recognized upon shipment to the customer.  For in-store sales, the Company recognizes revenue at the point of sale. Sales taxes collected from website or retail sales are excluded from the Company’s reported net sales. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $1.7 million in 2021 and $1.2 million in 2020.

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

Shipping and Handling Fees - The Company classifies shipping and handling fees billed to customers as sales. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the Consolidated Statements of Earnings. See “Selling and Administrative Expenses” below.

Cost of Sales - The Company’s cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs), rent and depreciation. Consolidated distribution costs were $15.5 million in 2021 and $14.8 million in 2020.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were  $9.7 million and $7.6 million in 2021 and 2020, respectively. Advertising expenses are primarily included in selling and administrative expenses.

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

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other income, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains and losses were not material to the Company’s financial statements in 2021 and 2020.

Financial Instruments – The Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.5 million U.S. dollars at a price of approximately $4.7 million Australian dollars.  These contracts expire in 2022.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in the Company’s net sales or cost of sales. In 2021 and 2020, realized gains and losses on foreign exchange contracts were not material to the Company’s financial statements.

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

Share-Based Compensation - At December 31, 2021, the Company had two share-based employee compensation plans, which are described more fully in Note 19. The Company accounts for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation. The Company’s policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. The Company estimates the fair value of each restricted stock award based on the fair market value of the Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk – There was one individual customer accounts receivable balance outstanding that represented 13% of the Company’s gross accounts receivable balance at December 31, 2021. There was one individual customer accounts receivable balance outstanding that was 15% of the Company’s gross accounts receivable balance at December 31, 2020. There were no individual customers with sales above 10% of the Company’s total sales in 2021 and 2020.

New Accounting Pronouncements

Recently Adopted

On January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2019-12 Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of Accounting Standards Codification ("ASC") 740. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

3. ACQUISITION

On June 7, 2021, the Company acquired substantially all of the operating assets and certain liabilities of Forsake, Inc. (“Forsake”) a distributor of outdoor footwear, under the brand name “Forsake.” The principal assets acquired were inventory, accounts receivable, and intellectual property, including the Forsake brand name. The aggregate purchase price was approximately $2.6 million, plus contingent payments to be paid annually over a period of five years, depending on Forsake achieving certain performance measures. The Company’s estimate of the discounted fair value of the contingent payments was approximately $1.3 million in total. The $2.6 million purchase price was funded with the Company’s available cash. The establishment of the contingent consideration liability as of the acquisition date is considered a non-cash investing activity. Transaction costs incurred in connection with the acquisition were not material to the Company's financial statements.

The Company’s final allocation of the purchase price as of December 31, 2021 was as follows:

(Dollars in thousands)

Accounts receivable, net	$143
Inventories	619
Prepaid expenses and other current assets	72
Property, plant and equipment, net	17
Goodwill	1,205
Trademark	1,900
Accrued Liabilities	(48)
Total	$3,908

The Company recorded $3.1 million of intangible assets, including $1.2 million of goodwill, which has been allocated to the wholesale and retail segments, as of the acquisition date. Goodwill reflects the excess purchase price over the fair value of net assets. All of this goodwill is deductible for tax purposes.The fair value of the trademark was determined using a discounted cash flow methodology. The trademark will not be amortized, but instead tested for impairment on an annual basis.

The accompanying consolidated financial statements include the results of Forsake from the date of acquisition through December 31, 2021. During this period, Forsake's net sales totaled approximately $2.1 million, of which $1.2 million was recognized in the wholesale segment and $0.9 million was recognized in the retail segment. Pro forma financial information is not presented as the effects of this acquisition were not material to the Company's results of operations or financial position.

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

5. INVESTMENTS

Investments, at fair value

During 2021, the Company invested $8.1 million of cash in highly liquid fixed income funds. The Company classified these investments as trading securities and reported them at fair value. There were no significant unrealized gains or losses on these investments in 2021.

The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a level 1 valuation as defined by ASC 820.

Marketable securities, at amortized cost

The Company also invests in marketable securities. All the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC Topic 320, Investments – Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of December 31, 2021 and 2020. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2021		2020
	Amortized Cost	Market Value	Amortized Cost	Market Value

	(Dollars in thousands)
Municipal bonds:
Current	$219	$223	$2,215	$2,249
Due from one through five years	6,503	6,805	7,420	7,830
Due from six through ten years	2,479	2,790	3,057	3,608
Due from eleven through twenty years	1,014	1,102	2,323	2,547
Total	$10,215	$10,920	$15,015	$16,234

The unrealized gains and losses on marketable securities at December 31, 2021 and 2020 were as follows:

	2021		2020
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(Dollars in thousands)
Municipal bonds	$705	$—	$1,219	$—

At each reporting date, the Company reviews its investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, the Company considers all available evidence, including the issuer’s financial condition, the severity and duration of the decline in fair value, and the Company’s intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, the Company records a reduction in the carrying value to the estimated fair value. The Company determined that no other-than-temporary impairment exists for the years ended December 31, 2021 and 2020.

6. INVENTORIES

At December 31, 2021 and 2020, inventories consisted of:

	2021	2020

	(Dollars in thousands)
Finished shoes	$99,244	$78,158
LIFO reserve	(28,218)	(19,133)
Total inventories	$71,026	$59,025

Finished shoes included inventory in-transit of $52.6 million and $7.1 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, approximately 90% and 91% of the Company’s inventories were valued by the LIFO method of accounting while approximately 10% and 9% were valued by the FIFO method of accounting.

During 2021, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2021 purchases; the effect of the liquidations decreased cost of sales by $181,000. During 2020, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2020 purchases; the effect of the liquidations decreased cost of sales by $261,000

7. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2021 and 2020, property, plant and equipment consisted of:

	2021	2020

	(Dollars in thousands)
Land and land improvements	$3,793	$3,793
Buildings and improvements	32,191	32,154
Machinery and equipment	36,031	36,380
Retail fixtures and leasehold improvements	3,732	3,830
Construction in progress	701	637
Property, plant and equipment	76,448	76,794
Less: Accumulated depreciation	(47,246)	(46,035)
Property, plant and equipment, net	$29,202	$30,759

In early 2020, the Company completed a project to expand its office space within its corporate headquarters.

8. LEASES

The Company leases retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2022 and 2029.  Many leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of the Company’s operating lease costs were as follows:

	Twelve Months Ended December 31,
	2021	2020

	(Dollars in thousands)
Operating lease costs	$5,045	$6,714
Variable lease costs (1)	82	30
Total lease costs	$5,127	$6,744

(1)	Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of December 31, 2021:

Operating Leases
(Dollars in thousands)
2022	$3,906
2023	2,963
2024	2,073
2025	1,358
2026	1,009
Thereafter	719
Total lease payments	12,028
Less imputed interest	(915)
Present value of lease liabilities	$11,113

The operating lease liabilities are classified in the consolidated balance sheets as follows:

	December 31,	December 31,
	2021	2020

	(Dollars in thousands)
Operating lease liabilities - current	$3,593	$4,245
Operating lease liabilities - non-current	7,520	7,734
Total	$11,113	$11,979

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%.  As of December 31, 2021, the Company’s leases have a weighted-average remaining lease term of 3.5 years.

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Twelve Months Ended December 31,
	2021	2020

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,888	$6,746
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$5,334	$216

9. INTANGIBLE ASSETS

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets were as follows:

	December 31, 2021	December 31, 2020

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,317	$11,112
Trademarks	34,768	32,868
Total	$47,085	$43,980

The additional goodwill and trademarks in 2021 resulted from the Forsake acquisition. Goodwill resulting from the Forsake acquisition has been allocated to the Company’s wholesale and retail segments as of the acquisition date. Changes in the carrying amount of the Company’s goodwill by reportable segment for the year ended December 31, 2021, were as follows:

	Wholesale	Retail	Total

	(Dollars in thousands)
Balance, December 31, 2020	$11,112	$—	$11,112
Acquisition of business	361	844	1,205
Balance, December 31, 2021	$11,473	$844	$12,317

The Company evaluates goodwill for impairment annually as of December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. In 2021, the Company completed a qualitative assessment noting no indicators of impairment. In 2020, the Company performed a quantitative analysis which indicated a premium compared to the carrying value of net assets, including goodwill, at the reporting unit level.  The impairment assessment included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon an evaluation of the reporting unit’s estimated future discounted cash flows as well as the valuation multiples for comparable companies. The Company did not record impairment charges for any of its reporting units in 2021 or 2020.

In evaluating trademarks, the Company completed a qualitative assessment in 2021 noting no indicators of impairment. In 2020, a quantitative analysis was used, in which estimated fair values were determined using discounted cash flows and implied royalty rates. Based on the results of the trademark assessments, the Company concluded that the fair values of the trademarks substantially exceeded their respective carrying values. Therefore, no impairment was recorded on the Company’s trademarks in 2021 or 2020.

The Company’s amortizable intangible assets as recorded in the Consolidated Balance Sheets consisted of the following:

		December 31, 2021			December 31, 2020
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,528)	$972	$3,500	$(2,294)	$1,206
Total amortizable intangible assets		$3,500	$(2,528)	$972	$3,500	$(2,294)	$1,206

The amortizable intangible assets are included within other assets in the Consolidated Balance Sheets. See Note 10.

The Company recorded amortization expense for intangible assets of approximately $233,000 in 2021 and in 2020, respectively. Excluding the impact of any future acquisitions, the Company anticipates future amortization expense will be approximately $233,000 in each of the years 2022 through 2025, and approximately $40,000 thereafter.

10. OTHER ASSETS

Other assets included the following amounts at December 31, 2021 and 2020:

	2021	2020

	(Dollars in thousands)
Cash surrender value of life insurance	$19,194	$18,447
Amortizable intangible assets, net (See Note 9)	972	1,206
Investment in real estate	2,118	2,173
Other	1,317	2,175
Total other assets	$23,601	$24,001

The Company has five life insurance policies on current and former executives. Upon death of the insured executives, the approximate death benefit the Company would receive is $18.6 million in aggregate as of December 31, 2021.

The decrease in "other" in 2021 was primarily due to a $1.1 million impairment to write-off certain assets in connection with the closing of Florsheim Europe upon determination that the assets would no longer be recoverable.

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

11. SHORT-TERM BORROWINGS

At December 31, 2021, the Company had a $40 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2022. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type.

At December 31, 2021 and 2020, there were no amounts outstanding on the Company’s line of credit. There were also no amounts outstanding on the line of credit during 2021.

12. EMPLOYEE RETIREMENT PLANS

The Company has a defined benefit pension plan which was frozen effective December 31, 2016. No benefits have been accrued under the plan subsequent to that date. The Company also has an unfunded supplemental pension plan for key executives. Retirement benefits are provided based on employees’ years of credited service and average earnings or stated amounts for years of service. Normal retirement age is 65 with provisions for earlier retirement. The plan also has provisions for disability and death benefits.

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

The Company’s pension plan’s weighted average asset allocation at December 31, 2021 and 2020, by asset category, was as follows:

	Plan Assets at December 31,
	2021	2020
Asset Category:
Equity Securities	60%	59%
Fixed Income Securities	30%	32%
Other	10%	9%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 7.00%long-term rate of return on assets assumption for both 2021 and 2020.

The following discount rates were used to determine the funded status of the pension plans as of December 31, 2021 and 2020:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2021	2020	2021	2020
Discount rate for determining funded status	2.83%	2.47%	2.86%	2.51%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2021 and 2020:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2021	2020	2021	2020

	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$56,026	$50,552	$21,125	$18,460
Service cost	382	383	—	—
Interest cost	1,047	1,450	440	562
Actuarial (gain) loss	(2,366)	6,067	(840)	2,485
Benefits paid	(2,582)	(2,426)	(382)	(382)
Projected benefit obligation, end of year	$52,507	$56,026	$20,343	$21,125

Change in plan assets
Fair value of plan assets, beginning of year	$43,144	$41,036	$—	$—
Actual return on plan assets	4,402	4,917	—	—
Administrative expenses	(382)	(383)	—	—
Contributions	—	—	382	382
Benefits paid	(2,582)	(2,426)	(382)	(382)
Fair value of plan assets, end of year	$44,582	$43,144	$—	$—
Funded status of plan	$(7,925)	$(12,882)	$(20,343)	$(21,125)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities - other	$—	$—	$(492)	$(473)
Long-term pension liability	(7,925)	(12,882)	(19,851)	(20,652)
Net amount recognized	$(7,925)	$(12,882)	$(20,343)	$(21,125)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $4,331, $5,435, $1,976, and $2,275, respectively	$12,328	$15,468	$5,624	$6,475
Prior service cost net of income tax benefit of $0, $0, $20 and $4, respectively	—	—	59	12
Net amount recognized	$12,328	$15,468	$5,683	$6,487

As noted above, benefit accruals under the pension plan were frozen, effective December 31, 2016. Therefore, the accumulated benefit obligation of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ projected benefit obligations, as shown in the above table, at December 31, 2021 and 2020. The decrease in the projected benefit obligations in 2021 was primarily due to an increase in the discount rates.

Assumptions used in determining pension expense for the years ended December 31, 2021 and 2020 were:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2021	2020	2021	2020
Discount rate for projected benefit obligation	2.47%	3.35%	2.51%	3.38%
Discount rate for determining interest cost	1.91%	2.92%	2.10%	3.07%
Long-term rate of return on plan assets	7.00%	7.00%	—	—

The components of pension (benefit) expense for the years ended December 31, 2021 and 2020, were:

	2021	2020

	(Dollars in thousands)
Service cost	$382	$383
Interest cost	1,487	2,012
Expected return on plan assets	(2,907)	(2,761)
Net amortization and deferral	1,012	763
Pension (benefit) expense	$(26)	$397

The components of pension (benefit) expense other than the service cost component were included in “other income, net” in the Consolidated Statements of Earnings.

It is the Company’s intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in its defined benefit retirement plan in future years. At this time, the Company expects that any cash contributions necessary to satisfy these requirements in 2022 would not be material.

Projected benefit payments for the plans at December 31, 2021, were estimated as follows:

	Defined Benefit	Supplemental
	Pension Plan	Pension Plan

	(Dollars in thousands)
2022	$2,843	$492
2023	$2,900	$679
2024	$2,911	$757
2025	$2,905	$899
2026	$2,899	$965
2027 - 2031	$14,369	$5,925

The following table summarizes the fair value of the Company’s pension plan assets at December 31, 2021, by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2021
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$18,493	$1,934	$—	$20,427
Preferred stocks	247	31	—	278
Exchange traded funds	6,324	—	—	6,324
Corporate obligations	—	4,795	—	4,795
State and municipal obligations	—	512	—	512
Pooled fixed income funds	6,953	—	—	6,953
U.S. government securities	—	659	—	659
Cash and cash equivalents	4,573	—	—	4,573
Subtotal	$36,590	$7,931	$—	$44,521
Other assets (1)				61
Total				$44,582

(1) This category represents trustreceivables thatarenotleveled.

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

The Company also has a defined contribution plan covering substantially all employees. The Company contributed $850,000 and $875,000 to the plan in 2021 and 2020, respectively.

13. Comprehensive Income (Loss)

The components of accumulated other comprehensive loss as recorded on the accompanying Consolidated Balance Sheets were as follows:

	2021	2020

	(Dollars in thousands)
Foreign currency translation adjustments	$(6,783)	$(6,050)
Pension liability, net of tax	(18,011)	(21,955)
Total accumulated other comprehensive loss	$(24,794)	$(28,005)

The following presents a tabular disclosure about changes in accumulated other comprehensive loss (dollars in thousands):

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Balance, December 31, 2019	$(7,033)	$(17,503)	$(24,536)
Other comprehensive income (loss) before reclassifications	983	(5,017)	(4,034)
Amounts reclassified from accumulated other comprehensive loss	—	565	565
Net current period other comprehensive income (loss)	983	(4,452)	(3,469)
Balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)
Other comprehensive (loss) income before reclassifications	(733)	3,196	2,463
Amounts reclassified from accumulated other comprehensive loss	—	748	748
Net current period other comprehensive (loss) income	(733)	3,944	3,211
Balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)

The following presents a tabular disclosure about reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2021 and 2020 (dollars in thousands):

	Amounts reclassified from
	accumulated other
	comprehensive loss for the year				Affected line item in the
	ended December 31,				statement where net income
	2021		2020		is presented
Amortization of defined benefit pension items
Prior service cost	$(62)	(1)	$(63)	(1)	Other income, net
Actuarial losses	1,074	(1)	826	(1)	Other income, net
Total before tax	1,012		763
Tax benefit	(264)		(198)
Net of tax	$748		$565

(1)	These amounts were included in the computation of pension (benefit) expense. See Note 12 for additional details.

14. INCOME TAXES

The provision for income taxes included the following components for the years ended December 31, 2021 and 2020:

	2021	2020

	(Dollars in thousands)
Current:
Federal	$3,656	$(1,954)
State	1,235	(154)
Foreign	989	784
Total	5,880	(1,324)
Deferred	910	2,755
Total provision	$6,790	$1,431

The differences between the U.S. federal statutory income tax rate and the Company’s effective tax rate were as follows for the years ended December 31, 2021 and 2020:

	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	3.3	1.8
Non-taxable municipal bond interest	(0.3)	1.3
Net Operating Loss Carryback Under the CARES Act	—	10.4
Foreign income tax rate differences	1.6	(24.3)
Reversal of deferred tax assets on foreign net operating losses	—	(28.4)
Share-based compensation	0.5	(1.0)
Other	(1.3)	(1.1)
Effective tax rate	24.8%	(20.3)%

The foreign component of pretax net earnings was earnings of $3.5 million and losses of $5.5 million for 2021 and 2020, respectively.

The Company's foreign subsidiaries, Florsheim Australia and Florsheim Europe, had net operating losses in 2020, and the Company determined it was more likely than not that current year tax benefits would not be realized, and recorded no current year tax provision for these entities, causing the majority of 2020’s negative foreign income tax rate differences noted above.

The Company also determined it was more likely than not that $2.0 million of deferred tax assets related to foreign tax carryforwards will not be realized, and reversed them in 2020.

The components of deferred taxes at December 31, 2021, and 2020 were as follows:

	2021	2020

	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$269	$269
Pension liability	7,350	8,842
Accrued liabilities	1,578	1,720
Operating lease liabilities	2,848	2,716
Foreign currency losses on intercompany loans	57	58
	12,102	13,605
Deferred income tax liabilities:
Inventory and related reserves	(3,011)	(3,149)
Cash value of life insurance	(545)	(485)
Property, plant and equipment	(1,199)	(1,285)
Intangible assets	(8,539)	(7,913)
Operating lease right-of-use assets	(356)	(2,087)
Prepaid expenses and other assets	(2,415)	(365)
	(16,065)	(15,284)
Net deferred income tax liabilities	$(3,963)	$(1,679)

The net deferred tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2021	2020

	(Dollars in thousands)
Non-current deferred income tax benefits	$1,063	$1,235
Non-current deferred income tax liabilities	(5,026)	(2,914)
Net deferred income tax liabilities	$(3,963)	$(1,679)

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in the Company’s consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	2021	2020

	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$833	$636
Increases related to current year tax positions	8	257
Decreases due to settlements of tax positions	(250)	—
Decreases due to lapsing of statute of limitations	(436)	(60)
Unrecognized tax benefits balance at December 31,	$155	$833

The unrecognized tax benefits at December 31, 2021 and 2020, include $26,000 and $155,000, respectively, of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce the Company’s annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2021 and 2020.

The Company files a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2018 through 2020 tax years remain subject to examination by those taxing authorities.

15. COMMITMENTS

At December 31, 2021, the Company had purchase commitments of $171.5 million to purchase inventory, all of which were due in less than one year.

16. SHARE REPURCHASE PROGRAM

In 1998, the Company’s share repurchase program was established. On several occasions since the program’s inception, the Board of Directors has extended the number of shares authorized for repurchase under the program. In total, 7.5 million shares have been authorized for repurchase.

In 2021, the Company purchased 125,204 shares at a total cost of $2.5 million through its share repurchase program. In 2020, the Company purchased 106,490 shares at a total cost of $2.1 million through its share repurchase program. As of December 31, 2021, there were 210,576 authorized shares remaining under the program.

17. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2021 and 2020:

	2021	2020

	(In thousands, except per share amounts)
Numerator:
Net earnings (loss)	$20,555	$(8,485)

Denominator:
Basic weighted average shares outstanding	9,662	9,757
Effect of dilutive securities:
Employee share-based awards	31	—
Diluted weighted average shares outstanding	9,693	9,757

Basic earnings (loss) per share	$2.13	$(0.87)

Diluted earnings (loss) per share	$2.12	$(0.87)

Diluted weighted average shares outstanding for 2021 exclude anti-dilutive share-based awards totaling 1,109,000 shares at a weighted average price of $26.49.

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

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada. Licensing revenues are also included in the Company’s wholesale segment. The Company has licensing agreements with third parties who sell its branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. In 2021 and 2020, there was no single customer with sales of 10% or more of the Company’s total sales.

In the retail segment, the Company operated e-commerce businesses and four brick and mortar retail stores in the United States at December 31, 2021. Retail sales are made directly to consumers on the Company's websites, or by Company employees. Retail stores sell the Company’s branded footwear, primarily Florsheim, and accessories.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2021 and 2020 was as follows:

	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2021
Product sales	$203,649	$31,595	$30,660	$265,904
Licensing revenues	1,737	—	—	1,737
Net sales	205,386	31,595	30,660	267,641
Depreciation	1,995	4	491	2,490
Earnings (loss) from operations	19,455	6,651	(404)	25,702
Total assets	246,983	6,263	24,421	277,667
Capital expenditures	453	17	537	1,007

2020
Product sales	$151,012	$21,499	$21,690	$194,201
Licensing revenues	1,174	—	—	1,174
Net sales	152,186	21,499	21,690	195,375
Depreciation	1,973	211	717	2,901
Earnings (loss) from operations	975	(1,073)	(7,500)	(7,598)
Total assets	222,255	7,374	27,090	256,719
Capital expenditures	3,095	30	243	3,368

All North American corporate office assets are included in the wholesale segment. Transactions between segments primarily consist of sales between the wholesale and retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Geographic Segments

Financial information relating to the Company’s business by geographic area was as follows for the years ended December 31, 2021 and 2020:

	2021	2020

	(Dollars in thousands)
Net Sales
United States	$215,754	$155,955
Canada	21,227	17,730
Europe	2,309	2,600
Australia	21,218	15,252
Asia	3,198	1,969
South Africa	3,935	1,869
Total	$267,641	$195,375

Long-Lived Assets
United States	$79,486	$77,975
Other	9,434	9,756
	$88,920	$87,731

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), operating lease ROU assets, goodwill, trademarks, investment in real estate and amortizable intangible assets.

19. SHARE-BASED COMPENSATION PLANS

At December 31, 2021, the Company had two share-based compensation plans: the 2014 Incentive Plan and the 2017 Incentive Plan (collectively, “the Plans”). Awards are no longer granted under the 2014 Incentive Plan; however, awards previously granted under such plan continue in accordance with their terms.  Options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of the Company’s common stock on the date of the grant, and the Company also grants restricted stock awards. The Company issues new common stock to satisfy stock option exercises as well as the issuance of restricted stock awards.

Stock options and restricted stock awards were granted in both 2021 and 2020. Stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Stock options granted in 2021 and 2020 vest ratably over five years and expire 10 years from the grant date. Restricted stock granted in 2021 and 2020 vests ratably over four years. As of December 31, 2021, there were approximately 440,000  shares remaining available for share-based awards under the 2017 Incentive Plan.

Stock option exercises can be net share settled such that the Company withholds shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. The net share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. In 2021, approximately 1,000 shares were withheld , and were based on the value of the stock on the exercise dates. Total payments made by the Company for the employees’ tax obligations to the taxing authorities were insignificant in 2021 and nil in 2020; such payments  are generally reflected as a financing activity within the consolidated statements of cash flows.

In accordance with ASC 718, share-based compensation expense of approximately $1.6 million and $1.4 million was recognized in 2021 and 2020, respectively, for stock options and restricted stock awards granted since 2015. An estimate of forfeitures, based on historical data, was included in the calculation of share-based compensation.

During 2021, the Company's Board of Directors approved extending the expiration date of stock options granted in years 2015 and 2016. The original expiration date of the stock options granted in 2015 was August 25, 2021, and was extended by two years to August 25, 2023. The original expiration date of the stock options granted in 2016 was August 25, 2022, and was extended by one year to August 25, 2023. The Company recorded an additional $232,000 of compensation expense in 2021 due to the extension of the exercise periods.

At December 31, 2021, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2017 through 2021 which is expected to be recognized over the weighted-average remaining vesting period of 3.5 years. At December 31, 2020, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2017 through 2020 which is expected to be recognized over the weighted-average remaining vesting period of 3.2 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2021 and 2020:

	2021	2020
Risk-free interest rate	1.13%	0.54%
Expected dividend yield	4.00%	5.33%
Expected term	8.0	8.0
Expected volatility	28.5%	26.4%

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

The following tables summarize stock option activity under the Company’s plans:

Stock Options

	Years ended December 31,
	2021		2020
		Weighted Average		Weighted Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,125,383	$25.62	1,176,770	$27.14
Granted	186,900	24.00	188,600	18.00
Exercised	(1,300)	18.00	—	—
Forfeited or expired	(31,150)	24.06	(239,987)	27.09
Outstanding at end of year	1,279,833	$25.44	1,125,383	$25.62

Exercisable at end of year	768,522	$26.58	640,012	$26.77

Weighted average fair market value of options granted	$4.16		$2.01

	Weighted Average Remaining
	Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2021	5.6	$1,147,000
Exercisable - December 31, 2021	3.8	$257,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on December 31, 2021 of $23.94 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Fair Value
Non-vested - December 31, 2019	473,740	$27.77	$4.26
Granted	188,600	18.00	2.01
Vested	(165,824)	27.48	3.99
Forfeited	(11,145)	27.54	4.27
Non-vested - December 31, 2020	485,371	$24.08	$3.48
Granted	186,900	24.00	4.16
Vested	(137,180)	25.65	3.83
Forfeited	(23,780)	23.97	3.48
Non-vested - December 31, 2021	511,311	$23.63	$3.64

The following table summarizes information about outstanding and exercisable stock options at December 31, 2021:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number of	Remaining	Weighted	Number of	Weighted
	Options	Contractual Life	Average	Options	Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
$18.00	176,800	8.7	$18.00	36,480	$18.00
$23.38 to $25.86	796,500	4.8	$24.73	509,844	$25.27
$27.94 to $37.22	306,533	6.0	$31.56	222,198	$30.99
	1,279,833	5.6	$25.44	768,522	$26.58

The following table summarizes stock option activity for the years ended December 31:

	2021	2020

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$8	$—
Net proceeds from stock option exercises	$2	$—
Income tax benefit from the exercise of stock options	$2	$—
Total fair value of stock options vested	$525	$661

Restricted Stock

The following table summarizes restricted stock award activity during the years ended December 31, 2020 and 2021:

	Shares of Restricted	Weighted Average
	Stock	Grant Date Fair Value
Non-vested - December 31, 2019	68,735	$28.04
Issued	30,800	18.00
Vested	(27,045)	28.04
Forfeited	—	—
Non-vested - December 31, 2020	72,490	$23.77
Issued	36,325	24.00
Vested	(30,345)	25.75
Forfeited	—	—
Non-vested - December 31, 2021	78,470	$23.11

At December 31, 2021, the Company expected 78,470 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.8 years. These shares had an aggregate intrinsic value of $1.0 million at December 31, 2021. The aggregate intrinsic value was calculated using the market value of the Company’s stock on December 31, 2021 of $23.94 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $184,000 in 2021 and $127,000 in 2020.

20. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total

	(Dollars in thousands)
BALANCE, DECEMBER 31, 2019	$986	$1,423	$2,409
Add - Additions charged to earnings	5,289	3,380	8,669
Deduct - Charges for purposes for which reserves were established	(4,850)	(3,562)	(8,412)
BALANCE, DECEMBER 31, 2020	$1,425	$1,241	$2,666
Add - Additions charged to earnings	198	2,997	3,195
Deduct - Charges for purposes for which reserves were established	(316)	(3,478)	(3,794)
BALANCE, DECEMBER 31, 2021	$1,307	$760	$2,067

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Information About the Company’s Executive Officers” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2022 (the “2022 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Section 16(a) Reporting Delinquencies,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11     EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2022 Proxy Statement in sections entitled “Summary Compensation Table,” “Outstanding Equity Awards at December 31, 2021,” “Pension Benefits,” “Employment Contracts and Potential Payments Upon Termination or Change of Control” and “Director Compensation,” and is incorporated herein by reference.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2022 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2021:

	(a)	(b)	(c)
	Number of	Weighted-Average	Number of Securities Remaining
	Securities to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of Outstanding	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,279,833	$25.44	439,645
Equity compensation plans not approved by shareholders	—	—	—
Total	1,279,833	$25.44	439,645

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2022 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2022 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2021 Annual Report on Form 10-K.
(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws of Weyco Group, Inc. as amended and restated as of March 9, 2021	Exhibit 3.1 to Form 8-K filed March 9, 2021

4.1	Description of Securities of the Registrant	Exhibit 4.1 to Form 10-K for Year Ended December 31, 2019

10.3*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.4*	Employment Agreement (Renewal) - Thomas W. Florsheim, Jr., dated January 1, 2020	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2019

10.5*	Employment Agreement (Renewal) - John W. Florsheim, dated January 1, 2020	Exhibit 10.5 to Form 10-K for Year Ended December 31, 2019

10.6*	Excess Benefits Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016

10.7*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.7a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016

10.8*	Deferred Compensation Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016

10.9	First Amendment to Credit Agreement, dated as of November 4, 2021, between Weyco Group, Inc. and Associated Bank, National Association	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2021

10.10	Amended and Restated Revolving Loan Note, dated November 4, 2021, between Weyco Group, Inc. and Associated Bank, National Association	Exhibit 10.2 to Form 10-Q for Quarter Ended September 30, 2021

10.11	Security Agreement with Associated Bank, dated November 4, 2020	Exhibit 10.3 to Form 10-Q for Quarter Ended September 30, 2020

10.12*	Change of Control Agreement John Wittkowske, dated January 26, 1998 and restated December 22, 2008	Exhibit 10.14 to Form 10-K for Year Ended December 31, 2008

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.14*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014

10.15*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 9, 2017

10.15a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21a to Form 10-Q for Quarter Ended September 30, 2017

10.15b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21b to Form 10-Q for Quarter Ended September 30, 2017

10.15c*	Form of restricted stock agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21c to Form 10-Q for Quarter Ended September 30, 2017

21	Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page	X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL ( Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Earnings for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Equity for the years ended December 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

X

104	The cover page from the Company's Annual Report on Form 10-K for the year-ended December 31, 2021, formatted in iXBRL (included in Exhibit 101).		X

* Management contract or compensatory plan or arrangement

ITEM 16     FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/John F. Wittkowske	March 11, 2022
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