Form 10-Q
period 2022-03-31
WEYCO GROUP INC
filed 2022-05-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ⌧

As of April 22, 2022, there were 9,635,433 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following consolidated condensed balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared by Weyco Group, Inc. (“we,” “our,” “us,” and the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Please read these consolidated condensed financial statements in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$24,150	$19,711
Investments, at fair value	106	8,122
Marketable securities, at amortized cost	719	219
Accounts receivable, net	51,871	53,287
Income tax receivable	—	495
Inventories	62,056	71,026
Prepaid expenses and other current assets	4,124	4,317
Total current assets	143,026	157,177

Marketable securities, at amortized cost	9,023	9,996
Deferred income tax benefits	1,098	1,063
Property, plant and equipment, net	28,986	29,202
Operating lease right-of-use assets	8,790	9,543
Goodwill	12,317	12,317
Trademarks	34,768	34,768
Other assets	23,778	23,601
Total assets	$261,786	$277,667

LIABILITIES AND EQUITY:
Accounts payable	$6,251	$19,234
Operating lease liabilities	3,451	3,593
Accrued liabilities	7,768	11,681
Accrued income tax payable	952	—
Total current liabilities	18,422	34,508

Deferred income tax liabilities	5,003	5,026
Long-term pension liability	27,480	27,776
Operating lease liabilities	6,887	7,520
Other long-term liabilities	1,626	1,442
Total liabilities	59,418	76,272

Common stock	9,634	9,709
Capital in excess of par value	69,076	68,718
Reinvested earnings	147,777	147,762
Accumulated other comprehensive loss	(24,119)	(24,794)
Total equity	202,368	201,395
Total liabilities and equity	$261,786	$277,667

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(In thousands, except per share amounts)

Net sales	$81,360	$46,900
Cost of sales	52,232	27,595
Gross earnings	29,128	19,305

Selling and administrative expenses	23,697	17,671
Earnings from operations	5,431	1,634

Interest income	91	131
Interest expense	(1)	(7)
Other (expense) income, net	(6)	138

Earnings before provision for income taxes	5,515	1,896

Provision for income taxes	1,462	571

Net earnings	4,053	1,325

Weighted average shares outstanding
Basic	9,596	9,680
Diluted	9,647	9,686

Earnings per share
Basic	$0.42	$0.14
Diluted	$0.42	$0.14

Cash dividends declared (per share)	$0.24	$0.24

Comprehensive income	$4,728	$1,365

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,053	$1,325
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	604	623
Amortization	71	82
Bad debt expense	15	17
Deferred income taxes	(111)	39
Net foreign currency transaction losses (gains)	32	(115)
Share-based compensation expense	350	545
Increase in cash surrender value of life insurance	(150)	(150)
Changes in operating assets and liabilities -
Accounts receivable	1,395	2,273
Inventories	8,980	11,700
Prepaid expenses and other assets	89	572
Accounts payable	(12,966)	(1,839)
Accrued liabilities and other	(3,578)	(1,425)
Accrued income taxes	1,447	522
Net cash provided by operating activities	231	14,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	475	1,720
Purchases of investment securities	—	(20,011)
Proceeds from sale of investment securities	8,050	—
Purchases of property, plant and equipment	(352)	(73)
Net cash provided by (used for) investing activities	8,173	(18,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,297)	(2,319)
Shares purchased and retired	(1,797)	(1,079)
Proceeds from stock option exercised	11	—
Net cash used for financing activities	(4,083)	(3,398)

Effect of exchange rate changes on cash and cash equivalents	118	(23)

Net increase (decrease) in cash and cash equivalents	$4,439	$(7,616)

CASH AND CASH EQUIVALENTS at beginning of period	19,711	32,476

CASH AND CASH EQUIVALENTS at end of period	$24,150	$24,860

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$75	$24
Interest paid	$1	$7

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2022, may not necessarily be indicative of the results for the full year.

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

2.    New Accounting Pronouncement

Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. This ASU will be effective for the Company in the first quarter of 2023. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

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

The fair values assigned to the assets acquired and liabilities assumed were:

Accounts receivable, net	$143
Inventories	619
Prepaid expenses and other current assets	72
Property, plant and equipment, net	17
Goodwill	1,205
Trademark	1,900
Accrued liabilities	(48)
$3,908

The Company recorded $3.1 million of intangible assets, including $1.2 million of goodwill, which has been allocated to the wholesale and retail segments as of the acquisition date. Goodwill reflects the excess purchase price over the fair value of net assets. All of this goodwill is deductible for tax purposes. The trademark will not be amortized, but instead tested for impairment on an annual basis.

The accompanying consolidated condensed financial statements include the results of Forsake from the date of acquisition through March 31, 2022. For the three months ended March 31, 2022, Forsake’s net sales totaled approximately $0.7 million, of which $0.4 million was recognized in the wholesale segment and $0.3 million was recognized in the retail segment. Pro forma financial information is not presented as the effects of this acquisition are not material to the Company’s results of operations or financial position.

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021

	(In thousands, except per share amounts)
Numerator:
Net earnings	$4,053	$1,325

Denominator:
Basic weighted average shares outstanding	9,596	9,680
Effect of dilutive securities:
Employee share-based awards	51	6
Diluted weighted average shares outstanding	9,647	9,686

Basic earnings per share	$0.42	$0.14

Diluted earnings per share	$0.42	$0.14

Diluted weighted average shares outstanding for the three months ended March 31, 2022, excludes anti-dilutive stock options totaling 928,000 shares of common stock at a weighted average price of $27.24. Diluted weighted average shares outstanding for the three months ended March 31, 2021, excludes anti-dilutive stock options totaling 1,160,000 shares of common stock at a weighted average price of $24.86.

5.    Investments

Investments, at fair value

At March 31, 2022 and December 31, 2021, the Company had $0.1 million and $8.1 million, respectively, of cash invested in highly liquid taxable bond funds. The Company classifies these investments as trading securities and reports them at fair value. There were no significant unrealized gains or losses on these investments in the first quarters of 2022 and 2021. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a level 1 valuation as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

Marketable securities, at amortized cost

The Company also invests in marketable securities. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, all of the Company’s marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments - Debt and Equity Securities, as the Company has the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of March 31, 2022, and December 31, 2021.

	March 31, 2022		December 31, 2021
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$719	$725	$219	$223
Due from one through five years	5,705	5,784	6,503	6,805
Due from six through ten years	2,305	2,473	2,479	2,790
Due from eleven through twenty years	1,013	1,044	1,014	1,102
Total	$9,742	$10,026	$10,215	$10,920

The unrealized gains and losses on marketable securities at March 31, 2022, and at December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Municipal bonds	$290	$(6)	$705	$—

The estimated market values provided are level 2 valuations as defined by ASC 820. The Company reviewed its portfolio of investments as of March 31, 2022, and determined that no other-than-temporary market value impairment exists.

6.    Intangible Assets

The Company’s indefinite-lived intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,317	$12,317
Trademarks	34,768	34,768
Total	$47,085	$47,085

The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		March 31, 2022			December 31, 2021
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,586)	$914	$3,500	$(2,528)	$972
Total amortizable intangible assets		$3,500	$(2,586)	$914	$3,500	$(2,528)	$972

Amortization expense related to the intangible assets was approximately $58,000 in both the first quarters of 2022 and 2021.

7.    Segment Information

The Company has two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). The Company’s Chief Executive Officer evaluates the performance of the Company’s segments based on earnings (loss) from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three months ended March 31, 2022 and 2021, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2022
Product sales	$66,668	$7,860	$6,400	$80,928
Licensing revenues	432	—	—	432
Net sales	$67,100	$7,860	$6,400	$81,360
Earnings (loss) from operations	$4,846	$828	$(243)	$5,431

2021
Product sales	$33,036	$5,618	$7,904	$46,558
Licensing revenues	342	—	—	342
Net sales	$33,378	$5,618	$7,904	$46,900
Earnings (loss) from operations	$1,359	$756	$(481)	$1,634

8.    Employee Retirement Plans

The components of the Company’s pension expense were as follows:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Service cost	$112	$102
Interest cost	432	371
Expected return on plan assets	(752)	(720)
Net amortization and deferral	208	247
Pension expense	$—	$—

The components of pension expense other than the service cost component were included in "other (expense) income, net" in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

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

The components of the Company’s operating lease costs were as follows:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)

Operating lease costs	$1,264	$1,334
Variable lease costs (1)	—	20
Total lease costs	$1,264	$1,354

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of March 31, 2022:

Operating Leases
(Dollars in thousands)
2022, excluding the quarter ended March 31, 2022	$2,924
2023	3,013
2024	2,102
2025	1,379
2026	1,025
Thereafter	724
Total lease payments	11,167
Less imputed interest	(829)
Present value of lease liabilities	$10,338

The operating lease liabilities are classified in the consolidated condensed balance sheets (unaudited) as follows:

	March 31, 2022	December 31, 2021

	(Dollars in thousands)

Operating lease liabilities - current	$3,451	$3,593
Operating lease liabilities - non-current	6,887	7,520
Total	$10,338	$11,113

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of March 31, 2022, the Company’s leases have a weighted-average remaining lease term of 3.4 years.

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)

Cash paid for amounts included in the measurement of lease liabilities	$1,128	$1,387
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$—	$2,022

10.  Income Taxes

The effective income tax rates for the three months ended March 31, 2022 and 2021 were 26.5% and 30.1%, respectively. The 2022 and 2021 effective tax rates were negatively impacted because the Company did not record income tax benefits on foreign subsidiary losses in these periods.

11.  Share-Based Compensation Plans

During the three months ended March 31, 2022, the Company recognized $350,000 of compensation expense associated with stock option and restricted stock awards granted in years 2017 through 2021. During the three months ended March 31, 2021, the Company recognized $545,000 of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2020.

The following table summarizes the Company’s stock option activity for the three-month period ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2021	1,279,833	$25.44
Granted	—	—
Exercised	(500)	18.00
Forfeited or expired	(5,740)	22.82
Outstanding at March 31, 2022	1,273,593	$25.46	5.4	$1,530,000
Exercisable at March 31, 2022	767,622	$26.59	3.5	$336,000

*    The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on March 31, 2022 of $24.72 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s restricted stock award activity for the three-month period ended March 31, 2022:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2021	78,470	$23.11
Issued	—	—
Vested	(150)	28.77
Forfeited	—	—
Non-vested at March 31, 2022	78,320	$23.10	2.5	$1,936,000

*     The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company’s stock on March 31, 2022 of $24.72 multiplied by the number of non-vested restricted shares outstanding.

12.  Short-Term Borrowings

At March 31, 2022, the Company had a $40 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2022. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At March 31, 2022, there were no amounts outstanding on the Company’s line of credit. There were also no amounts outstanding on the line of credit during the quarter.

13.  Financial Instruments

At March 31, 2022, the Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.9 million U.S. dollars at a price of approximately $5.3 million Australian dollars. These contracts all expire in 2022. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a level 2 valuation as defined by ASC 820.

14.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands)
Net earnings	$4,053	$1,325
Foreign currency translation adjustments	521	(143)
Pension liability, net of tax of $54 and $64, respectively	154	183
Total comprehensive income	$4,728	$1,365

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2022	2021

	(Dollars in thousands)
Foreign currency translation adjustments	$(6,262)	$(6,783)
Pension liability, net of tax	(17,857)	(18,011)
Total accumulated other comprehensive loss	$(24,119)	$(24,794)

The following table shows changes in accumulated other comprehensive loss during the three months ended March 31, 2022 and 2021:

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)
Other comprehensive income before reclassifications	521	—	521
Amounts reclassified from accumulated other comprehensive loss	—	154	154
Net current period other comprehensive income	521	154	675
Ending balance, March 31, 2022	$(6,262)	$(17,857)	$(24,119)

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)
Other comprehensive loss before reclassifications	(143)	—	(143)
Amounts reclassified from accumulated other comprehensive loss	—	183	183
Net current period other comprehensive (loss) income	(143)	183	40
Ending balance, March 31, 2021	$(6,193)	$(21,772)	$(27,965)

The following table shows  reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2022:

	Amounts reclassified from
	accumulated other
	comprehensive loss for		Affected line item in the
	the three months ended		statement where net income is
	March 31, 2022		presented
Amortization of defined benefit pension items
Prior service cost	$2	(1)	Other (expense) income, net
Actuarial losses	206	(1)	Other (expense) income, net
Total before tax	208
Tax benefit	(54)
Net of tax	$154
(1)	These amounts were included in pension expense. See Note 8 for additional details.

15.  Equity

The following table reconciles the Company’s equity for the three months ended March 31, 2022:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)
Net earnings	—	—	4,053	—
Foreign currency translation adjustments	—	—	—	521
Pension liability adjustment, net of tax	—	—	—	154
Cash dividends declared	—	—	(2,316)	—
Stock option exercised	—	8	—	—
Share-based compensation expense	—	350	—	—
Shares purchased and retired	(75)	—	(1,722)	—
Balance, March 31, 2022	$9,634	$69,076	$147,777	$(24,119)

The following table reconciles the Company’s equity for the three months ended March 31, 2021:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)
Net earnings	—	—	1,325	—
Foreign currency translation adjustments	—	—	—	(143)
Pension liability adjustment, net of tax	—	—	—	183
Cash dividends declared	—	—	(2,336)	—
Share-based compensation expense	—	545	—	—
Shares purchased and retired	(62)	—	(1,017)	—
Balance, March 31, 2021	$9,735	$67,723	$136,927	$(27,965)

16. Subsequent Event

On May 3, 2022, the Company's Board of Directors authorized the repurchase of an additional 1.0 million shares of common stock under its repurchase program, bringing the total available for repurchase to approximately 1.1 million shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters and Forsake. Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations ("Wholesale") and North American retail operations ("Retail"). In the wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories and specialty footwear in the United States, as well as its footwear in Mexico and certain markets overseas. Licensing revenues are included in our wholesale segment. Our retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees.

The Company's "other" operations include our wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, "Florsheim Australia") and Europe ("Florsheim Europe"). However, as previously disclosed, we have closed Florsheim Europe and are in the final stages of winding down this business. As a result, the 2022 operating results of the "other" category reflect only that of Florsheim Australia. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

We experienced strong demand in our wholesale segment during the first quarter of 2022, posting a 13% sales gain over the first quarter of 2019 (pre-COVID). We achieved record first-quarter wholesale sales, as two of our brands, Florsheim and BOGS, registered individual record first-quarter sales.

BOGS sales rose 72% for the quarter which is on top of a 17% annual increase last year. Part of the reason for the strong increase is we were in a much better overall inventory position on classic BOGS product compared to 2021. We feel good about the mix of classic and lifestyle product in our backlog and look forward to a strong second half of the year for BOGS.

Regarding our legacy brands (Florsheim, Stacy Adams, and Nunn Bush), the comparison to 2021 is not relevant since much of the country was still restricted from a social event and work perspective. However, in comparison to 2019, two of our three legacy brands had strong increases including the record for Florsheim with a 17% increase, as well as a 24% increase for Nunn Bush. Stacy Adams sales reached 80% of 2019 levels. In many instances, we are still filling the pipeline with our major retail partners, and we anticipate we will be chasing inventory due to supply chain disruptions with certain footwear packages at least into the second half of 2022. We continue to experience strong sell-throughs and high average unit retail prices even as inventory levels work back towards more normalized levels. The dress and refined casual markets remain particularly robust with record social events on the calendar and the gradual return to an office work environment.

While we are selling a significant amount of dress shoes, we realize that eventually the market will return to a more normalized level as men restock their closets. Our design emphasis during the pandemic has been to further develop the casual side of our legacy business within the particular DNA of each brand. We are encouraged by our progress. Today, Nunn Bush very much has a casual profile, and both Stacy Adams and Florsheim are increasing their casual mix. This period of time has allowed us to move down the learning curve and expand our casual range with the expectation that the post pandemic world will embrace a more relaxed lifestyle. We are picking up market share in the tailored side of the business and our objective is to also increase our penetration of men's casual business over time.

We had strong growth in the retail segment during the quarter, driven by a 38% increase in our e-commerce businesses. While we are up significantly in sales, one caveat is that higher shipping and advertising costs reduced our profitability. We are working to mitigate these cost increases while maintaining a solid growth trajectory, as e-commerce sales are an important piece of our business model going forward. We are very pleased that our four remaining brick and mortar stores had solid performances with an increase in aggregate sales over 2019.

Regarding Florsheim Australia, which includes New Zealand, the Pacific Rim and South Africa, our sales were down 8%. The Omicron outbreak in Hong Kong and the Pacific Rim significantly reduced both wholesale and retail sales in that region. However, our business in the Australian and New Zealand markets was actually up slightly in local currency even with the increased case count versus nearly a zero-case count for the same period in 2021. We are encouraged that retail traffic increased as the quarter progressed and we believe that our position is strengthening in this market. As noted previously, the pandemic has enabled us to reset our business model on the Australian continent. A combination of more manageable leases, e-commerce growth, and the continued growth of our BOGS Australian business puts us in a much better position to have a profitable year in that region.

Consolidated Sales and Earnings

Consolidated net sales were a first-quarter record of $81.4 million compared to $46.9 million in the first quarter of 2021. Consolidated gross earnings declined to 35.8% of net sales for the quarter compared to 41.2% of net sales in last year's first quarter, primarily due to lower wholesale margins, as discussed below. Consolidated earnings from operations totaled $5.4 million for the quarter, compared to $1.6 million in the same period of 2021. Quarterly net earnings rose to $4.1 million, or $0.42 per diluted share, up from $1.3 million, or $0.14 per diluted share, in last year's first quarter.

Last year's first quarter results continued to be impacted by the effects of the COVID-19 pandemic. As such, comparisons of first quarter 2022 financial performance to 2021 may have limited utility. Therefore, selected comparisons to 2019 (pre-COVID) are included as appropriate. Net sales for the first quarter 2022 exceeded 2019 levels by 10%. Our operating earnings also improved, beating 2019 levels by 6%.

Financial Position

At March 31, 2022, cash, short-term investments, and marketable securities totaled $34.0 million and there were no amounts outstanding on our line of credit. During the first three months of 2022, we generated $231,000 of cash from operations and liquidated $8.1 million of investment securities. We paid dividends of $2.3 million, repurchased $1.8 million of our common stock, and had $352,000 of capital expenditures during the quarter.

SEGMENT ANALYSIS

Net sales and earnings (loss) from operations for the Company’s segments for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,		%
	2022	2021	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$67,100	$33,378	101%
North American Retail	7,860	5,618	40%
Other	6,400	7,904	-19%
Total	$81,360	$46,900	73%

Earnings (Loss) from Operations
North American Wholesale	$4,846	$1,359	257%
North American Retail	828	756	10%
Other	(243)	(481)	49%
Total	$5,431	$1,634	232%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three months ended March 31, 2022 and 2021, were as follows:

	Three Months Ended March 31,		%
	2022	2021	Change

	(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$16,797	$7,900	113%
Nunn Bush	14,374	8,021	79%
Florsheim	22,012	9,479	132%
BOGS/Rafters	13,099	7,636	72%
Forsake	386	—	100%
Total North American Wholesale	$66,668	$33,036	102%
Licensing	432	342	26%
Total North American Wholesale Segment	$67,100	$33,378	101%

First quarter 2022 sales were up across all of our brands. As discussed above, last year's first quarter sales of the legacy brands (Stacy Adams, Nunn Bush, and Florsheim) were lower than normal because the pandemic significantly impacted sales of dress and dress-casual footwear. Sales of the BOGS outdoor brand, which have been less affected by the pandemic, rose 72% for the quarter, with sales up across all major distribution channels. The wholesale segment experienced significant growth in the first quarter of 2022, with net sales surpassing 2019 levels by 13%. Florsheim and BOGS achieved record first-quarter sales, and sales of the Nunn Bush brand beat 2019 levels by 24%. Stacy Adams sales reached 80% of 2019 levels.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 30.0% of net sales in the first quarter of 2022, compared to 34.5% of net sales in the first quarter of 2021. The decrease in gross margins was primarily due to higher inbound freight costs, as we continued to pay premium rates during the quarter. Wholesale gross margins are expected to improve in mid to late 2022 as the supply chain stabilizes and negotiated price increases with customers go into effect.

North American wholesale segment selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $15.3 million for the quarter compared to $10.2 million in last year's first quarter. The increase was largely due to higher employee costs as our sales volumes have increased. Additionally, last year's first quarter expenses were reduced by approximately $1.8 million in government wage subsidies. As a percent of net sales, selling and administrative expenses were 23% in 2022 and 31% in 2021. Expenses were down relative to sales because many of our costs do not vary directly with sales.

Earnings from operations in the North American wholesale segment rose to $4.8 million in the first quarter of 2022, up from $1.4 million in the same period last year, due to higher sales, partially offset by lower gross margins and higher selling and administrative expenses.

The Company's cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping and handling costs, which are included in selling and administrative expenses). Wholesale distribution costs were $3.6 million in the first quarter of 2022 and $2.3 million in the first quarter of 2021. Last year's first quarter distribution costs were reduced by approximately $500,000 in government wage subsidies. Our gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in our North American retail segment were a first-quarter record of $7.9 million compared to $5.6 million in last year's first quarter. Same store sales rose 39%, due to a 38% increase in e-commerce sales (with sales up on all brands' websites) and higher brick-and-mortar sales. Last year's brick-and-mortar sales were down significantly as a result of the pandemic. 2022 retail net sales surpassed the 2019 level by 41%, due primarily to growth in e-commerce.

Earnings from Operations

Retail gross earnings as a percent of net sales were 65.9% and 65.3% in the first quarters of 2022 and 2021, respectively. Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, and rent and occupancy costs. Retail selling and administrative expenses were $4.4 million, or 55% of net sales, in the first quarter of 2022 versus $2.9 million, or 52% of net sales, in last year's first quarter. The increase was primarily due to higher e-commerce expenses, primarily freight and advertising. Retail operating earnings were $828,000 for the quarter compared to $756,000 last year. This increase was primarily due to improved performance at active brick-and-mortar locations. Earnings from our e-commerce businesses were down slightly for the quarter, as increased sales were offset by the higher expenses.

Other

Our other businesses include our wholesale and retail operations of Florsheim Australia and Florsheim Europe. Other net sales for the first quarter of 2022 totaled $6.4 million compared to $7.9 million in the 2021. The decrease was due to the closing of Florsheim Europe and lower sales at Florsheim Australia. Florsheim Australia's net sales fell 8% for the quarter, with sales down in both its wholesale and retail businesses. The weakening of the Australian dollar relative to the U.S. dollar also contributed to the decrease, as Florsheim Australia's net sales in local currency were only down 2% for the quarter. Retail sales in Australia, which account for a majority of Florsheim Australia's sales, were up 7% for the quarter in local currency, but these results were offset by lower sales in Asia due to additional lockdowns imposed in Hong Kong during the quarter. Florsheim Australia's net sales for the first quarter of 2022 reached 89% of 2019 levels.

Other operating losses totaled $243,000 for the quarter versus operating losses of $481,000 last year. The improvement between periods was primarily due to the shedding of losses at Florsheim Europe.

Other income and expense and taxes

Interest income was $91,000 and $131,000 in the first quarters of 2022 and 2021, respectively. Interest expense was $1,000 and $7,000 for the three months ended March 31, 2022 and 2021, respectively. Other (expense) income, net, totaled expense of $6,000 for the quarter compared to income of $138,000 in the first quarter of 2021. The decrease was primarily due to lower unrealized gains on foreign exchange contracts held by Florsheim Australia.

Our effective tax rate for the three-months ended March 31, 2022, was 26.5% compared to 30.1% for the same period of 2021. The 2022 and 2021 effective tax rates were negatively impacted because we did not record income tax benefits on foreign subsidiary losses in these periods.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash, short-term investments, short-term marketable securities, and our revolving line of credit. We generated $231,000 of cash from operating activities during the first three months of 2022, compared to $14.2 million in the same period one year ago. The decrease in 2022 was primarily due to changes in operating assets and liabilities, principally inventory and accounts payable. We are continuing to build our inventory levels as required to support the increased demand for our products.

We paid dividends totaling $2.3 million in both the first quarters of 2022 and 2021. On May 3, 2022, our Board of Directors declared a cash dividend of $0.24 per share to all shareholders of record on May 27, 2022, payable June 30, 2022.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first three months of 2022, we repurchased 75,097 shares for a total cost of $1.8 million. As of March 31, 2022, we had the authority to repurchase approximately 135,000 shares under our previously announced stock repurchase program. On May 3, 2022, the Company's Board of Directors authorized the repurchase of an additional 1.0 million shares, bringing the total available to purchase to approximately 1.1 million shares. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" below for more information.

Capital expenditures were $352,000 in the first three months of 2022. Management estimates that annual capital expenditures for 2022 will be between $2.0 million and $3.0 million.

At March 31, 2022, we had a $40 million revolving line of credit with a bank that is secured by a lien against our general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2022. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At March 31, 2022, there were no amounts outstanding on the line of credit and we were in compliance with all financial covenants. There were also no amounts outstanding on the line of credit during the quarter. We expect to renew this line of credit later this year, but cannot provide any assurances.

As of March 31, 2022, approximately $3.4 million of cash and cash equivalents was held by the Company’s foreign subsidiaries.

We will continue to evaluate the best uses for our available liquidity, including, among other uses, capital expenditures, continued stock repurchases and acquisitions. We believe that available cash, short-term investments, marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business for at least one year, although there can be no assurances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in our periodic filings under the Exchange Act. Such officers have also concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in accumulating and communicating information in a timely manner, allowing timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company's stock repurchase program was established. On several occasions since the program's inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. This includes the additional 1.0 million shares that were authorized for repurchase on May 3, 2022. The table below presents information pursuant to Item 703(a) of Regulation S-K regarding our repurchases of our common stock in the three-month period March 31, 2022.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
01/01/2022 - 01/31/2022	22,014	$23.64	22,014	188,562
02/01/2022 - 02/28/2022	20,460	$24.24	20,460	168,102
03/01/2022 - 03/31/2022	32,623	$23.92	32,623	135,479
Total	75,097	$23.92	75,097

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith

X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 9, 2022	/s/ Judy Anderson
Judy Anderson
Vice President and Chief Financial Officer