Form 10-Q
period 2022-06-30
WEYCO GROUP INC
filed 2022-08-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of July 31, 2022, there were 9,590,889 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$7,624	$19,711
Investments, at fair value	106	8,122
Marketable securities, at amortized cost	702	219
Accounts receivable, net	40,049	53,287
Income tax receivable	2,192	495
Inventories	95,480	71,026
Prepaid expenses and other current assets	3,876	4,317
Total current assets	150,029	157,177

Marketable securities, at amortized cost	8,528	9,996
Deferred income tax benefits	1,010	1,063
Property, plant and equipment, net	28,632	29,202
Operating lease right-of-use assets	9,597	9,543
Goodwill	12,317	12,317
Trademarks	34,768	34,768
Other assets	23,879	23,601
Total assets	$268,760	$277,667

LIABILITIES AND EQUITY:
Short-term borrowings	$5,437	$—
Accounts payable	6,921	19,234
Operating lease liabilities	3,274	3,593
Accrued liabilities	8,270	11,681
Total current liabilities	23,902	34,508

Deferred income tax liabilities	4,946	5,026
Long-term pension liability	27,201	27,776
Operating lease liabilities	7,716	7,520
Other long-term liabilities	1,558	1,442
Total liabilities	65,323	76,272

Common stock	9,620	9,709
Capital in excess of par value	69,737	68,718
Reinvested earnings	149,264	147,762
Accumulated other comprehensive loss	(25,184)	(24,794)
Total equity	203,437	201,395
Total liabilities and equity	$268,760	$277,667

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)

Net sales	$74,359	$57,564	$155,719	$104,464
Cost of sales	44,589	34,894	96,821	62,489
Gross earnings	29,770	22,670	58,898	41,975

Selling and administrative expenses	24,105	18,128	47,802	35,799
Earnings from operations	5,665	4,542	11,096	6,176

Interest income	89	188	180	319
Interest expense	(11)	(74)	(12)	(81)
Other income, net	181	189	175	327

Earnings before provision for income taxes	5,924	4,845	11,439	6,741

Provision for income taxes	1,429	1,025	2,891	1,596

Net earnings	$4,495	$3,820	$8,548	$5,145

Weighted average shares outstanding
Basic	9,549	9,654	9,572	9,667
Diluted	9,664	9,686	9,655	9,686

Earnings per share
Basic	$0.47	$0.39	$0.89	$0.53
Diluted	$0.47	$0.39	$0.89	$0.53

Cash dividends declared (per share)	$0.24	$0.24	$0.48	$0.48

Comprehensive income	$3,430	$4,178	$8,158	$5,543

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,548	$5,145
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities -
Depreciation	1,215	1,246
Amortization	142	115
Bad debt expense	34	48
Deferred income taxes	(140)	(112)
Net foreign currency transaction losses (gains)	118	(127)
Share-based compensation expense	818	872
Pension expense	36	—
Increase in cash surrender value of life insurance	(300)	(189)
Changes in operating assets and liabilities, net of effects from acquisition -
Accounts receivable	13,237	(2,203)
Inventories	(24,448)	26,240
Prepaid expenses and other assets	311	49
Accounts payable	(12,310)	(3,527)
Accrued liabilities and other	(4,252)	(955)
Accrued income taxes	(1,725)	501
Net cash (used for) provided by operating activities	(18,716)	27,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	—	(2,612)
Proceeds from maturities of marketable securities	990	2,595
Purchases of investment securities	—	(30,087)
Proceeds from sale of investment securities	8,050	—
Life insurance premiums paid	—	(111)
Purchases of property, plant and equipment	(722)	(404)
Net cash provided by (used for) investing activities	8,318	(30,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,587)	(4,602)
Shares purchased and retired	(2,527)	(1,535)
Net proceeds from stock option exercised	228	—
Taxes paid related to the net share settlement of equity awards	(12)	—
Proceeds from bank borrowings	5,437	—
Net cash used for financing activities	(1,461)	(6,137)

Effect of exchange rate changes on cash and cash equivalents	(228)	(68)

Net decrease in cash and cash equivalents	$(12,087)	$(9,721)

CASH AND CASH EQUIVALENTS at beginning of period	19,711	32,476

CASH AND CASH EQUIVALENTS at end of period	$7,624	$22,755

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,774	$1,250
Interest paid	$12	$81

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2022, may not necessarily be indicative of the results for the full year.

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

The accompanying consolidated condensed financial statements include the results of Forsake from the date of acquisition through June 30, 2022. For the three months ended June 30, 2022, Forsake’s net sales totaled approximately $0.4 million, of which $0.2 million was recognized in the wholesale segment and $0.2 million was recognized in the retail segment. For the six months ended June 30, 2022, Forsake’s net sales totaled approximately $1.1 million, of which $0.6 million was recognized in the wholesale segment and $0.5 million was recognized in the retail segment. Sales for the three and six months ended June 30, 2021 were not material. Pro forma financial information is not presented as the effects of this acquisition are not material to the Company’s results of operations or financial position.

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
Numerator:
Net earnings	$4,495	$3,820	$8,548	$5,145

Denominator:
Basic weighted average shares outstanding	9,549	9,654	9,572	9,667
Effect of dilutive securities:
Employee share-based awards	115	32	83	19
Diluted weighted average shares outstanding	9,664	9,686	9,655	9,686

Basic earnings per share	$0.47	$0.39	$0.89	$0.53

Diluted earnings per share	$0.47	$0.39	$0.89	$0.53

Diluted weighted average shares outstanding for the three months ended June 30, 2022, excluded anti-dilutive stock options totaling 483,000 shares of common stock at a weighted average exercise price of $28.73. Diluted weighted average shares outstanding for the six months ended June 30, 2022, excluded anti-dilutive stock options totaling 704,000 shares of common stock at a weighted average exercise price of $27.99. Diluted weighted average shares outstanding for the three months ended June 30, 2021, excluded anti-dilutive stock options totaling approximately 937,000 shares of common stock at a weighted average exercise price of $26.83. Diluted weighted average shares outstanding for the six months ended June 30, 2021, excluded anti-dilutive stock options totaling 1,048,000 shares of common stock at a weighted average exercise price of $25.85.

5.    Investments

Investments, at fair value

At June 30, 2022 and December 31, 2021, the Company had $0.1 million and $8.1 million, respectively, of cash invested in highly liquid taxable bond funds. The Company classifies these investments as trading securities and reports them at fair value. There were no significant unrealized gains or losses on these investments in the three or six months ended June 30, 2022 and 2021. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a Level 1 valuation as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

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

Below is a summary of the amortized cost and estimated market values of the Company’s marketable securities as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$702	$703	$219	$223
Due from one through five years	5,224	5,257	6,503	6,805
Due from six through ten years	2,505	2,595	2,479	2,790
Due from eleven through twenty years	799	761	1,014	1,102
Total	$9,230	$9,316	$10,215	$10,920

The unrealized gains and losses on marketable securities at June 30, 2022, and at December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Municipal bonds	$170	$(84)	$705	$—

The estimated market values provided are Level 2 valuations as defined by ASC 820. The Company reviewed its portfolio of investments as of June 30, 2022, and determined that no other-than-temporary market value impairment exists.

6.    Intangible Assets

During the six months ended June 30, 2022, there were no changes in the carrying value of the Company’s indefinite-lived intangible assets (goodwill and trademarks). The Company’s amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		June 30, 2022			December 31, 2021
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,644)	$856	$3,500	$(2,528)	$972
Total amortizable intangible assets		$3,500	$(2,644)	$856	$3,500	$(2,528)	$972

Amortization expense related to the intangible assets was $58,000 in both the second quarters of 2022 and 2021. For both the six-month periods ended June 30, 2022 and June 30, 2021, amortization expense related to the intangible assets was $116,000.

7.    Segment Information

The Company has two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  The Company’s Chief Executive Officer evaluates the performance of the Company’s segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes the Company’s wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six-month periods ended June 30, 2022 and 2021, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2022
Product sales	$58,584	$7,420	$7,957	$73,961
Licensing revenues	398	—	—	398
Net sales	$58,982	$7,420	$7,957	$74,359
Earnings from operations	$4,187	$1,113	$365	$5,665

2021
Product sales	$41,558	$6,202	$9,453	$57,213
Licensing revenues	351	—	—	351
Net sales	$41,909	$6,202	$9,453	$57,564
Earnings from operations	$2,655	$1,169	$718	$4,542

Six Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2022
Product sales	$125,252	$15,280	$14,357	$154,889
Licensing revenues	830	—	—	830
Net sales	$126,082	$15,280	$14,357	$155,719
Earnings from operations	$9,033	$1,941	$122	$11,096

2021
Product sales	$74,594	$11,820	$17,357	$103,771
Licensing revenues	693	—	—	693
Net sales	$75,287	$11,820	$17,357	$104,464
Earnings from operations	$4,014	$1,925	$237	$6,176

8.    Employee Retirement Plans

The components of the Company’s pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Service cost	$111	$102	$223	$204
Interest cost	445	371	877	742
Expected return on plan assets	(750)	(720)	(1,502)	(1,440)
Net amortization and deferral	230	247	438	494
Pension expense	$36	$—	$36	$—

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

The components of the Company’s operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Operating lease costs	$1,308	$1,232	$2,572	$2,566
Variable lease costs (1)	10	37	10	57
Total lease costs	$1,318	$1,269	$2,582	$2,623

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to the Company’s financial statements.

The following is a schedule of maturities of operating lease liabilities as of June 30, 2022:

Operating Leases
(Dollars in thousands)
2022, excluding the six months ended June 30, 2022	$1,916
2023	3,326
2024	2,460
2025	1,711
2026	1,384
Thereafter	1,255
Total lease payments	12,052
Less imputed interest	(1,062)
Present value of lease liabilities	10,990

The operating lease liabilities are classified in the consolidated condensed balance sheet (unaudited) as follows:

	June 30, 2022	December 31, 2021

	(Dollars in thousands)

Operating lease liabilities - current	$3,274	$3,593
Operating lease liabilities - non-current	7,716	7,520
Total	$10,990	$11,113

The Company determined the present value of its lease liabilities using a weighted-average discount rate of 4.25%. As of June 30, 2022, the Company’s leases have a weighted-average remaining lease term of 4.1 years.

Supplemental cash flow information related to the Company’s operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,156	$1,218	$2,284	$2,605
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$2,160	$—	$2,160	$2,022

10.  Income Taxes

The effective income tax rates for the three months ended June 30, 2022 and 2021 were 24.1% and 21.2%, respectively. The effective income tax rates for the six months ended June 30, 2022 and 2021 were 25.3% and 23.7%, respectively. The 2022 and 2021 effective tax rates differed from the federal rate of 21% primarily because of state taxes and the benefit of tax-free municipal bond income.

11.  Share-Based Compensation Plans

During the three and six months ended June 30, 2022, the Company recognized $469,000 and $818,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2017 through 2021. During the three and six months ended June 30, 2021, the Company recognized $327,000 and $872,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2020.

The following table summarizes the Company’s stock option activity for the six-month period ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2021	1,279,833	$25.44
Granted	—	$—
Exercised	(51,614)	$24.99
Forfeited or expired	(11,010)	$24.36
Outstanding at June 30, 2022	1,217,209	$25.47	5.2	$1,355,000
Exercisable at June 30, 2022	743,501	$26.59	3.5	$343,000

*    The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on June 30, 2022 of $24.45 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes the Company’s restricted stock award activity for the six-month period ended June 30, 2022:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2021	78,470	$23.11
Issued	—	—
Vested	(5,050)	23.28
Forfeited	—	—
Non-vested at June 30, 2022	73,420	$23.10	2.3	$1,795,000

*     The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company’s stock on June 30, 2022 of $24.45 multiplied by the number of non-vested restricted shares outstanding.

12.  Short-Term Borrowings

At June 30, 2022, the Company had a $40 million revolving line of credit with a bank that is secured by a lien against the Company’s general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2022. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At June 30, 2022, outstanding borrowings were approximately $5.4 million at an interest rate of 2.47%.

13.  Financial Instruments

At June 30, 2022, the Company’s wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.2 million U.S. dollars at a price of approximately $4.3 million Australian dollars. These contracts all expire in 2022. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

The Company determines the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

14.  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Net earnings	$4,495	$3,820	$8,548	$5,145
Foreign currency translation adjustments	(1,235)	176	(714)	33
Pension liability, net of tax of $60, $65, $114, and $129, respectively	170	182	324	365
Total comprehensive income	$3,430	$4,178	$8,158	$5,543

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2022	2021

	(Dollars in thousands)
Foreign currency translation adjustments	$(7,497)	$(6,783)
Pension liability, net of tax	(17,687)	(18,011)
Total accumulated other comprehensive loss	$(25,184)	$(24,794)

The following tables show changes in accumulated other comprehensive loss during the six months ended June 30, 2022 and 2021:

		Defined
	Foreign Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)
Other comprehensive loss before reclassifications	(714)	—	(714)
Amounts reclassified from accumulated other comprehensive loss	—	324	324
Net current period other comprehensive (loss) income	(714)	324	(390)
Ending balance, June 30, 2022	$(7,497)	$(17,687)	$(25,184)

		Defined
	Foreign Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)
Other comprehensive income before reclassifications	33	—	33
Amounts reclassified from accumulated other comprehensive loss	—	365	365
Net current period other comprehensive income	33	365	398
Ending balance, June 30, 2021	$(6,017)	$(21,590)	$(27,607)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three and six month periods ended June 30, 2022 and 2021:

	Amounts Reclassified from Accumulated Other Comprehensive Loss					Affected line item in the
	Three Months Ended June 30,		Six Months Ended June 30,			statement where net income is
	2022	2021	2022	2021		presented
Amortization of defined benefit pension items
Prior service cost	$1	$(15)	$3	$(31)	(1)	Other income, net
Actuarial losses	229	262	435	525	(1)	Other income, net
Total before tax	230	247	438	494
Tax benefit	(60)	(65)	(114)	(129)
Net of tax	$170	$182	$324	$365
(1)	These amounts were included in pension expense. See Note 8 for additional details.

15.  Equity

The following table reconciles the Company’s equity for the six months ended June 30, 2022:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)
Net earnings	—	—	4,053	—
Foreign currency translation adjustments	—	—	—	521
Pension liability adjustment, net of tax	—	—	—	154
Cash dividends declared	—	—	(2,316)	—
Stock option exercised, net of shares withheld for emloyee taxes and strike price	—	8	—	—
Share-based compensation expense	—	350	—	—
Shares purchased and retired	(75)	—	(1,722)	—
Balance, March 31, 2022	$9,634	$69,076	$147,777	$(24,119)
Net earnings	—	—	4,495	—
Foreign currency translation adjustments	—	—	—	(1,235)
Pension liability adjustment, net of tax	—	—	—	170
Cash dividends declared	—	—	(2,307)	—
Stock option exercised, net of shares withheld for emloyee taxes and strike price	15	193	—	—
Share-based compensation expense	—	468	—	—
Shares purchased and retired	(29)	—	(701)	—
Balance, June 30, 2022	$9,620	$69,737	$149,264	$(25,184)

The following table reconciles the Company’s equity for the six months ended June 30, 2021:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)
Net earnings	—	—	1,325	—
Foreign currency translation adjustments	—	—	—	(143)
Pension liability adjustment, net of tax	—	—	—	183
Cash dividends declared	—	—	(2,336)	—
Share-based compensation expense	—	545	—	—
Shares purchased and retired	(62)	—	(1,017)	—
Balance, March 31, 2021	$9,735	$67,723	$136,927	$(27,965)
Net earnings	—	—	3,820	—
Foreign currency translation adjustments	—	—	—	176
Pension liability adjustment, net of tax	—	—	—	182
Cash dividends declared	—	—	(2,334)	—
Share-based compensation expense	—	327	—	—
Shares purchased and retired	(21)	—	(435)	—
Balance, June 30, 2021	$9,714	$68,050	$137,978	$(27,607)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company’s outlook for the future.  These statements represent the Company's good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2021.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake. Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars.

The Company has two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  We also have licensing agreements with third parties who sell our branded apparel, accessories and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our wholesale segment. Our retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States.  Retail sales are made directly to consumers on our websites, or by our employees.

The Company’s “other” operations include our wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). However, as previously disclosed, we have closed Florsheim Europe, and are in the final stages of winding down this business. As a result, the 2022 operating results of the “other” category reflect only that of Florsheim Australia. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

Net sales for the second quarter of 2022 achieved a record level for the period, driven by significant growth in our wholesale segment. While a portion of our wholesale increase was the result of pipeline fill, overall consumer demand and retail sell-throughs remained robust during the quarter.

Our legacy brands (Florsheim, Stacy Adams, and Nunn Bush) posted significant increases in the second quarter of 2022, with both Florsheim and Stacy Adams up 47% and Nunn Bush up 25% over the second quarter of 2021. We continued to experience strong demand for dress shoes and refined casuals with the normalization of social events and the gradual return to offices. While the dress shoe category has been primarily responsible for our increase in sales volume, we are also experiencing growth in the casual shoe category. Over half of what we sell today in Nunn Bush are true casuals, and the new casual offerings we have sold in Florsheim and Stacy Adams have allowed us to pick up market share in that category.

BOGS sales were up 35% over 2021.  We entered the second quarter in a much stronger inventory position compared to 2021 which helped us to realize higher shipments. We also continued to expand our assortment of rain boots and lightly insulated products to increase market penetration during the Spring selling season. During the final quarter of 2021, BOGS was able to ship well relative to competitors, many of which delivered very late in the season. The end result is that many accounts rewarded BOGS with larger orders for Fall 2022 as well as an expanded product range, especially in more lifestyle-oriented footwear. We currently have record backlog for BOGS and we expect strong shipments in the back half of 2022 with the caveat that BOGS shipments are still somewhat dependent on favorable winter weather.

Regarding our Forsake brand, which was acquired in June 2021, we are still in the process of evolving the product and positioning the brand. Supply chain issues have slowed the process and we do not expect significant progress until late 2023 at the earliest.

Retail sales were up 20% in the second quarter. The increase in retail sales was driven primarily by e-commerce, although our brick-and-mortar sales were also up in volume versus last year. Although sales were up as a result of strong consumer demand, we realized a 5% decrease in profitability due mainly to higher outbound freight and advertising costs. We are taking steps to manage costs while balancing the current momentum we have with our e-commerce platform.

Sales at Florsheim Australia were down 4% for the quarter, but in local currency, sales were up 4%. In May, we began the transition to a new warehouse and office space in Melbourne which interrupted our wholesale shipments, retail store stocks, and limited our available e-commerce inventory for a good part of May, all of June, and a portion of July 2022. With the move now largely behind us, we feel we are in a good position to grow in this market for the long term.

Inflation and cost pressures impacted our profitability in the three and six months ended June 30, 2022. We reduced the impact by increasing prices, renegotiating costs, and improving operating efficiencies. We expect inflation and cost pressures to continue in the second half of 2022, although no assurance can be given that we will be able to continue to offset these cost increases in the future.

Second Quarter Highlights

Consolidated net sales were a second-quarter record of $74.4 million, up 29% compared to $57.6 million in the second quarter of 2021. Consolidated gross earnings were 40.0% of net sales compared to 39.4% of net sales in last year’s second quarter, with gross margins up in both our wholesale and retail segments. Consolidated earnings from operations rose 25% to $5.7 million, from $4.5 million in the second quarter of 2021. Quarterly net earnings rose to a second-quarter record of $4.5 million, or $0.47 per diluted share, from $3.8 million, or $0.39 per diluted share, in last year’s second quarter.

Year-to-Date Highlights

Consolidated net sales for the first half of 2022 were a record $155.7 million, up 49% compared to net sales of $104.5 million in the first half of 2021. Consolidated gross earnings were 37.8% of net sales in the first six months of 2022 versus 40.2% of net sales in the same period one year ago. The decrease was primarily due to lower gross margins in our wholesale segment partially offset by higher gross margins in our retail segment. Year-to-date consolidated operating earnings totaled $11.1 million in 2022, up 80% compared to $6.2 million in 2021. The Company’s net earnings totaled $8.5 million, or $0.89 per diluted share, in the first half of 2022 versus $5.1 million, or $0.53 per diluted share, in the same period last year.

Last year’s first quarter results were significantly impacted by the effects of the COVID-19 pandemic. As such, comparisons of year-to-date 2022 financial performance to 2021 may have limited utility. Therefore, selected comparisons to 2019 (pre-COVID) are included as appropriate. Net sales for the first six months of 2022 exceeded 2019 levels by 16%. Our operating earnings for the six months ended June 30, 2022 beat 2019 levels by 58%.

Financial Position Highlights

At June 30, 2022, our cash, short-term investments, and marketable securities totaled $17.0 million and we had $5.4 million outstanding on our $40.0 million line of credit. During the first six months of 2022, we drew $5.4 million on our line of credit and liquidated $8.1 million of investment securities. We paid $4.6 million in dividends and repurchased $2.5 million of our common stock. In addition, our operations resulted in a net $18.7 million use of cash, mainly to fund inventory purchases. We also had $722,000 of capital expenditures during the period.

SEGMENT ANALYSIS

Net sales and earnings from operations for the Company’s segments for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$58,982	$41,909	41%	$126,082	$75,287	67%
North American Retail	7,420	6,202	20%	15,280	11,820	29%
Other	7,957	9,453	(16)%	14,357	17,357	(17)%
Total	$74,359	$57,564	29%	$155,719	$104,464	49%

Earnings from Operations
North American Wholesale	$4,187	$2,655	58%	$9,033	$4,014	125%
North American Retail	1,113	1,169	(5)%	1,941	1,925	1%
Other	365	718	(49)%	122	237	(49)%
Total	$5,665	$4,542	25%	$11,096	$6,176	80%

North American Wholesale Segment

Net Sales

Net sales in the Company’s North American wholesale segment for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2022	2021	Change	2022	2021	Change

	(Dollars in thousands)			(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$15,790	$10,770	47%	$32,587	$18,670	75%
Nunn Bush	11,803	9,427	25%	26,177	17,448	50%
Florsheim	24,030	16,334	47%	46,042	25,813	78%
BOGS/Rafters	6,773	5,025	35%	19,872	12,661	57%
Forsake	188	2	NM	574	2	NM
Total North American Wholesale	$58,584	$41,558	41%	$125,252	$74,594	68%
Licensing	398	351	13%	830	693	20%
Total North American Wholesale Segment	$58,982	$41,909	41%	$126,082	$75,287	67%

NM - Not meaningful

Net sales in our wholesale segment were a second-quarter record of $59.0 million in 2022. Robust consumer demand fueled the growth in our wholesale segment, with all of our brands posting sizeable sales gains over last year’s second quarter. Both Florsheim and BOGS achieved record second-quarter sales, on top of record first-quarter 2022 sales.

For the six months ended June 30, 2022, wholesale net sales were up significantly over the first six months of 2021. Last year’s first quarter sales of our legacy brands (Stacy Adams, Nunn Bush, and Florsheim) were lower than normal because the pandemic significantly impacted sales of dress and dress-casual footwear in that period. Sales of the BOGS outdoor brand, which were less affected by the pandemic, rose 57% for the year-to-date period, with sales up across all major distribution channels. Wholesale net sales for the first six months of 2022 surpassed 2019 levels by 19%, driven by the strong consumer demand this year.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 33.7% of net sales in the second quarter of 2022 compared to 32.4% of net sales in second quarter of 2021. Gross margins improved as Spring 2022 price increases took effect, and due to lower inbound freight costs, as overall demand for container space from China eased during the quarter. For the six months ended June 30, wholesale gross earnings were 31.7% of net sales in 2022, compared to 33.3% of net sales in 2021. The decrease in gross margins for the year-to-date period was primarily due to higher inbound freight costs incurred in the first quarter. The longer-term outlook for freight costs remains unclear. We instituted another price increase in July which we believe will move us toward our goal of returning gross margins to our historical levels.

Wholesale selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $15.7 million, or 27% of net sales, in the second quarter of 2022 compared to $10.9 million, or 26% of net sales, in the second quarter of 2021. For the six months ended June 30, wholesale selling and administrative expenses were $31.0 million, or 25% of net sales, in 2022 versus $21.1 million, or 28% of net sales, in 2021.  Expenses were up for the quarter and year-to-date periods due largely to higher employee costs associated with our increased sales volumes this year. Additionally, last year’s second quarter and first half expenses were reduced by approximately $1.8 million and $3.6 million, respectively, in government wage subsidies. Year-to-date expenses in 2022 were down relative to sales because many of our costs do not vary directly with sales.

Wholesale operating earnings rose to $4.2 million in the second quarter of 2022, up 58% from $2.7 million in last year’s second quarter, due mainly to higher sales volumes and gross margins. For the six months ended June 30, 2022, wholesale operating earnings were $9.0 million compared to $4.0 million in the same period of 2021. The year-to-date earnings increase was primarily due to higher sales volumes, partially offset by lower gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs, which are included in selling and administrative expenses).  Wholesale distribution costs were $3.7 million in the second quarter of 2022 and $2.2 million in the same period of 2021.  For the six-month periods ended June 30, wholesale distribution costs were $7.2 million in 2022 and $4.5 million in 2021. Distribution costs were up in 2022 in line with higher sales volumes. Additionally, last year’s second quarter and year-to-date distribution costs were reduced by $495,000 and $1.0 million, respectively, in government wage subsidies. Our gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in the retail segment were a second-quarter record of $7.4 million in 2022, up 20% compared to $6.2 million in the second quarter of 2021.  The increase was primarily due to higher sales volumes across all our e-commerce websites.

For the six months ended June 30, retail net sales were a record $15.3 million in 2022, up 29% from $11.8 million in 2021. The increase was due to higher sales volumes on all our e-commerce websites and higher brick-and-mortar sales. Last year’s first quarter brick-and-mortar sales were down significantly as a result of the pandemic. 2022 retail net sales surpassed the 2019 level by 39%, due primarily to growth in e-commerce. Our e-commerce businesses continue to reflect the strength of our brands.

Earnings from Operations

Retail gross earnings as a percent of net sales were 67.4% and 65.6% in the second quarters of 2022 and 2021, respectively. For the six months ended June 30, 2022, retail gross earnings were 66.7% of net sales, compared to 65.5% of net sales in the same period of 2021. Retail gross margins benefited from higher selling prices and lower inbound freight costs in this year’s second quarter.

Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, and rent and occupancy costs.  Retail selling and administrative expenses were $3.9 million, or 52% of net sales, in the second quarter of 2022 versus $2.9 million, or 47% of net sales, in the second quarter of 2021. For the six months ended June 30, retail selling and administrative expenses were $8.2 million, or 54% of net sales, in 2022 and $5.8 million, or 49% of net sales, in 2021. The increases in 2022 were mainly due to higher e-commerce expenses, primarily outbound freight and advertising.

Retail operating earnings were $1.1 million for the quarter, down 5% compared to $1.2 million in last year’s second quarter. This decrease was primarily due to lower earnings from our e-commerce businesses, as higher sales were offset by higher selling and administrative expenses. For the six months ended June 30, retail operating earnings were relatively flat at $1.9 million in both 2022 and 2021. E-commerce earnings were down for the year-to-date period, as higher sales were offset by the higher expenses, however, this decrease was offset by improved performance at active brick and mortar locations.

Other

Our other businesses include our wholesale and retail operations of Florsheim Australia and Florsheim Europe. Other net sales for the second quarter of 2022 were $8.0 million, down 16% compared to $9.5 million in the second quarter of 2021. For the six months ended June 30, 2022, other net sales were $14.4 million, down 17% compared to $17.4 million in the same period one year ago. The decreases in 2022 were largely due to the closing of Florsheim Europe, but also due to lower sales at Florsheim Australia.  Florsheim Australia’s net sales for the second quarter and first six months of 2022 were down 4% and 6%, respectively, compared to the same periods in 2021. The weakening of the Australia dollar relative to the U.S. dollar led to these decreases, as Florsheim Australia’s net sales in local currency were up 4% and 1% for the quarter and year-to-date periods, respectively, due to higher sales in its retail businesses, partially offset by lower sales in its wholesale businesses. Florsheim Australia’s sales for the first six months of 2022 reached 95% of 2019 levels.

Other operating earnings totaled $365,000 for the quarter versus $718,000 in last year’s second quarter. This decrease was primarily due to lower operating earnings in Florsheim Australia’s wholesale division. For the six months ended June 30, 2022, other operating earnings totaled $122,000 compared to $237,000 in the same period last year. The year-to-date decrease was due to lower operating earnings in Florsheim Australia’s wholesale division partially offset by the shedding of losses at Florsheim Europe.

Other income and expense

Interest income was $89,000 and $188,000 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, interest income was $180,000 in 2022 and $319,000 in 2021. The decreases in 2022 were due to less interest earned on the lower cash and investment balances this year. Interest expense decreased $63,000 and $69,000 during the three and six months ended June 30, 2022, compared to the same periods of 2021.

Other income, net, was $181,000 for the quarter compared to $189,000 in last year’s second quarter. For the year-to-date period, other income, net, totaled $175,000 in 2022 and $327,000 in 2021. The decrease in the first half of 2022 was primarily due to lower unrealized gains on foreign exchange contracts held by Florsheim Australia.

Our effective income tax rates for the three months ended June 30, 2022 and 2021 were 24.1% and 21.2%, respectively. Our effective income tax rates for the six months ended June 30, 2022 and 2021 were 25.3% and 23.7%, respectively. The 2022 and 2021 effective tax rates differed from the federal rate of 21% primarily because of state taxes and the benefit of tax-free municipal bond income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash, short-term investments, short-term marketable securities, and our revolving line of credit. During the first six months of 2022, our operations resulted in a net $18.7 million use of cash, mainly to fund inventory purchases. We are making good progress building our inventory back after reducing it during the pandemic, as our overall inventory level was $95.5 million as of June 30, 2022. Before the supply chain issues, about 10 to 20 percent of our inventory was in “in-transit”.  As of June 30, 2022, of the $95.5 million, approximately 40 percent or 1.9 million pairs, was in-transit while approximately 60 percent, or 2.7 million pairs, was on-hand in our distribution center. Transit times remain very inconsistent on containers from Asia, so it is necessary to have factories ship our shoes and boots earlier than usual for the Fall season. Our inventory balance will continue to grow through the second half of this year to meet increased demand for our product.  As we build our inventory levels, we are focusing on greater depth in our core, carry-forward product as this is the product that retailers replenish on a weekly basis and expect us to have a strong “in-stock” position in.

During the first half of 2022, we liquidated $8.1 million of investment securities, mainly to fund inventory purchases.

We paid dividends totaling $4.6 million in both the first six-month periods of 2022 and 2021. On August 2, 2022, our Board of Directors declared a cash dividend of $0.24 per share to all shareholders of record on August 26, 2022, payable September 30, 2022.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable.  During the first half of 2022, we repurchased 104,733 shares for a total cost of $2.5 million. As of June 30, 2022, the Company had the authority to repurchase approximately 1.1 million shares under our previously announced stock repurchase program. This total includes the additional 1.0 million shares that were authorized for repurchase by our Board of Directors on May 3, 2022. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $722,000 in the first six months of 2022.  Management estimates that annual capital expenditures for 2022 will be between $1.0 million and $2.0 million.

At June 30, 2022, we had a $40 million revolving line of credit with a bank that is secured by a lien against our general corporate assets. The line of credit bears interest at LIBOR plus 1.35% and expires on November 4, 2022. The related credit agreement contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At June 30, 2022, there was $5.4 million outstanding on the line of credit at an interest rate of 2.47%, and we were in compliance with all financial covenants. We have further drawn on our line of credit since June 30, 2022 and we expect our borrowings to peak over the next several months as we continue to build inventories. However, we anticipate a busy shipping season in the third and fourth quarters, which should then cause our cash collections to exceed cash outlays, and bring our borrowing balances back down to more normal levels. We expect to renew this line of credit later this year, but cannot provide any assurances that it will be renewed on terms acceptable to us, or at all.

As of June 30, 2022, approximately $4.1 million of cash and cash equivalents was held by our foreign subsidiaries.

We continue to evaluate the best uses for our available liquidity, including, among other uses, capital expenditures, continued stock repurchases and acquisitions.  The Company believes that available cash, short-term investments, marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business for at least one year, although there can be no assurances.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company’s stock repurchase program was established. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. This includes the additional 1.0 million shares that were authorized for repurchase on May 3, 2022. The table below presents information regarding our repurchases of our common stock in the three-month period June 30, 2022.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
04/01/2022 - 04/30/2022	—	$—	—	1,135,479
05/01/2022 - 05/31/2022	23,636	$24.66	23,636	1,111,843
06/01/2022 - 06/30/2022	6,000	$24.67	6,000	1,105,843
Total	29,636	24.66	29,636

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 8, 2022	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer and Secretary