Form 10-Q
period 2022-09-30
WEYCO GROUP INC
filed 2022-11-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of October 28, 2022, there were 9,622,187 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements with respect to the Company's outlook for the future. These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "likely," "plans," "predicts," "projects," "should," "will," or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the year-ended December 31, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated condensed balance sheet as of December 31, 2021, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared by Weyco Group, Inc. (“we,” “our,” “us,” and the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Please read these consolidated condensed financial statements in conjunction with the financial statements and notes thereto included in the Company’s latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$9,848	$19,711
Investments, at fair value	106	8,122
Marketable securities, at amortized cost	701	219
Accounts receivable, net	64,190	53,287
Income tax receivable	615	495
Inventories	112,046	71,026
Prepaid expenses and other current assets	2,986	4,317
Total current assets	190,492	157,177

Marketable securities, at amortized cost	8,027	9,996
Deferred income tax benefits	946	1,063
Property, plant and equipment, net	28,550	29,202
Operating lease right-of-use assets	12,126	9,543
Goodwill	12,317	12,317
Trademarks	34,418	34,768
Other assets	23,844	23,601
Total assets	$310,720	$277,667

LIABILITIES AND EQUITY:
Short-term borrowings	$34,665	$—
Accounts payable	9,116	19,234
Operating lease liabilities	3,638	3,593
Accrued liabilities	14,972	11,681
Total current liabilities	62,391	34,508

Deferred income tax liabilities	4,864	5,026
Long-term pension liability	22,640	27,776
Operating lease liabilities	9,787	7,520
Other long-term liabilities	1,013	1,442
Total liabilities	100,695	76,272

Common stock	9,621	9,709
Capital in excess of par value	70,093	68,718
Reinvested earnings	157,017	147,762
Accumulated other comprehensive loss	(26,706)	(24,794)
Total equity	210,025	201,395
Total liabilities and equity	$310,720	$277,667

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)

Net sales	$96,971	$61,798	$252,690	$166,262
Cost of sales	57,583	37,054	154,404	99,543
Gross earnings	39,388	24,744	98,286	66,719

Selling and administrative expenses	25,181	17,998	72,983	53,797
Earnings from operations	14,207	6,746	25,303	12,922

Interest income	86	186	266	505
Interest expense	(197)	—	(209)	(81)
Other income, net	141	76	316	403

Earnings before provision for income taxes	14,237	7,008	25,676	13,749

Provision for income taxes	3,467	1,939	6,358	3,535

Net earnings	$10,770	$5,069	$19,318	$10,214

Weighted average shares outstanding
Basic	9,535	9,655	9,560	9,663
Diluted	9,605	9,702	9,638	9,691

Earnings per share
Basic	$1.13	$0.53	$2.02	$1.06
Diluted	$1.12	$0.52	$2.01	$1.05

Cash dividends declared (per share)	$0.24	$0.24	$0.72	$0.72

Comprehensive income	$9,248	$4,651	$17,406	$10,194

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,318	$10,214
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities -
Depreciation	1,840	1,876
Amortization	213	234
Bad debt expense	135	52
Deferred income taxes	(215)	(144)
Net foreign currency transaction gains	(233)	(121)
Share-based compensation expense	1,157	1,210
Pension expense	53	—
Impairment of trademark	350	—
Net gain on remeasurement of contingent consideration	(407)	—
Increase in cash surrender value of life insurance	(450)	(339)
Changes in operating assets and liabilities - net of effects from acquisition
Accounts receivable	(11,188)	(8,648)
Inventories	(41,134)	6,826
Prepaid expenses and other assets	1,319	598
Accounts payable	(10,116)	(1,368)
Accrued liabilities and other	(2,571)	(745)
Accrued income taxes	(139)	39
Net cash (used for) provided by operating activities	(42,068)	9,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquistion of business	—	(2,612)
Proceeds from maturities of marketable securities	1,495	3,615
Purchases of investment securities	—	(35,000)
Proceeds from sale of investment securities	8,050	19,838
Life insurance premiums paid	—	(111)
Purchases of property, plant and equipment	(1,515)	(673)
Net cash provided by (used for) investing activities	8,030	(14,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,878)	(6,904)
Shares purchased and retired	(3,264)	(1,535)
Proceeds from stock option exercised	276	—
Taxes paid related to the net share settlement of equity awards	(12)	—
Proceeds from bank borrowings	71,833	—
Repayments of bank borrowings	(37,168)	—
Net cash provided by (used for) financing activities	24,787	(8,439)

Effect of exchange rate changes on cash and cash equivalents	(612)	74

Net decrease in cash and cash equivalents	$(9,863)	$(13,624)

CASH AND CASH EQUIVALENTS at beginning of period	19,711	32,476

CASH AND CASH EQUIVALENTS at end of period	$9,848	$18,852

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,729	$3,693
Interest paid	$209	$81

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2022, may not necessarily be indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results specifically related to inventory reserves, realizability of deferred tax assets, goodwill, trademarks, and contingent consideration could materially differ from those estimates, which would impact the reported amounts and disclosures in the consolidated financial statements and accompanying notes.

2.    New Accounting Pronouncement

Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to reinvested earnings in the period of adoption. This ASU will be effective for the Company in the first quarter of 2023. The Company is in process of establishing a project plan to adopt and apply the new standard and implementing necessary changes to accounting policies, processes, and controls, to enable compliance with this new standard. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

3.    Acquisition

On June 7, 2021, we acquired substantially all of the operating assets and certain liabilities of Forsake, Inc. (“Forsake”) a distributor of outdoor footwear, under the brand name “Forsake.” The principal assets acquired were inventory, accounts receivable, and intellectual property, including the Forsake brand name. The aggregate purchase price was approximately $2.6 million, plus contingent payments. At the acquisition date, our estimate of the fair value of the contingent payments was approximately $1.3 million in total. For more information regarding the contingent payments, including an estimate of the fair value as of September 30, 2022, see Note 13.

The fair values assigned to the assets acquired and liabilities assumed were:

(Dollars in thousands)
Accounts receivable, net	$143
Inventories	619
Prepaid expenses and other current assets	72
Property, plant and equipment, net	17
Goodwill	1,205
Trademark	1,900
Accrued liabilities	(48)
$3,908

The Company recorded $3.1 million of intangible assets, including $1.2 million of goodwill, which has been allocated to the wholesale and retail segments as of the acquisition date. Goodwill reflects the excess purchase price over the fair value of net assets. All of this goodwill is deductible for tax purposes. The trademark is not amortized, but instead tested for impairment on an annual basis and more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. For more information regarding the intangible assets acquired, including an estimate of the fair value of the Forsake trademark as of September 30, 2022, see Note 6.

The accompanying consolidated condensed financial statements include the results of Forsake from the date of acquisition through September 30, 2022. For the three months ended September 30, 2022, Forsake’s net sales totaled approximately $0.8 million, of which $0.6 million was recognized in the wholesale segment and $0.2 million was recognized in the retail segment. For the nine months ended September 30, 2022, Forsake’s net sales totaled approximately $1.9 million, of which $1.2 million was recognized in the wholesale segment and $0.7 million was recognized in the retail segment. Sales for the three and nine months ended September 30, 2021 were not material. Pro forma financial information is not presented as the effects of this acquisition are not material to our results of operations or financial position.

4.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share amounts)
Numerator:
Net earnings	$10,770	$5,069	$19,318	$10,214

Denominator:
Basic weighted average shares outstanding	9,535	9,655	9,560	9,663
Effect of dilutive securities:
Employee share-based awards	70	47	78	28
Diluted weighted average shares outstanding	9,605	9,702	9,638	9,691

Basic earnings per share	$1.13	$0.53	$2.02	$1.06

Diluted earnings per share	$1.12	$0.52	$2.01	$1.05

Diluted weighted average shares outstanding for the three months ended September 30, 2022 excludes anti-dilutive stock options totaling 1,046,000 shares of common stock at a weighted average exercise price of $26.80. Diluted weighted average shares outstanding for the nine months ended September 30, 2022 excludes anti-dilutive stock options totaling 819,000 shares of common stock at a weighted average exercise price of $27.59. Diluted weighted average shares outstanding for the three months ended September 30, 2021, excludes anti-dilutive stock options totaling 1,127,000 shares of common stock at a weighted average exercise price of $26.14. Diluted weighted average shares outstanding for the nine months ended September 30, 2021, excludes anti-dilutive stock options totaling 1,074,000 shares of common stock at a weighted average exercise price of $25.95.

5.    Investments

Investments, at fair value

At September 30, 2022 and December 31, 2021, we had $0.1 million and $8.1 million, respectively, of cash invested in highly liquid taxable bond funds. We classify these investments as trading securities and report them at fair value. There were no significant unrealized gains or losses on these investments in the three or nine months ended September 30, 2022 and 2021. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a Level 1 valuation as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

Marketable securities, at amortized cost

We also invest in marketable securities. As noted in our Annual Report on Form 10-K for the year ended December 31, 2021, all of our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments - Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of our marketable securities as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Municipal bonds:
Current	$701	$698	$219	$223
Due from one through five years	4,727	4,616	6,503	6,805
Due from six through ten years	2,501	2,474	2,479	2,790
Due from eleven through twenty years	799	705	1,014	1,102
Total	$8,728	$8,493	$10,215	$10,920

The unrealized gains and losses on marketable securities at September 30, 2022, and at December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Municipal bonds	$124	$(359)	$705	$—

The estimated market values provided are Level 2 valuations as defined by ASC 820. We reviewed our portfolio of investments as of September 30, 2022, and determined that no other-than-temporary market value impairment exists.

6.    Intangible Assets

Our indefinite-lived intangible assets as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,317	$12,317
Trademarks	34,418	34,768
Total	$46,735	$47,085

During the third quarter of 2022, we wrote-down the Forsake contingent consideration liability (see Note 13 ). We determined that this write-down constituted a triggering event such that an impairment assessment was performed for the  Forsake trademark during the quarter. The impairment assessment indicated that the carrying value of the Forsake trademark exceeded its fair value, primarily due a decrease in Forsake’s updated sales projections relative to the original projections. Accordingly, the Company wrote down the carrying value of the Forsake trademark from its original value of $1.9 million to its estimated fair value of $1.55 million, and recorded a $350,000 impairment loss during the period. This impairment charge was recorded within selling and administrative expenses in the Consolidated Condensed Statements of Earnings and Comprehensive Income (unaudited).

Our amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		September 30, 2022			December 31, 2021
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,703)	$797	$3,500	$(2,528)	$972
Total amortizable intangible assets		$3,500	$(2,703)	$797	$3,500	$(2,528)	$972

Amortization expense related to the intangible assets was $58,000 in both the third quarters of 2022 and 2021. For the nine-months ended September 30, 2022 and 2021, amortization expense related to the intangible assets was $175,000 in both periods.

7.    Segment Information

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes our wholesale and retail operations in Australia, South Africa, Asia Pacific and Europe, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine-month periods ended September 30, 2022 and 2021, were as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2022
Product sales	$81,183	$7,129	$8,205	$96,517
Licensing revenues	454	—	—	454
Net sales	$81,637	$7,129	$8,205	$96,971
Earnings from operations	$12,906	$825	$476	$14,207

2021
Product sales	$49,823	$6,307	$5,325	$61,455
Licensing revenues	343	—	—	343
Net sales	$50,166	$6,307	$5,325	$61,798
Earnings (loss) from operations	$6,027	$1,401	$(682)	$6,746

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2022
Product sales	$206,435	$22,409	$22,562	$251,406
Licensing revenues	1,284	—	—	1,284
Net sales	$207,719	$22,409	$22,562	$252,690
Earnings from operations	$21,939	$2,766	$598	$25,303

2021
Product sales	$124,417	$18,127	$22,682	$165,226
Licensing revenues	1,036	—	—	1,036
Net sales	$125,453	$18,127	$22,682	$166,262
Earnings (loss) from operations	$10,041	$3,326	$(445)	$12,922

8.    Employee Retirement Plans

The components of the Company’s pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Service cost	$111	$102	$334	$306
Interest cost	438	371	1,315	1,113
Expected return on plan assets	(751)	(720)	(2,253)	(2,160)
Net amortization and deferral	219	247	657	741
Pension expense	$17	$—	$53	$—

The components of pension expense other than the service cost component were included in “other income, net” in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

9.    Leases

We lease retail shoe stores, as well as several office and distribution facilities worldwide. These leases have original lease periods expiring between 2022 and 2029. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Operating lease costs	$1,283	$1,151	$3,855	$3,717
Variable lease costs (1)	—	67	10	124
Total lease costs	$1,283	$1,218	$3,865	$3,841

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of September 30, 2022:

Operating Leases
(Dollars in thousands)
2022, excluding the nine months ended September 30, 2022	$1,127
2023	4,100
2024	3,243
2025	2,483
2026	2,127
Thereafter	2,226
Total lease payments	15,306
Less imputed interest	(1,881)
Present value of lease liabilities	$13,425

The operating lease liabilities are classified in the consolidated condensed balance sheets (unaudited) as follows:

	September 30, 2022	December 31, 2021

	(Dollars in thousands)
Operating lease liabilities - current	$3,638	$3,593
Operating lease liabilities - non-current	9,787	7,520
Total	$13,425	$11,113

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.25%. As of September 30, 2022, our leases have a weighted-average remaining lease term of 4.4 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,160	$1,024	$3,444	$3,629
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$3,710	$244	$5,870	$2,266

10.  Income Taxes

The effective income tax rates for the three months ended September 30, 2022 and 2021 were 24.4% and 27.7%, respectively. The effective income tax rates for the nine months ended September 30, 2022 and 2021 were 24.8% and 25.7%, respectively. The 2022 and 2021 effective tax rates differed from the federal rate of 21% primarily because of state taxes and the benefit of tax-free municipal bond income.

11.  Share-Based Compensation Plans

During the three and nine months ended September 30, 2022, we recognized $339,000 and $1,157,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2017 through 2022. During the three and nine months ended September 30, 2021, we recognized $338,000 and $1,210,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2015 through 2021.

The following table summarizes our stock option activity for the nine-month period ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2021	1,279,833	$25.44
Granted	143,500	$28.83
Exercised	(60,164)	$25.00
Forfeited or expired	(14,000)	$24.34
Outstanding at September 30, 2022	1,349,169	$25.83	5.5	$396,000
Exercisable at September 30, 2022	891,203	$26.37	3.9	$173,000

*     The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of the Company’s stock on September 30, 2022 of $20.34 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the nine-month period ended September 30, 2022:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2021	78,470	$23.11
Issued	27,620	28.83
Vested	(33,682)	27.95
Forfeited	—	—
Non-vested at September 30, 2022	72,408	$24.64	2.9	$1,473,000

*     The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of the Company’s stock on September 30, 2022 of $20.34 multiplied by the number of non-vested restricted shares outstanding.

12.  Short-Term Borrowings

On September 28, 2022, we amended our line of credit agreement. The amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 28, 2023, increased our available borrowing limit from $40.0 million to $50.0 million, and replaced the London Interbank Offered Rate (“LIBOR”) benchmark used for determining interest rate on outstanding advances. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 145 basis points. The Amended Credit Agreement is secured by a security interest in our general business assets, and contains customary representations, warranties and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At September 30, 2022, outstanding borrowings on the line of credit were approximately $34.7 million at an interest rate of 4.49%, and we were in compliance with all financial covenants.

13. Contingent Consideration

As disclosed in Note 3, there is an earn-out component of the Forsake purchase price, in which contingent payments are to be paid to the former owners of Forsake annually, over a period of five years, if certain performance thresholds are met. At the acquisition date, our estimate of the fair value of the contingent consideration was approximately $1.3 million in total. The estimate of contingent consideration is based on Forsake achieving certain levels of gross margins dollars during the five-year earnout period which runs from August 1, 2021 to July 31, 2026. We remeasure the contingent consideration liability on a quarterly basis and record increases or decreases in its fair value as an adjustment to operating earnings. The third quarter of 2022 was the first time we recorded a change in fair value of the contingent consideration liability.

The first year of the five-year earn-out period ended on July 31, 2022. We remeasured the contingent consideration liability during the third quarter of 2022 and concluded that the gross margin thresholds were not met, therefore no first-year payment was to be made under the agreement. We also reduced our sales projections for the brand. The remeasurement resulted in a reduction of the contingent liability by $407,000 during the quarter, from its original value of $1.3 million to $950,000. The net gain of $407,000 was recorded within selling and administrative expenses in the Consolidated Condensed Statements of Earnings and Comprehensive Income (unaudited).

The fair value measurement of contingent consideration is based on significant inputs not observed in the market and thus represents a level 3 valuation as defined by ASC 820. The fair value measurement was determined using a probability-weighted model which includes various estimates related to Forsake’s future sales levels and gross margins. As of September 30, 2022, we estimated that the range of possible payments was between $400,000 and $1.2 million in aggregate.

14.  Financial Instruments

At September 30, 2022, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.9 million U.S. dollars at a price of approximately $2.7 million Australian dollars. These contracts all expire in the fourth quarter of 2022. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

15.  Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands)
Net earnings	$10,770	$5,069	$19,318	$10,214
Foreign currency translation adjustments	(1,684)	(601)	(2,398)	(568)
Pension liability, net of tax of $57, $64, $171, and $193, respectively	162	183	486	548
Total comprehensive income	$9,248	$4,651	$17,406	$10,194

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2022	2021

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,181)	$(6,783)
Pension liability, net of tax	(17,525)	(18,011)
Total accumulated other comprehensive loss	$(26,706)	$(24,794)

The following tables show changes in accumulated other comprehensive loss during the nine months ended September 30, 2022 and 2021:

		Defined
	Foreign Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)
Other comprehensive loss before reclassifications	(2,398)	—	(2,398)
Amounts reclassified from accumulated other comprehensive loss	—	486	486
Net current period other comprehensive (loss) income	(2,398)	486	(1,912)
Ending balance, September 30, 2022	$(9,181)	$(17,525)	$(26,706)

		Defined
	Foreign Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)
Other comprehensive income before reclassifications	(568)	—	(568)
Amounts reclassified from accumulated other comprehensive loss	—	548	548
Net current period other comprehensive (loss) income	(568)	548	(20)
Ending balance, September 30, 2021	$(6,618)	$(21,407)	$(28,025)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three and nine month periods ended September 30, 2022 and 2021:

	Amounts Reclassified from Accumulated Other Comprehensive Loss					Affected line item in the
	Three Months Ended September 30,		Nine Months Ended September 30,			statement where net
	2022	2021	2022	2021		income is presented
Amortization of defined benefit pension items
Prior service cost	$2	$(16)	$5	$(47)	(1)	Other income, net
Actuarial losses	217	263	652	788	(1)	Other income, net
Total before tax	219	247	657	741
Tax benefit	(57)	(64)	(171)	(193)
Net of tax	$162	$183	$486	$548
(1)	These amounts were included in pension expense. See Note 8 for additional details.

16.  Equity

The following table reconciles the Company’s equity for the nine months ended September 30, 2022:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)
Net earnings	—	—	4,053	—
Foreign currency translation adjustments	—	—	—	521
Pension liability adjustment, net of tax	—	—	—	154
Cash dividends declared	—	—	(2,316)	—
Stock option exercised, net of shares withheld for emloyee taxes and strike price	—	8	—	—
Share-based compensation expense	—	350	—	—
Shares purchased and retired	(75)	—	(1,722)	—
Balance, March 31, 2022	$9,634	$69,076	$147,777	$(24,119)
Net earnings	—	—	4,495	—
Foreign currency translation adjustments	—	—	—	(1,235)
Pension liability adjustment, net of tax	—	—	—	170
Cash dividends declared	—	—	(2,307)	—
Stock option exercised, net of shares withheld for emloyee taxes and strike price	15	193	—	—
Share-based compensation expense	—	468	—	—
Shares purchased and retired	(29)	—	(701)	—
Balance, June 30, 2022	$9,620	$69,737	$149,264	$(25,184)
Net earnings	—	—	10,770	—
Foreign currency translation adjustments	—	—	—	(1,684)
Pension liability adjustment, net of tax	—	—	—	162
Cash dividends declared	—	—	(2,310)	—
Stock option exercised, net of shares withheld for emloyee taxes and strike price	3	45	—	—
Issuance of restricted stock	28	(28)	—	—
Share-based compensation expense	—	339	—	—
Shares purchased and retired	(30)	—	(707)	—
Balance, September 30, 2022	$9,621	$70,093	$157,017	$(26,706)

The following table reconciles the Company’s equity for the nine months ended September 30, 2021:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)
Net earnings	—	—	1,325	—
Foreign currency translation adjustments	—	—	—	(143)
Pension liability adjustment, net of tax	—	—	—	183
Cash dividends declared	—	—	(2,336)	—
Share-based compensation expense	—	545	—	—
Shares purchased and retired	(62)	—	(1,017)	—
Balance, March 31, 2021	$9,735	$67,723	$136,927	$(27,965)
Net earnings	—	—	3,820	—
Foreign currency translation adjustments	—	—	—	176
Pension liability adjustment, net of tax	—	—	—	182
Cash dividends declared	—	—	(2,334)	—
Share-based compensation expense	—	327	—	—
Shares purchased and retired	(21)	—	(435)	—
Balance, June 30, 2021	$9,714	$68,050	$137,978	$(27,607)
Net earnings	—	—	5,069	—
Foreign currency translation adjustments	—	—	—	(601)
Pension liability adjustment, net of tax	—	—	—	183
Cash dividends declared	—	—	(2,341)	—
Issuance of restricted stock	36	(36)	—	—
Share-based compensation expense	—	338	—	—
Balance, September 30, 2021	$9,750	$68,352	$140,706	$(28,025)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “plan,” “predict,” “project,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described or implied in the forward-looking statements. Such factors include, but are not limited to, the impact of inflation generally and, specifically, increases in our costs for materials, labor and other manufacturing inputs, increased interest rates, a slow down or contraction in the overall U.S. or Australian economies, the uncertain impact of the war in Ukraine and the related economic and other sanctions imposed by the U.S. and European Union, the continuing efforts to address the COVID-19 pandemic, our ability to successfully market and sell our products in a highly competitive industry and in view of changing and unpredictable consumer trends, consumer acceptance of products and other factors affecting retail market conditions generally, our ability to successfully procure our products from independent manufacturers on a timely basis, and other factors detailed from time to time in our filings made with the Securities and Exchange Commission, including the risk factors described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year-ended December 31, 2021 filed on March 11, 2022.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake. Inventory is purchased from third-party overseas manufacturers. The majority of foreign-sourced purchases are denominated in U.S. dollars.

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, the Company’s products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our wholesale segment. Our retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees.

The Company’s “other” operations include our wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”).  However, as previously disclosed, we have closed Florsheim Europe. As a result, the 2022 operating results of the “Other” category reflect only that of Florsheim Australia. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

We experienced significant growth in our wholesale segment in the third quarter of 2022, leading us to our fourth straight quarter of record consolidated sales. Our wholesale net sales were up 63% over last year’s third quarter. Our performance resulted from the strong demand for our footwear at both the retailer and consumer levels. Our strong inventory position allowed us to fulfill demand on a timely basis in 2022, compared to the third quarter of 2021 when our shipments were constrained due to supply chain issues. In comparison to the pre-pandemic third quarter of 2019, our wholesale sales were up 20%. As a company, we achieved record profitability for the quarter.

Our legacy brands, Florsheim, Stacy Adams, and Nunn Bush, registered gains of 82%, 68%, and 50% respectively, for the quarter. Both Florsheim and Nunn Bush had significant increases over 2019, and Florsheim had its largest third quarter on record. The footwear market continues to cycle away from the in-home casual lifestyle that prevailed during the pandemic and toward more of a dress-up aesthetic. The changeover has boosted demand for work-oriented and occasion-oriented footwear resulting in strong sales across all our traditional legacy brands. We also benefitted from less competition in dress and dress-casual footwear, as certain brands pulled back from this space during the pandemic. Over the last few years, we have expanded our casual range and experimented in different categories of footwear. While we believe the market for refined footwear will remain a growth opportunity for us in the near to mid-term, we remain focused, long-term, on strengthening our casual assortment for all brands.

BOGS third quarter sales were up 52% versus 2021, and it was a record quarter for BOGS’ shipments. The outdoor business took off during the height of the pandemic, and we spent much of 2020 and 2021 navigating supply chain issues to try to meet the heightened consumer demand. In 2022, we are in a much better inventory position allowing us to deliver on our strong backlog of orders. In addition, we have expanded our BOGS sales beyond our classic styles, and have picked up market share with more casual and lifestyle products, particularly in the women’s category. As we head into the fourth quarter, it has become clear that the outdoor market is over-saturated with product, and consumer demand has softened somewhat relative to last year. We believe we are in a good position to navigate these changes, as most of our BOGS inventory is in styles that we believe will have validity well into the future.

The onboarding of the Forsake brand has been slower than anticipated due to supply chain challenges. We are in the process of introducing several new styles for Fall of 2023, and believe the brand will be well-positioned for a relaunch in the back half of next year.

Our retail sales were up 13% for the quarter, mainly driven by strong e-commerce sales. We are pleased by this solid growth, as industry statistics indicate that footwear e-commerce sales are largely flat year over year. However, our e-commerce profitability is down due to higher selling and administrative costs, primarily related to shipping and advertising. Shipping expense increases track the surge in fuel costs while the digital advertising space has become more competitive and, in some respects, less efficient with new privacy settings limiting the advertiser’s ability to target consumers effectively in comparison to prior years. As we move forward, we are focused on getting our costs in line while maintaining our growth trend.

Third quarter sales at Florsheim Australia were up 71% versus 2021 in local currency, with higher sales in both its wholesale and retail businesses. Last year, the Florsheim Australian markets were significantly impacted by COVID-19 shutdowns. With the opening of the Australian markets, both our Florsheim and BOGS businesses are exhibiting strong momentum. We expect that BOGS will have its third straight year of record sales in Australia, and it has become an important part of our business model in this market.

We are entering a period of heightened macroeconomic uncertainty. As inflation continues and the pace of consumer spending changes, the near-term outlook for the overall retail environment remains unclear. A sustained downturn in retail sales, whether because of consumer uncertainty, higher prices, increasing unemployment or otherwise, could materially and negatively impact our sales and results of operations. If we misjudge expected demand for our products, we could experience higher inventory levels which would increase our costs and reduce capital available for other purposes. We expect to monitor these macroeconomic developments closely.

Third Quarter Highlights

Consolidated net sales were a third-quarter record of $97.0 million, up 57% compared to $61.8 million in the third quarter of 2021. Consolidated gross earnings increased to 40.6% of net sales compared to 40.0% of net sales in last year’s third quarter, due mainly to higher gross margins in our wholesale segment. Quarterly operating earnings were a record $14.2 million, more than double last year’s third quarter operating earnings of $6.7 million. Quarterly net earnings were a record $10.8 million, or $1.12 per diluted share, up more than 100% from $5.1 million, or $0.52 per diluted share, last year.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2022 were a record $252.7 million, up 52% from net sales of $166.3 million in the first nine months of 2021. Consolidated gross earnings were 38.9% of net sales in the first nine months of 2022 versus 40.1% of net sales in the same period one year ago. The decrease was due to lower gross margins in our wholesale segment. Year-to-date consolidated operating earnings totaled $25.3 million in 2022, up 96% compared to $12.9 million in 2021. Our net earnings totaled $19.3 million, or $2.01 per diluted share, in the first nine months of 2022, up 89% versus $10.2 million, or $1.05 per diluted share, in the same period last year.

Last year’s first quarter results were significantly impacted by the effects of the COVID-19 pandemic. As such, comparisons of year-to-date 2022 financial performance to 2021 may have limited utility. Therefore, selected comparisons to 2019 (pre-COVID) are included. Consolidated net sales for the first nine months of 2022 exceeded 2019 levels by 16%. Our operating earnings for the nine months ended September 30, 2022 exceeded 2019 levels by 63%.

Financial Position Highlights

At September 30, 2022, our cash, short-term investments, and marketable securities totaled $18.7 million and we had $34.7 million outstanding on our $50.0 million revolving line of credit. During the first nine months of 2022, we drew $34.7 million on our line of credit and liquidated $8.1 million of investment securities. We paid $6.9 million in dividends and repurchased $3.3 million of our common stock. In addition, our operations resulted in a net $42.1 million use of cash, mainly to fund inventory purchases. We also had $1.5 million of capital expenditures during the period.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments in the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$81,637	$50,166	63%	$207,719	$125,453	66%
North American Retail	7,129	6,307	13%	22,409	18,127	24%
Other	8,205	5,325	54%	22,562	22,682	(1)%
Total	$96,971	$61,798	57%	$252,690	$166,262	52%

Earnings from Operations
North American Wholesale	$12,906	$6,027	114%	$21,939	$10,041	118%
North American Retail	825	1,401	(41)%	2,766	3,326	(17)%
Other	476	(682)	170%	598	(445)	234%
Total	$14,207	$6,746	111%	$25,303	$12,922	96%

North American Wholesale Segment

Net Sales

Net sales in our wholesale segment for the three and nine months ended September 30, 2022 and 2021, were as follows:

North American Wholesale Segment Net Sales

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2022	2021	Change	2022	2021	Change

	(Dollars in thousands)
North American Net Sales
Stacy Adams	$14,544	$8,652	68%	$47,131	$27,322	73%
Nunn Bush	13,824	9,202	50%	40,001	26,650	50%
Florsheim	24,463	13,442	82%	70,505	39,255	80%
BOGS/Rafters	27,735	18,248	52%	47,607	30,909	54%
Forsake	617	279	121%	1,191	281	324%
Total North American Wholesale	$81,183	$49,823	63%	$206,435	$124,417	66%
Licensing	454	343	32%	1,284	1,036	24%
Total North American Wholesale Segment	$81,637	$50,166	63%	$207,719	$125,453	66%

Net sales in our wholesale segment were a record $81.6 million in the third quarter of 2022. While part of the sales increase was due to strong consumer demand and higher selling prices, last year’s third quarter sales were abnormally low due to supply chain delays which caused some third quarter orders to ship in the fourth quarter. Both Florsheim and BOGS achieved record third-quarter sales this year, on top of a record first half for the two brands.

This quarter our wholesale business experienced peak demand, and our inventory levels supported record shipments. Looking forward to the fourth quarter, we anticipate that our sales will fall short of 2021 due to last year’s shift in third quarter sales to the fourth quarter, but overall, the second half of 2022 is expected to outpace the same period of 2021.

For the nine months ended September 30, 2022, wholesale net sales were up significantly over the first nine months of 2021. Last year’s first quarter sales of our legacy brands (Stacy Adams, Nunn Bush, and Florsheim) were lower than normal because the pandemic significantly impacted sales of dress and dress-casual footwear in that period. Sales of the BOGS outdoor brand, which were less affected by the pandemic, rose 54% for the year-to-date period, with sales up across all major distribution channels. Wholesale net sales for the first nine months of 2022 surpassed 2019 levels by 20%, driven by the strong consumer demand this year.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories, and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 36.3% of net sales in the third quarter of 2022 compared to 34.6% of net sales in the third quarter of 2021. Gross margins improved as a result of higher selling prices and lower inbound freight costs, as freight rates on containers coming from China declined during the quarter. While inbound freight costs currently remain above pre-pandemic levels, we are continuing to see freight costs move downward which helped to drive our increased margins for the quarter. For the nine months ended September 30, wholesale gross earnings were 33.5% of net sales in 2022 compared to 33.8% of net sales in 2021.  The decrease in gross margins for the year-to-date period was primarily due to higher inbound freight costs incurred in the first quarter.

Wholesale selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $16.7 million, or 21% of net sales, in the third quarter of 2022 compared to $11.3 million, or 23% of net sales, in the third quarter of 2021. For the nine months ended September 30, wholesale selling and administrative expenses were $47.7 million, or 23% of net sales, in 2022 versus $32.4 million, or 26% of net sales, in 2021.  Expenses were up for the quarter and year-to-date periods due largely to higher employee costs associated with our increased sales volumes this year. Additionally, last year’s third quarter and year-to-date expenses were reduced by approximately $1.9 million and $5.5 million, respectively, in government wage subsidies. Third quarter and year-to-date 2022 expenses were down relative to sales because many of our costs do not vary directly with sales.

Wholesale operating earnings rose to $12.9 million in the third quarter of 2022, up 114% from $6.0 million in last year’s third quarter, due to higher sales volumes and gross margins. For the nine months ended September 30, 2022, wholesale operating earnings were $21.9 million, up 118% over $10.0 million in the same period of 2021. The year-to-date earnings increase was primarily due to higher sales volumes, partially offset by lower gross margins.

The Company’s cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs, which are included in selling and administrative expenses).  Wholesale distribution costs were $4.1 million in the third quarter of 2022 and $3.0 million in the same period of 2021.  For the nine-month periods ended September 30, wholesale distribution costs were $11.3 million in 2022 and $7.5 million in 2021. Distribution costs were up in 2022 in line with higher sales volumes. Additionally, last year’s third quarter and year-to-date distribution costs were reduced by $513,000 and $1.5 million, respectively, in government wage subsidies. Our gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in the retail segment were a third quarter record of $7.1 million in 2022, up 13% compared to $6.3 million in the third quarter of 2021. The increase was primarily due to higher sales volumes across our major brands’ websites. Sales were also up at our four domestic brick and mortar stores.

For the nine months ended September 30, retail net sales were a record $22.4 million in 2022, up 24% from $18.1 million in 2021. The increase was due to higher sales volumes on all our brands’ websites and higher brick-and-mortar sales. Last year’s first quarter brick-and-mortar sales were down significantly as a result of the pandemic. 2022 retail net sales surpassed the 2019 level by 39%, due primarily to growth in e-commerce.

Earnings from Operations

Retail gross earnings as a percent of net sales were 66.3% and 68.4% in the third quarters of 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, retail gross earnings as a percent of net sales were flat at 66.5% in both periods.

Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, and rent and occupancy costs. Retail selling and administrative expenses were $3.9 million, or 55% of net sales, in the third quarter of 2022 versus $2.9 million, or 46% of net sales, in the third quarter of 2021. For the nine months ended September 30, retail selling and administrative expenses were $12.1 million, or 54% of net sales, in 2022 and $8.7 million, or 48% of net sales, in 2021. The increases in 2022 were mainly due to higher e-commerce expenses, primarily outbound freight and advertising.

Retail operating earnings were $825,000 for the quarter, down 41% compared to $1.4 million in last year’s third quarter. For the nine months ended September 30, retail operating earnings were $2.8 million in 2022, down 17% from $3.3 million in 2021. The decreases for the quarter and year-to-date periods were primarily due to lower earnings from our e-commerce businesses, as higher sales were offset by higher selling and administrative expenses.

Other

Our other businesses include our wholesale and retail operations of Florsheim Australia and Florsheim Europe (which closed in 2021). Other net sales for the third quarter of 2022 were $8.2 million, up 54% compared to $5.3 million in the third quarter of 2021, due to higher sales at Florsheim Australia. In local currency, Florsheim Australia’s net sales were up 71% for the quarter, due to higher sales in both its retail and wholesale businesses. Last year’s third quarter results were negatively impacted by COVID-19 related lockdowns which resulted in a large number of Florsheim Australia’s stores being closed for a majority of the quarter.

For the nine months ended September 30, 2022, other net sales were $22.6 million, down 1% compared to $22.7 million in the same period one year ago. The decrease in 2022 was due to the closing of Florsheim Europe, mostly offset by higher sales at Florsheim Australia. Florsheim Australia’s net sales for the first nine months of 2022 were up 11% compared to the same period in 2021. In local currency, Florsheim Australia’s net sales were up 19% for the year-to-date period, with sales up in both its retail and wholesale businesses. Florsheim Australia’s sales for the first nine months of 2022 rebounded to 100% of 2019 levels.

Other operating earnings recovered to $476,000 for the quarter from operating losses of $682,000 in last year’s third quarter. This increase was due to improved performance of our retail and online businesses in Australia. For the nine months ended September 30, 2022, other operating earnings totaled $598,000 compared to operating losses of $445,000 in the same period last year. The year-to-date increase was primarily due to improved performance in Australia, but also due to the shedding of losses at Florsheim Europe.

Other income and expense

Interest income was $86,000 and $186,000 for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, interest income was $266,000 in 2022 and $505,000 in 2021. The decreases in 2022 were due to less interest earned on the lower cash and investment balances this year. Interest expense increased $197,000 and $128,000 during the three and nine months ended September 30, 2022, compared to the same periods of 2021, due to the higher debt balance this year.

Other income, net, was $141,000 for the quarter compared to $76,000 in last year’s third quarter. For the year-to-date period, other income, net, totaled $316,000 in 2022 and $403,000 in 2021.

Our effective income tax rates for the three months ended September 30, 2022 and 2021 were 24.4% and 27.7%, respectively. Our effective income tax rates for the nine months ended September 30, 2022 and 2021 were 24.8% and 25.7%, respectively. The 2022 and 2021 effective tax rates differed from the federal rate of 21% primarily because of state taxes and the benefit of tax-free municipal bond income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our cash, short-term investments, short-term marketable securities, and our revolving line of credit. During the first nine months of 2022, our operations resulted in a net $42.1 million use of cash, mainly to fund inventory purchases. Our overall inventory balance was $112.0 million at September 30, 2022, up from $52.9 million at September 30, 2021. We have been building our inventories to meet the increased demand for our products. The supply chain continues to improve and delivery times have become shorter and more consistent. For Fall 2022 and Spring 2023 product, we planned our receipt of inventory to be earlier than normal to ensure on-time delivery to our customers. As we plan for Fall 2023, our lead times with manufacturing have returned closer to historical norms which will allow us to bring in product closer to the season.

During the first nine months of 2022, we liquidated $8.1 million of investment securities and drew $34.7 million on our line of credit, mainly to fund inventory purchases.

We paid dividends totaling $6.9 million in both the first nine-month periods of 2022 and 2021. On November 1, 2022, our Board of Directors declared a cash dividend of $0.24 per share to all shareholders of record on November 28, 2022, payable January 3, 2023.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first nine of 2022, we repurchased 133,526 shares for a total cost of $3.3 million. As of September 30, 2022, the Company had the authority to repurchase approximately 1.1 million shares under our previously announced stock repurchase program. This total includes the additional 1.0 million shares that were authorized for repurchase by our Board of Directors on May 3, 2022. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $1.5 million in the first nine months of 2022.  Management estimates that total capital expenditures for 2022 will be between $2.0 million and $2.5 million.

On September 28, 2022, we amended our line of credit agreement. The amendment extended the maturity of our credit facility to September 28, 2023, increased our available borrowing limit from $40.0 million to $50.0 million, and replaced the LIBOR benchmark used for determining the interest rate on outstanding advances. Under the terms of the amended credit agreement, amounts outstanding bear interest at the one-month term SOFR plus 145 basis points. The amended credit agreement is secured by a security interest in our general business assets, and contains customary representations, warranties and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At September 30, 2022, outstanding borrowings on the line of credit were approximately $34.7 million at an interest rate of 4.49%, and we were in compliance with all financial covenants.

As of September 30, 2022, approximately $3.8 million of cash and cash equivalents were held by our foreign subsidiaries.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, the Company’s stock repurchase program was established. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. This includes the additional 1.0 million shares that were authorized for repurchase on May 3, 2022. The table below presents information regarding our repurchases of our common stock in the three-month period ended September 30, 2022.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
07/01/2022 - 07/31/2022	28,793	$25.57	28,793	1,077,050
08/01/2022 - 08/31/2022	—	—	—	1,077,050
09/01/2022 - 09/30/2022	—	—	—	1,077,050
Total	28,793	25.57	28,793

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Second Amendment to Credit Agreement, dated as of September 28, 2022	Exhibit 10.9 to Form 8-K filed September 30, 2022

10.2	Second Amended and Restated Revolving Loan Note, dated September 28, 2022	Exhibit 10.10 to Form 8-K filed September 30, 2022

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 7, 2022	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer and Secretary