Form 10-K
period 2022-12-31
WEYCO GROUP INC
filed 2023-03-13
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022, or

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2022, was $145,483,000. This was based on the closing price of $24.45 per share as reported by Nasdaq on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2023, there were 9,546,327 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 2, 2023, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2022

[This page intentionally left blank.]

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements with respect to Weyco Group, Inc.’s outlook for the future. These statements represent management’s good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described in this report under Item 1A, “Risk Factors.”

PART 1

ITEM 1     BUSINESS

Weyco Group, Inc. and its subsidiaries (collectively, "we," "our," "us" and the “Company”) engage in one line of business: the design and distribution of quality and innovative footwear. We design and market footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake. Trademarks we maintain on our brands are important to our business. Our products consist primarily of mid-priced leather dress shoes, casual footwear composed of man-made materials and leather, and outdoor boots, shoes, and sandals. Our footwear is available in a broad range of sizes and widths, primarily designed to meet the needs and desires of the general American population.

On June 7, 2021, we acquired substantially all of the operating assets and certain liabilities of Forsake, Inc. Forsake joined BOGS as part of our outdoor division. Forsake designs and markets modern outdoor footwear, including hiking shoes and sneakerboots, under the brand name “Forsake.” Its products are sold primarily in outdoor specialty stores and on e-commerce websites throughout North America. See Note 3 in the Notes to Consolidated Financial Statements for more information regarding the acquisition.

We purchase finished shoes from outside suppliers, primarily located in China and India, and we have recently begun contracting with suppliers located in Cambodia, Vietnam, and the Dominican Republic as well.  Almost all of these foreign-sourced purchases are denominated in U.S. dollars. While we source from more than 60 suppliers, our two largest suppliers each accounted for more than 10% of our total inventory purchases in 2022. Costs from our suppliers have historically been relatively stable, although in recent years there have been upward cost pressures due to higher freight, labor, and material costs, as well as due to tariffs and other trade protection measures.

Our business is separated into two reportable segments – the North American wholesale segment (“Wholesale”) and the North American retail segment (“Retail”). We also have other wholesale and retail businesses overseas in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). Our overseas businesses previously included wholesale and retail businesses in Europe (“Florsheim Europe”); however, we closed Florsheim Europe in 2021. As a result, the 2022 operating results of the “other” category reflect only Florsheim Australia.

Sales in our wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 81% and 77% of total net sales in 2022 and 2021, respectively. At wholesale, our shoes are marketed by retailers throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2022 and 2021, no individual customer represented 10% or more of our total net sales. We employ traveling salespeople and independent sales representatives who sell our products to retail outlets. Shoes are shipped to these retailers primarily from our distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, focused on winter and outdoor boots, there is seasonality due to the nature of the product; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, we carry significant amounts of inventory to meet customer delivery requirements and periodically provide extended payment terms to customers.  We also have licensing agreements with third parties who sell our branded shoes outside of the United States, as well as licensing agreements with specialty shoe, apparel and accessory manufacturers in the United States.

Sales in our retail segment constituted 10% and 12% of total net sales in 2022 and 2021, respectively.  The retail segment consists of e-commerce businesses and four brick and mortar stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees.  We believe that the results of our U.S. retail segment will continue to be driven by our e-commerce businesses, as we have only a limited number of brick-and-mortar stores. We intend to continue to focus on investing in and growing our e-commerce businesses.

Sales of our other businesses constituted 9% and 11% of total net sales in 2022 and 2021, respectively. In 2022, these sales came from our wholesale and retail operations at Florsheim Australia. In 2021, these sales came from our wholesale and retail operations at Florsheim Australia and Florsheim Europe.

As of December 31, 2022, we employed 643 persons worldwide, of whom 462 were full-time employees.

Brand recognition, price, quality, and service, are all important competitive factors in the shoe industry.  We have a design department that continually reviews and updates product designs.  Compliance with environmental and other government regulations historically has not had, and is not expected to have, a material impact on our results of operations, although there can be no assurances as to the future.

We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and all amendments to those reports upon written or telephone request.  Investors can also access these reports through our website, www.weycogroup.com, as soon as reasonably practical after we file or furnish those reports to the Securities and Exchange Commission (“SEC”). The contents of our website are not incorporated by reference and are not a part of this filing.  Also available on our website are various documents relating to our corporate governance, including our Code of Business Ethics.

ITEM 1A     RISK FACTORS

There are various factors that affect or might affect our business, results of operations and financial condition, many of which are beyond our control. The following is a description of some of the material factors that could materially and adversely affect our reputation, business, results of operations and financial condition.

Risk factors related to our operations

We rely on independent foreign sources of production and the availability of leather, rubber and other raw materials; a deterioration in our relationships, or other issues with affecting, such manufacturers and/or issues with the availability of raw materials could have unfavorable effects on our business.

We purchase all our products from independent foreign manufacturers, primarily in China and India.  Although we believe that we have good working relationships with our manufacturers, we do not have long-term contracts with them. Thus, we could experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact our business, results of operations and financial condition. We can move production to different suppliers; however, the transition may not occur smoothly or quickly, which could result in us missing customer delivery date requirements and, consequently, we could lose future orders and our reputation may be harmed.

Our use of foreign sources of production results in relatively long production and delivery lead times.  Therefore, we typically forecast demand at least five months in advance.  If our forecasts are wrong or there are significant changes in demand, it would result in a loss of sales if we do not have enough product on hand or in reduced margins if we have excess inventory that needs to be sold at discounted prices.

Our ability to import products in a timely and cost-effective manner may be affected by disruptions at U.S. or foreign ports or other transportation facilities, such as those due to labor disputes and work stoppages, political unrest, trade protection measures or trade wars, severe weather (climate change may increase the frequency and severity of severe weather conditions or events), outbreaks of infectious diseases, or security requirements in the United States and other countries.  These issues could delay importation of products or require us to locate alternate ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transportation costs, which could have a material adverse impact on our overall profitability.

Our products depend on the availability of raw materials, especially leather and rubber.  Any significant shortages of quantities or increases in the cost of leather or rubber would have an adverse effect on our business and results of operations, unless we were able to pass such costs along to our customers.

Additional risks associated with foreign sourcing that could negatively impact our business include adverse changes in foreign economic conditions, import regulations, restrictions on the transfer of funds, duties, tariffs, quotas and political or labor interruptions, foreign currency fluctuations, expropriation, and nationalization. It is difficult to predict the effects of current or future tariffs and other trade barriers and disputes, and our efforts to reduce the effects of tariffs through pricing and other measures may not be effective.

A disruption in our supply chain could adversely affect its profitability.

Most of our products for North American distribution are shipped to us via ocean freight carriers to ports primarily on the west coast of North America. Our reliance on ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port congestion, severe weather conditions, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increased costs and disruption of business. In 2021, our supply chain was disrupted by congestion throughout the supply chain, domestic port and warehousing delays, and container shortages, resulting in us incurring premium freight charges on a portion of our imports. In addition to these factors, global inflation has also contributed to already higher incremental freight costs. Severe disruptions of the supply chain may force us to use more expensive methods to ship our products, and we may not be able to meet our customers’ delivery requirements which may result in the loss of sales.

Any severe and prolonged disruption to ocean freight transportation could force us to rely on alternate and more expensive transportation systems. Efficient and timely inventory deliveries and proper inventory management are important factors in our operations. Extended delays and disruptions in shipments could result in changes in the availability of inventory, increased shipping costs, or missed sales that may materially adversely impact our business and results of operations.

Loss of the services of our top executives and an inability to effectively manage leadership transitions, could adversely affect the business.

Thomas W. Florsheim, Jr., our Chairman and Chief Executive Officer, and John W. Florsheim, our President, Chief Operating Officer and Assistant Secretary, each have a strong heritage within our company and the footwear industry. They possess knowledge, relationships and reputations based on their lifetime exposure to and experience at our Company and the industry.  The unexpected loss of either one or both of our top executives could have an adverse impact on our performance. A loss of the skills, industry knowledge, contacts, and expertise of any of our senior executives could cause a setback to our operating plan and strategy.  In addition, transitions of important responsibilities to new individuals include the possibility of disruptions, which could negatively impact our business and results of operations.

We may not be able to successfully integrate new brands and businesses.

We continue to look for acquisition opportunities.  Those search efforts could be unsuccessful and costs could be incurred in any failed efforts.  Further, if and when an acquisition occurs, we cannot guarantee that we will be able to successfully integrate the brand into our current operations, or that any acquired brand would achieve results in line with our historical performance or our specific expectations for the brand.

Risk factors related to our business and industry

Decreases in disposable income and general market volatility in the U.S. and global economy may adversely affect our company.

Spending patterns in the footwear market, particularly those in the moderate-priced market in which a majority of our products compete, have historically been correlated with consumers’ disposable income.  As a result, the success of our company is affected by changes in general economic conditions, especially in the United States.  Factors affecting discretionary income for our consumers include, among others, gas and energy costs, inflation rates, employment rates, interest rates and taxation.  Additionally, changes in the economy and consumer behavior generally impact the financial strength and buying patterns of retailers, which also affects our results. Volatile, unstable, or weak economic conditions, or a worsening of conditions, could adversely affect our sales volume and overall performance.

We are subject to risks related to operating in the retail environment that could adversely impact our business.

We are subject to risks associated with doing business in the retail environment, primarily in the United States.  The U.S. retail industry has experienced a growing trend toward consolidation of large retailers. The merger of additional major retailers could result in us losing sales volume or increasing our concentration of business with a few large accounts, resulting in reduced bargaining power, which could increase pricing pressures and lower our margins.

We regularly assess our retail locations in the U.S. and overseas and have closed unprofitable retail locations and incurred costs related to such closures. Future closures could have a material adverse effect on our results.

As the popularity of online shopping for consumer goods continues to increase, our retail partners in the U.S. and abroad may experience decreased foot traffic, which could negatively impact their businesses. In addition, the COVID-19 pandemic caused a temporary decrease in foot traffic; other significant health pandemic or outbreaks of infectious diseases could also lead to a similar decrease in foot traffic. Decreases in foot traffic have, and in the future may, in turn, negatively impact our sales to those customers, and adversely affect our results of operations.

We operate in a highly competitive environment, which may result in lower prices and reduced profits.

The footwear market is extremely competitive.  We compete with numerous manufacturers, distributors and retailers of men’s, women’s and children’s shoes, some of which are larger and have substantially greater resources than we do.  We compete with these companies primarily on the basis of brand recognition, price, quality, and service, all of which are important competitive factors in the shoe industry.  Our ability to compete effectively depends upon these factors, as well as our ability to deliver new products at the best value for the consumer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail.  If we do not remain competitive, future prospects, results of operations and financial condition would decline.

Changes in fashion trends and consumer preferences could negatively impact the Company.

Our success is dependent upon our ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. For example, as a result of the COVID-19 pandemic, purchases of dress and other dress-casual footwear were negatively affected in 2020 and early 2021 as many consumers worked from home due to stay-at-home orders or otherwise, and social as well as other occasion-related events were cancelled. Failure to predict or effectively respond to trends or preferences could have an adverse impact on our sales volume and overall performance, as well as have a negative impact on our reputation.

We conduct business globally, which exposes us to the impact of foreign currency fluctuations as well as political, economic and social risks.

A portion of our revenues and expenses are denominated in currencies other than the U.S. dollar, with our primary exposures being to the Australian dollar and the Canadian dollar. We are therefore subject to foreign currency risks and foreign exchange exposure. Exchange rates can be volatile and could adversely impact our financial results.

We are exposed to other risks of doing business in foreign jurisdictions, including political, economic, or social instability, armed conflicts, acts of terrorism, civil unrest, changes in government policies and regulations, outbreaks of infectious diseases, severe weather events, natural disasters, and exposure to liabilities under anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act). We are also exposed to risks relating to U.S. policy with respect to companies doing business in foreign jurisdictions. Additional legislation or other changes in the U.S. tax laws or interpretations could increase our U.S. income tax liability and adversely affect our after-tax profitability.  Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.

In February 2022, Russia commenced military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The situation remains fluid and uncertain and it is difficult to predict the impact that the conflict and actions taken in response to it will have on our business. Our business may be impacted as a result of various factors, including inflation, increased energy prices, a slowing U.S. economy, more ocean freight disruptions, increased cyber-attacks, and reduced consumer confidence.

Risk factors related to cybersecurity

We are dependent on information and communication systems to support our business and e-commerce sales. Significant interruptions could disrupt our business and damage our reputation.

We accept and fill the majority of our larger customers’ orders through the use of Electronic Data Interchange (EDI), and we rely on our warehouse management system to efficiently process orders.  Our corporate office relies on computer systems to efficiently process and record transactions.  Significant interruptions in EDI, information and communication systems from power loss, telecommunications failure, malicious attacks, or computer system failure could significantly disrupt our business and operations, as well as damage our reputation. In addition, we sell footwear on our websites, and failures of our or other retailers’ websites could adversely affect our sales, results, and reputation.

We are subject to the risk of data loss and security breaches, particularly in our retail segment and our e-commerce businesses.

We sell footwear in our retail stores and on our websites, and therefore we and/or our third-party credit card processors must process, store, and transmit large amounts of data, including personal information of our customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of our technology and systems, could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our operating results, result in litigation or potential liability, and/or otherwise harm our business and/or reputation.  Our technology and systems, as well as those of our partners have, and in the future may, become the target of cyberattacks. To this point, we have not experienced a material breach; however, in order to address these risks, we have secured cyber insurance and use third party technology and systems to aid in safeguarding our data and systems, including, without limitation, encryption and authentication technology, content delivery to customers, back-office support, and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

Risk factors related to environmental, social, and corporate governance (“ESG”)

We may be unable to complete ESG initiatives, in whole or in part, which could lead to less opportunity for us to have ESG investors and partners and could negatively impact ESG-focused investors when evaluating the Company.

There has been increased focus on ESG matters by consumers, investors, employees, and other stakeholders, as well as by governmental and non-governmental organizations. We have undertaken, and plan to continue undertaking, ESG initiatives. Any failure by us to meet our commitments, or loss of confidence on the part of customers, investors, employees, brand partners and other stakeholders as it relates to our ESG initiatives, could negatively impact our brands, business, financial condition, and our operating results. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information.

In addition, achieving our ESG initiatives may result in increased costs in our supply chain, fulfillment, or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. In addition, standards and research regarding ESG initiatives could change and become more onerous both for the Company and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute the Company’s current claims and beliefs that it has made in reliance on current research, which could also result in costs, a decrease in revenue, changes to projections or plans, and negative market perception that could have a material adverse effect on our business and financial condition.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics considered in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with laws, and the role of the company’s board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet investors’ or society’s ESG expectations, which could have a material adverse effect on our business, financial condition and operating results.

Finally, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters.

Risk factors related to COVID-19 and other infectious diseases

The duration and scope of the impacts of the COVID-19 pandemic are uncertain and may continue to adversely affect our operations, supply chain, distribution, and demand for our products.

The COVID-19 pandemic has had, and could continue to have widespread, rapidly-evolving and unpredictable impacts on global financial markets and business practices. As conditions fluctuate, governments have responded by adjusting their restrictions and guidelines accordingly. In light of the periodic resurgence in cases and the spread of variant strains of the virus, there remains uncertainty concerning the nature and extent of the continuing impact of the COVID-19 pandemic. While the COVID-19 pandemic has subsided with the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments, the full impact of the COVID-19 pandemic on our business, financial condition, and results of operations is uncertain and will continue to depend on future developments, such as the ultimate duration and scope of the pandemic, its impact on our employees, customers and suppliers, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics and the broader implications on the macro-economic environment. We intend to continue to actively monitor the evolution of the pandemic and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

COVID-19 related factors that have impacted us, or may negatively impact, sales, gross margin and other results of operations due to a future resurgence of the pandemic include, but are not limited to: limitations on the ability of our suppliers to obtain necessary raw materials and parts to manufacture, or procure from manufacturers, the products we sell; transportation delays and other logistical challenges resulting in longer lead times; limitations on the ability of our employees to perform their work due to illness or other disruptions caused by the pandemic, including local, state, or federal orders requiring employees to remain at home; labor shortages or an increase in the cost of labor; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

As we cannot predict the duration or ultimate scope of any future resurgence of the COVID-19 pandemic, the potential negative financial impact to our results of operations cannot be reasonably estimated but could be material and last for an extended period of time.

Risks related to financing, investment, and pension matters

Volatility and uncertainty in the U.S. and global credit markets could adversely affect our business.

U.S. and global financial markets have at times been unstable and unpredictable, which has generally resulted in tightened credit markets with heightened lending standards and terms. The ultimate impact on the U.S. and global financial markets of the Russian invasion of Ukraine cannot yet be predicted, and will depend on the severity and duration of the conflict and the sanctions imposed by the U.S. and other countries. Volatility and instability in the credit markets pose various risks to us, including, among others, a negative impact on retailer and consumer confidence, limits to our customers’ access to credit markets and interference with the normal commercial relationships between us and our customers.  Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from us and the collectability of amounts owed to us, and in some cases, causes us to reduce or cease shipments to certain customers who no longer meet our credit requirements.

In addition, weak economic conditions and unstable and volatile financial markets could lead to certain of our customers experiencing cash flow problems, which may force them into higher default rates or to file for bankruptcy protection which may increase our bad debt expense or further negatively impact our business.

Interest rate volatility may increase the cost of financing.  Our U.S. dollar variable rate debt currently uses the secured overnight financing rate (“SOFR”) as a benchmark for determining interest rates. In connection with our line of credit amendment in September 2022, SOFR became the new benchmark interest rate and all London Interbank Offered Rate (“LIBOR”) provisions were replaced with SOFR provisions.

Deterioration of the municipal bond market in general or of specific municipal bonds held by the Company or our pension plan may result in a material adverse effect on our financial condition, results of operations, and liquidity.

We maintain an investment portfolio consisting primarily of investment-grade municipal bond investments. Our investment policy only permits the purchase of investment-grade securities. Our investment portfolio totaled $8.5 million as of December 31, 2022, or approximately 3% of total assets.  If the value of municipal bonds in general or any of our municipal bond holdings deteriorate, the performance of our investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

Risk factors related to our capital structure

The limited public float and trading volume for our company stock may have an adverse impact on the stock price or make it difficult to liquidate.

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family owns approximately 50% of the stock and one institutional shareholder holds a significant block. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock.  Consequently, we have a relatively small public float and low average daily trading volume, which could affect a shareholder’s ability to sell stock or the price at which it can be sold.  In addition, future sales of substantial amounts of our common stock in the public market by large shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None

ITEM 2     PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2022:

		Owned/	Square
Location	Character	Leased	Footage	% Utilized
Glendale, Wisconsin (1)	Two story office and distribution center	Owned	1,100,000	100%
Montreal, Canada (1)	Multistory office and distribution center	Owned (3)	92,800	100%
Surrey Hills, Victoria, Australia (2)	Multistory office	Leased	9,800	100%
Tottenham Victoria, Australia (2)	Single story distribution center	Leased	47,500	100%

(1)	These properties are used principally by our North American wholesale segment.
(2)	These properties are used principally by our other businesses which are not reportable segments.
(3)	We own a 50% interest in this property. See Note 10 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, we also operate offices, distribution facilities, and retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for our current operations. See Note 8 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3     LEGAL PROCEEDINGS

None

ITEM 4     MINE SAFETY DISCLOSURES

Not Applicable

INFORMATION ABOUT EXECUTIVE OFFICERS

The following individuals were executive officers of Company as of December 31, 2022:

Name	Position	Age
Thomas W. Florsheim, Jr. (1)	Chairman and Chief Executive Officer	64
John W. Florsheim (1)	President, Chief Operating Officer, and Assistant Secretary	59
Judy Anderson	Vice President, Chief Financial Officer and Secretary	55
Kate Destinon	Vice President, and President of Nunn Bush Brand	47
Jeff Douglass	Vice President, Marketing	41
Dustin Combs	Vice President, and President of BOGS and Rafters Brands	40
Brian Flannery	Vice President, and President of Stacy Adams Brand	61
Kevin Schiff	Vice President, and President of Florsheim Brand	54
George Sotiros	Vice President, Information Technology and Distribution	56
Joshua Wisenthal	Vice President, and President of Weyco Canada	40
Allison Woss	Vice President, Supply Chain	50

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

Thomas W. Florsheim, Jr. has served as Chairman and Chief Executive Officer for more than 5 years.

John W. Florsheim has served as President, Chief Operating Officer, and Assistant Secretary for more than 5 years.

Judy Anderson has served as Vice President, Chief Financial Officer, and Secretary since May 6, 2022. Prior to this role, Ms. Anderson served as Vice President of Finance and Treasurer for more than 5 years.

Kate Destinon has served as a Vice President of the Company and President of the Nunn Bush Brand since January 1, 2021. Prior to this role, Ms. Destinon served as Vice President of Nunn Bush from 2019 to 2020, and Strategic Account Analyst for the Florsheim Brand from 2015 – 2018.

Jeff Douglass has served as Vice President of Marketing for more than 5 years.

Dustin Combs has served as a Vice President of the Company and President of the BOGS and Rafters Brands for 5 years.

Brian Flannery has served as a Vice President of the Company and President of the Stacy Adams Brand for more than 5 years.

Kevin Schiff has served as a Vice President of the Company and President of the Florsheim Brand for more than 5 years.

George Sotiros has served as Vice President of Information Technology and Distribution for more than 5 years.

Joshua Wisenthal has served as a Vice President of the Company and President of Weyco Canada since January 1, 2022. Prior to this role, Mr. Wisenthal served as a Vice President of the Company and a manager of our legacy brands in Canada for more than five years.

Allison Woss has served as Vice President of Supply Chain for more than 5 years.

PART II

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our Company’s common stock are traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol “WEYS.”  There were 91 holders of record of the Company's common stock as of March 1, 2023.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. This includes the additional 1.0 million shares that were authorized for repurchase on May 3, 2022. The table below presents information regarding the repurchases of our common stock in the three-month period ended December 31, 2022.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
10/01/2022 - 10/31/2022	—	$—	—	1,077,050
11/01/2022 - 11/30/2022	14,824	$24.64	14,824	1,062,226
12/01/2022 - 12/31/2022	23,047	$24.56	23,047	1,039,179
Total	37,871	$24.47	37,871

ITEM 6     RESERVED

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We design and market quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States.  Retail sales are made directly to consumers on our websites, or by our employees.  Our “other” operations include our wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”), and Europe (“Florsheim Europe,” which closed in 2021). The majority of our operations are in the United States, and our results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position, and liquidity of our company for the two-year period ended December 31, 2022. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

KNOWN TRENDS IMPACTING OUR BUSINESS

Global supply chain disruptions and inflation impacted our operating results in 2021 and 2022. During 2021, disruptions in the supply chain affected the flow of our inventory into the U.S. due mainly to container shortages and port congestion.  In response, in 2022 we planned receipt of inventory based on the continuation of extended inventory transit times throughout the year. By the end of 2022, inventory transit times improved and supply chain issues had subsided. As a result, our inventories were at peak levels at December 31, 2022, and are expected to come down in the first half of 2023.

We incurred higher freight costs as a result of the supply chain disruptions, which negatively impacted our gross margins in 2021.  In 2022, we implemented selling price increases to address the higher costs. By the end of 2022, freight rates had come down and gross margins returned to pre-pandemic levels, due mainly to the higher selling prices this year.

The effects of continuing inflation, a potential recession, or a resurgence of the COVID-19 pandemic, on our future operating results cannot be reasonably estimated but could be material.

EXECUTIVE OVERVIEW

We experienced a record year in 2022 for our company, in both sales and earnings. Part of our strong volume this year had to do with pipeline fill, as many retailers needed to get shoes back on their shelves in the first half of the year. We also experienced strong consumer demand across our brands, especially with our more traditional footwear, which experienced a resurgence in 2022.

Our legacy brands, comprised of Florsheim, Stacy Adams and Nunn Bush, posted strong results in 2022. Florsheim’s net sales were up 43% for the full year, compared to 2021, making it a record year for the brand.  Stacy Adams and Nunn Bush net sales were up 49% and 40%, respectively, for the year. Our legacy brands benefitted from the strength of the men’s dress and refined casual business, as consumers were once again updating their wardrobes for social occasions as well as the return to the office work environment. While the dress footwear market reverted to more normalized sell-throughs late in the year, the category is healthy and we expect to see a steady performance throughout 2023.

Net sales at BOGS were up 23% for the year, leading the brand to a record year of sales. In 2022, we delivered on a strong backlog of orders as BOGS continued to broaden its mix of footwear into less seasonal lifestyle product. Late in the year, the outdoor category became oversaturated with product due to the unwinding of supply chain issues and we saw a more promotional environment along with a softness in consumer demand reflecting mild winter weather in certain parts of the U.S. and Canada.  Despite the changes in the market, we remain enthused about the overall performance of the BOGS brand. As we progress through 2023, we are mindful of the more challenging environment in the outdoor category, but are confident in our ability to navigate these changes and continue to move the brand forward and evolve its product offering.

In our Retail segment, net sales were up 16% for the year. Given the promotional environment and some of the weather challenges impacting BOGS, we were pleased with our double-digit growth for the year. We believe this reflects the strength of our e-commerce platform and the appeal of our brands. From a bottom-line perspective, the promotional environment negatively affected our gross margins and we incurred higher e-commerce expenses this year, primarily outbound freight and advertising.

Florsheim Australia’s net sales in local currency were up 22% for the year. Australia was a bright spot among our overseas businesses this year as we saw growth across retail, e-commerce, and wholesale for Florsheim, as well as increases for BOGS via wholesale and e-commerce. This resulted in greater profitability for the division. A portion of the increase was related to comparisons with pandemic-related shutdowns in 2021, but a good part of our success had to do with our management team’s strong execution in 2022, including a warehouse move and opening several new stores.

Sales and Earnings Highlights

Consolidated net sales for 2022 were a record $351.7 million, up 31% compared to $267.6 million in 2021.  Consolidated gross earnings as a percent of net sales were 41.1% and 40.1% in 2022 and 2021, respectively. Operating earnings were a record $40.4 million, up 57% over 2021 operating earnings of $25.7 million.  Net earnings were a record $29.5 million, or $3.07 per diluted share, in 2022, up 44% compared to $20.6 million, or $2.12 per diluted share, in 2021.

Financial Position Highlights

At December 31, 2022, our cash, short-term investments, and marketable securities totaled $25.5 million and we had $31.1 million outstanding on our $50.0 million revolving line of credit. During 2022, we drew $31.1 million on our line of credit and liquidated $8.0 million of investment securities. We used funds to pay $7.0 million in dividends and to repurchase $4.2 million of our stock. In addition, our operations resulted in a net $29.9 million use of cash, mainly to fund inventory purchases.  We also had $2.3 million of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments, as well as our “other” operations, in the years ended December 31, 2022 and 2021, were as follows:

	Years ended December 31,
	2022	2021	% Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$283,235	$205,386	38%
North American Retail	36,694	31,595	16%
Other	31,808	30,660	4%
Total	$351,737	$267,641	31%

Earnings from Operations
North American Wholesale	$32,641	$19,455	68%
North American Retail	6,058	6,651	(9)%
Other	1,666	(404)	NM
Total	$40,365	$25,702	57%

NM - Not meaningful

North American Wholesale Segment

Wholesale Net Sales

Net sales in our Wholesale segment for the years ended December 31, 2022 and 2021, were as follows:

	Years ended December 31,
	2022	2021	% Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$62,284	$41,750	49%
Nunn Bush	54,882	39,209	40%
Florsheim	91,682	63,980	43%
BOGS/Rafters	70,572	57,534	23%
Forsake	1,718	1,176	46%
Total North American Wholesale	$281,138	$203,649	38%
Licensing	2,097	1,737	21%
Total North American Wholesale Segment	$283,235	$205,386	38%

2022 net sales were up across our brands. While part of the increase was due to pipeline fill, sales were also up due to robust consumer demand and higher selling prices this year. Both Florsheim and BOGS achieved record annual sales in 2022. Licensing revenues consist of royalties earned on sales of branded apparel, accessories, and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Wholesale Earnings from Operations

Wholesale gross earnings as a percent of net sales were 35.6% in 2022 versus 33.8% in 2021. Gross margins returned to pre-pandemic levels as a result of selling price increases implemented to address higher costs.

Selling and administrative expenses for the wholesale segment consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $68.2 million and $49.9 million in 2022 and 2021, respectively. 2021 expenses were reduced by $5.5 million in wage subsidies received from the U.S. and Canadian governments. As a percent of net sales, wholesale selling and administrative expenses remained flat at 24% of net sales in both 2022 and 2021.  Wholesale operating earnings reached a record $32.6 million in 2022, up 68% over $19.5 million in 2021, due mainly to higher sales and gross margins this year.

Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs, which are included in selling and administrative expenses). Wholesale distribution costs were $16.0 million and $10.8 million for the years ended December 31, 2022 and 2021, respectively. Distribution costs in 2021 were reduced by $1.5 million as a result of government wage subsidies. Our gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Retail Net Sales

Net sales were a record $36.7 million in 2022, up 16% compared to $31.6 million in 2021. The increase was primarily due to higher sales across all our brands’ websites, fueled by strong consumer demand. Sales were also up for the year at our four domestic brick and mortar stores.

Retail Earnings from Operations

Retail gross earnings as a percent of net sales were 65.7% in 2022 and 66.4% in 2021. Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, and rent and occupancy costs. Retail selling and administrative expenses totaled $18.1 million in 2022, or 49% of net sales, for the year compared to $14.3 million, or 45% of net sales, in 2021. The increase was mainly due to higher e-commerce expenses, primarily outbound freight and advertising.

Other

Our other operations have historically included the wholesale and retail businesses of Florsheim Australia and Florsheim Europe, but we closed Florsheim Europe in 2021. As a result, the 2022 operating results of the “other” category reflect only that of Florsheim Australia.

Other net sales totaled $31.8 million in 2022 up 4% from $30.7 million in 2021. Sales in U.S. dollars were up $3.5 million, or 12%, at Florsheim Australia. In local currency, Florsheim Australia’s net sales were up 22% for the year, with sales up in both its retail and wholesale businesses. Last year’s sales at Florsheim Australia were negatively impacted by COVID-related lockdowns that existed throughout much of 2021. Florsheim Europe was closed and had no sales in 2022 versus $2.3 million in 2021.

Other gross earnings were 61.1% of net sales in 2022 versus 55.8% of net sales in 2021. Other operating earnings recovered to $1.7 million in 2022, up from operating losses of $404,000 in 2021. The improvement in 2022 was due to stronger performance at Florsheim Australia and the shedding of losses at Florsheim Europe.

OTHER INCOME AND EXPENSE AND TAXES

Most of our interest income is generated by investments in marketable securities and highly liquid taxable bond funds. Interest income totaled $361,000 and $641,000 in 2022 and 2021, respectively. The decrease in 2022 was primarily due to less earnings on the lower investment balances this year.  Interest expense was $710,000 in 2022 and $81,000 in 2021. The increase was due to interest incurred on the higher debt balances this year. Other (expense) income, net, totaled expense of $277,000 in 2022 versus income of $1.1 million in 2021. This year’s expense included a $894,000 pension settlement charge recorded in connection with a lump-sum benefit payment to a former executive of the Company.

Our effective tax rate was 25.7% in 2022 versus 24.8% in 2021. The current tax rate differs from the U.S. federal statutory rate of 21% due mainly to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term investments, and short-term marketable securities, which aggregated $18.4 million and $28.1 million at December 31, 2022 and 2021, respectively, and our revolving line of credit.  We used $29.9 million in cash from operations in 2022, and generated $6.4 million of cash from operations in 2021. Fluctuations in net cash from operating activities mainly resulted from changes in net earnings and operating assets and liabilities, most significantly, the year-end inventory and accounts receivable balances. Our inventory levels increased to $128.0 million at December 31, 2022 from $71.0 million at December 31, 2021. We have been building our inventories and, due to supply chain issues, we brought in much of our inventory for Spring 2023 early.  We are currently at peak inventory levels and expect levels come down as we move through the first half of 2023.  The supply chain at this point is back to normal which will make it easier for us to plan our inventory levels and bring product in closer to the season that is being targeted.

Our capital expenditures were $2.3 million and $1.0 million in 2022 and 2021, respectively. In 2023, we plan to finalize an investment in our distribution center which will enable us to process and ship more efficiently the large increase in e-commerce orders experienced over the past several years. Including these costs, we expect capital expenditures will be between $2.0 million and $4.0 million in 2023.

We paid cash dividends of $7.0 million and $9.3 million in 2022 and 2021, respectively.  The decrease in 2022 was due to a shift in timing of our quarterly dividend payment schedule; 2022 included three quarterly dividend payments, as our fourth quarter 2022 dividend was paid in early January 2023. 2021 included four quarterly dividend payments, as our fourth quarter 2021 dividend payment was paid in December 2021.

In December 2022, in accordance with the terms of our supplemental pension plan, we made a lump-sum benefit payment of $4.3 million to a former executive of the Company.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. In 2022, we purchased 171,397 shares at a total cost of $4.2 million through our share repurchase program. In 2021, we purchased 125,204 shares at a total cost of $2.5 million through our share repurchase program.  As of December 31, 2022, there were 1,039,179 authorized shares remaining under the program.

On September 28, 2022, we amended our line of credit agreement. The amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 28, 2023, increased our available borrowing limit from $40.0 million to $50.0 million, and replaced the London Interbank Offered Rate (“LIBOR”) benchmark used for determining interest rate on outstanding advances. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 145 basis points. The Amended Credit Agreement is secured by a security interest in our general business assets, and contains customary representations, warranties and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At December 31, 2022, outstanding borrowings on the line of credit were approximately $31.1 million at an interest rate of 5.77%, and we were in compliance with all financial covenants. At December 31, 2021, there were no amounts outstanding on our line of credit.

As of December 31, 2022, approximately $4.7 million of cash and cash equivalents was held by our foreign subsidiaries.

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

Off-Balance Sheet Arrangements

We do not utilize any special purpose entities or other off-balance sheet arrangements.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements.  As disclosed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The following policies are considered by management to be the most critical in understanding the significant accounting estimates inherent in the preparation of our consolidated financial statements and the uncertainties that could impact our results of operations, financial position and cash flows.

Sales Returns, Sales Allowances and Doubtful Accounts

We record reserves and allowances (“reserves”) for sales returns, sales allowances and discounts, cooperative advertising, and accounts receivable balances that we believe will ultimately not be collected. The reserves are based on such factors as specific customer situations, historical experience, a review of the current aging status of customer receivables and current and expected economic conditions. The reserve for doubtful accounts includes a specific reserve for accounts identified as potentially uncollectible, plus an additional reserve for the balance of accounts, determined based on historical trends. We evaluate the reserves and the estimation process and adjust when appropriate.  Apart from unprecedented write-offs that occurred during the COVID-19 pandemic, our historical write-offs against the reserves have been within our expectations. Future changes in reserves may be required if actual returns, discounts and bad debt activity varies from the original estimates.  These changes could impact our results of operations, financial position, and cash flows.

Pension Plan Accounting

Our pension expense (benefit) and corresponding obligation are determined on an actuarial basis and require certain actuarial assumptions.  We believe the two most critical of these assumptions are the discount rate and the expected rate of return on plan assets.  We evaluate actuarial assumptions annually on the measurement date (December 31) and make modifications based on such factors as market interest rates and historical asset performance.  Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Discount Rate – Pension expense and projected benefit obligation both increase as the discount rate is reduced.  See Note 13 of the Notes to Consolidated Financial Statements for discount rates used in determining pension expense for the years ended December 31, 2022 and 2021, and the funded status of the plans at December 31, 2022 and 2021.  We use the spot-rate approach to determine the service and interest cost components of pension expense. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. A 0.5% decrease in the discount rate would have a nominal impact on annual pension expense, and would increase the projected benefit obligation by approximately $2.9 million.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases.  In estimating the expected return on plan assets, we consider the historical returns on plan assets and future expectations of asset returns.  We utilized an expected rate of return on plan assets of 6.75% and 7.00% for 2022 and 2021, respectively. This rate was based on our Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash:  0% - 20%.  A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $172,000.

Our unfunded benefit obligation was $16.1 million and $28.3 million at December 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on the assessment, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2022 as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders, Audit Committee and the Board of Directors of Weyco Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

Critical audit matter are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2015.

Milwaukee, Wisconsin

March 13, 2023

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2022 and 2021

	2022	2021

	(In thousands, except per share amounts)

Net sales	$351,737	$267,641
Cost of sales	207,344	160,194
Gross earnings	144,393	107,447

Selling and administrative expenses	104,028	81,745
Earnings from operations	40,365	25,702

Interest income	361	641
Interest expense	(710)	(81)
Other (expense) income, net	(277)	1,083

Earnings before provision for income taxes	39,739	27,345

Provision for income taxes	10,199	6,790

Net earnings	$29,540	$20,555

Basic earnings per share	$3.09	$2.13
Diluted earnings per share	$3.07	$2.12

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2022 and 2021

	2022	2021

	(Dollars in thousands)

Net earnings	$29,540	$20,555

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,813)	(733)
Pension liability adjustments	6,414	3,944
Other comprehensive income	4,601	3,211

Comprehensive income	$34,141	$23,766

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 2022 and 2021

	2022	2021

	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$16,876	$19,711
Investments, at fair value	107	8,122
Marketable securities, at amortized cost	1,385	219
Accounts receivable, less allowances of $2,110 and $2,067, respectively	53,298	53,287
Income tax receivable	945	495
Inventories	127,976	71,026
Prepaid expenses and other current assets	5,870	4,317
Total current assets	206,457	157,177

Marketable securities, at amortized cost	7,123	9,996
Deferred income tax benefits	1,038	1,063
Property, plant and equipment, net	28,812	29,202
Operating lease right-of-use assets	13,428	9,543
Goodwill	12,317	12,317
Trademarks	33,618	34,768
Other assets	23,827	23,601
Total assets	$326,620	$277,667

LIABILITIES AND EQUITY:
Short-term borrowings	$31,136	$—
Accounts payable	14,946	19,234
Dividend payable	2,290	—
Operating lease liabilities	4,026	3,593
Accrued liabilities:
Accrued compensation and employee benefits	6,680	5,948
Sales and advertising allowances	2,254	1,934
Taxes other than income taxes	1,025	991
Other	5,178	2,808
Total current liabilities	67,535	34,508

Deferred income tax liabilities	8,530	5,026
Long-term pension liability	15,523	27,776
Operating lease liabilities	10,661	7,520
Other long-term liabilities	466	1,442
Total liabilities	102,715	76,272

Commitments and contingencies (Note 16)

Common stock, $1.00 par value, authorized 24,000,000 shares in 2022 and 2021, issued and outstanding 9,584,316 shares in 2022 and 9,708,730 shares in 2021	9,584	9,709
Capital in excess of par value	70,475	68,718
Reinvested earnings	164,039	147,762
Accumulated other comprehensive loss	(20,193)	(24,794)
Total equity	223,905	201,395
Total liabilities and equity	$326,620	$277,667

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2022 and 2021

(In thousands, except per share amounts)

	Common	Capital in Excess	Reinvested	Accumulated Other
	Stock	of Par Value	Earnings	Comprehensive Loss
Balance, December 31, 2020	$9,797	$67,178	$138,955	$(28,005)
Net earnings	—	—	20,555	—
Foreign currency translation adjustments	—	—	—	(733)
Pension liability adjustment (net of tax of $1,387)	—	—	—	3,944
Cash dividends declared ($0.96 per share)	—	—	(9,348)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	1	1	—	—
Issuance of restricted stock	36	(36)	—	—
Share-based compensation expense	—	1,575	—	—
Shares purchased and retired	(125)	—	(2,400)	—
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)
Net earnings	—	—	29,540	—
Foreign currency translation adjustments	—	—	—	(1,813)
Pension liability adjustment (net of tax of $2,254)	—	—	—	6,414
Cash dividends declared ($0.96 per share)	—	—	(9,240)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	19	262	—	—
Issuance of restricted stock	28	(28)	—	—
Share-based compensation expense	—	1,523	—	—
Shares purchased and retired	(172)	—	(4,023)	—
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

	2022	2021

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$29,540	$20,555
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities -
Depreciation	2,485	2,490
Amortization	282	307
Bad debt expense	151	198
Deferred income taxes	1,297	910
Net foreign currency transaction losses (gains)	43	(233)
Share-based compensation expense	1,523	1,575
Pension settlement charge	894	—
Pension expense (benefit)	178	(26)
Impairment of long-lived assets	—	1,131
Impairment of trademark	1,150	—
Loss on disposal of fixed assets	117	44
Gain from fair value measurement of contingent consideration	(857)	—
Increase in cash surrender value of life insurance	(690)	(636)
Changes in operating assets and liabilities, net of effects from acquisition
Accounts receivable	(282)	(18,717)
Inventories	(56,963)	(11,349)
Prepaid expenses and other assets	(1,429)	71
Accounts payable	(4,293)	10,755
Accrued liabilities and other	(2,553)	(1,567)
Accrued income taxes	(497)	884
Net cash (used for) provided by operating activities	(29,904)	6,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	—	(2,550)
Proceeds from maturities of marketable securities	1,719	4,791
Purchases of investment securities	—	(35,000)
Proceeds from sale of investment securities	8,049	26,878
Life insurance premiums paid	—	(111)
Purchases of property, plant and equipment	(2,342)	(1,007)
Net cash provided by (used for) investing activities	7,426	(6,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,951)	(9,345)
Shares purchased and retired	(4,195)	(2,525)
Net proceeds from stock options exercised	293	2
Taxes paid related to the net share settlement of equity awards	(12)	—
Proceeds from bank borrowings	120,608	—
Repayments of bank borrowings	(89,472)	—
Net cash provided by (used for) financing activities	20,271	(11,868)

Effect of exchange rate changes on cash and cash equivalents	(628)	(290)

Net decrease in cash and cash equivalents	$(2,835)	$(12,765)

CASH AND CASH EQUIVALENTS at beginning of year	19,711	32,476

CASH AND CASH EQUIVALENTS at end of year	$16,876	$19,711

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$9,441	$5,806
Interest paid	$710	$80

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

1. NATURE OF OPERATIONS

Weyco Group, Inc. (“we,” “our,” “us” and the “Company”) designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  We also have licensing agreements with third parties who sell our branded apparel, accessories and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our wholesale segment. Our retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees. Our “other” operations include our wholesale and retail businesses in Australia, South Africa, Asia Pacific (collectively, “Florsheim Australia”) and Europe (“Florsheim Europe”). However, as previously disclosed, we closed Florsheim Europe in 2021. As a result, the 2022 operating results of the “other” category reflect only that of Florsheim Australia. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include all of our majority-owned subsidiaries after elimination of intercompany accounts and transactions.

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

Cash and Cash Equivalents - We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2022 and 2021, our cash and cash equivalents included investments in U.S. treasury bills, money market accounts, and/or cash deposits at various banks. While we periodically have cash balances in excess of insured amounts, we have not experienced any losses on deposits in excess of insured amounts.

Investments - At December 31, 2022, we held investments in highly liquid taxable bond funds. We classify these investments as trading securities and report them at fair value. We also invest in marketable securities. All of our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity. See Note 5.

Accounts Receivable – Trade accounts receivable arise from the sale of products on unsecured trade credit terms. On a quarterly basis, we review all significant accounts with past due balances, as well as the collectability of other outstanding trade accounts receivable for possible write-off. It is our policy to write-off accounts receivable against the allowance account when receivables are deemed to be uncollectible. The allowance for doubtful accounts reflects our best estimate of probable losses in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience and other evidence currently available.

Inventories - The majority of inventories are determined on a last-in, first-out (“LIFO”) basis. LIFO inventory is valued at the lower of cost or market. All other inventories are determined on a first-in, first-out basis (“FIFO”) basis, and are valued at the lower of cost or net realizable value. Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs. We generally take title of product at the time of shipping. See Note 6.

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

Impairment of Long-Lived Assets - Property, plant, equipment and operating lease right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the asset. In 2022, there were no impairment losses recorded on our long-lived assets. In 2021, we recorded a $1.1 million impairment charge to write-off certain assets in connection with the closing of Florsheim Europe. This charge was recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

Leases - We lease retail shoe stores, as well as several office and distribution facilities worldwide. We determine whether an arrangement is or contains a lease at contract inception. All of our leases are classified as operating leases, which are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. We have no finance leases.

ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at the commencement date for leases exceeding 12 months. Minimum lease payments include only the fixed lease component of the agreement, as well as any variable rate payments that depend on an index, initially measured using the index at the lease commencement date. Lease terms may include options to renew when it is reasonably certain that we will exercise that option.

As our leases generally do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of lease payments.  The incremental borrowing rate was a hypothetical rate based on an understanding of what we could borrow from a third-party lender, on a collateralized basis, over a similar term, and in an amount that approximates the value of our future lease payments. We used a portfolio approach and applied a single discount rate to all of our leases.

Operating lease costs are recognized on a straight-line basis over the lease term and are included in selling and administrative expenses. Variable lease payments that do not depend on a rate or index, payments associated with non-lease components, and short-term rentals (leases with terms less than 12 months) are expensed as incurred. See Note 8.

Goodwill - Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from a business acquisition. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. Our goodwill primarily resulted from the 2011 acquisition of the BOGS and Rafters brands, and, to a lesser extent, the 2021 acquisition of the Forsake brand. See Note 9.

Intangible Assets (excluding Goodwill) - Other intangible assets consist of customer relationships and trademarks. Customer relationships are amortized over their estimated useful lives. Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. During 2022, we recorded a $1.2 million impairment charge to write-down the carrying value of the Forsake trademark. This charge was recorded within selling and administrative expense in the Consolidated Statements of Earnings. See Note 9.

Life Insurance – Life insurance policies are recorded at the amount that could be realized under the insurance contracts as of the balance sheet date. These assets are included within other assets in the Consolidated Balance Sheets. See Note 10.

Income Taxes - Deferred income taxes are provided on temporary differences arising from differences in the bases of assets and liabilities for income tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted income tax rates in effect. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date. We record interest and penalties associated with unrecognized tax benefits within interest expense and provision for income taxes, respectively. See Note 15.

Revenue Recognition – Our revenue contracts represent a single performance obligation to sell our products to our customers. Sales are recorded at the time control of the product is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for our products.  Wholesale revenue is generally recognized upon shipment of the product, as that is when the customer obtains control of the promised goods. Shipping and handling activities that occur after control of the product transfers to the customer are treated as fulfillment activities, not as a separate performance obligation. Retail revenue is generated primarily from the sale of footwear to customers through our websites and at retail locations.  For sales made through our websites, revenue is recognized upon shipment to the customer.  For in-store sales, we recognize revenue at the point of sale. Sales taxes collected from website or retail sales are excluded from our reported net sales. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $2.1 million in 2022 and $1.7 million in 2021.

All revenue is recorded net of estimated allowances for returns and discounts; these revenue offsets are accrued for at the time of sale. Our estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. We evaluate the reserves and the estimation process and adjust when appropriate.

Generally, payments from customers are received within 90 days following the sale. Our contracts with customers do not have significant financing components or significant prepayments terms, and there is no non-cash consideration. We do not have unbilled revenue, and there are no contract assets and liabilities.

Shipping and Handling Fees - We classify shipping and handling fees billed to customers as sales. Shipping and handling expenses incurred by the Company are included in selling and administrative expenses in the Consolidated Statements of Earnings. See “Selling and Administrative Expenses” below.

Cost of Sales - Our cost of sales includes the cost of products and inbound freight and duty costs.

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs), rent and depreciation. Consolidated distribution costs were $22.8 million in 2022 and $15.5 million in 2021.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were  $13.4 million and $9.7 million in 2022 and 2021, respectively. Advertising expenses are primarily included in selling and administrative expenses.

Foreign Currency Translations - We account for currency translations in accordance with ASC 830, Foreign Currency Matters. Our non-U.S. subsidiaries’ local currencies are the functional currencies under which the balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year-end and income and expense accounts are translated at the weighted average rates of exchange in effect during the year. Translation adjustments resulting from this process are recognized as a separate component of accumulated other comprehensive loss, which is a component of equity.

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other (expense) income, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains and losses were not material to our financial statements in 2022 and 2021.

Financial Instruments – Our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.1 million U.S. dollars at a price of approximately $1.5 million Australian dollars.  These contracts expire in 2023.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in our net sales or cost of sales. In 2022 and 2021, realized gains and losses on foreign exchange contracts were not material to our financial statements.

Earnings Per Share - Basic earnings per share excludes any dilutive effects of restricted stock and options to purchase common stock. Diluted earnings per share includes any dilutive effects of restricted stock and options to purchase common stock. See Note 18.

Comprehensive Income – Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. See Note 14 for more details regarding changes in accumulated other comprehensive loss.

Share-Based Compensation - At December 31, 2022, we had two share-based employee compensation plans, which are described more fully in Note 20. We account for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation. Our policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. We estimate the fair value of each restricted stock award based on the fair market value of our Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk – There was one individual customer accounts receivable balance outstanding that represented approximately 13% of our gross accounts receivable balance at December 31, 2022 and 2021. There were no individual customers with sales above 10% of our total sales in 2022 and 2021.

New Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments, based on historical experience, current conditions, and reasonable forecasts, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to reinvested earnings in the period of adoption. We adopted this standard in first quarter of 2023. The adoption of this standard did not have a material impact our consolidated financial statements or related disclosures.

On January 1, 2021, we adopted ASU 2019-12 Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

3. ACQUISITION

On June 7, 2021, we acquired substantially all operating assets and certain liabilities of Forsake, Inc. (“Forsake”) a distributor of outdoor footwear, under the brand name “Forsake.” The principal assets acquired were inventory, accounts receivable, and intellectual property, including the Forsake brand name. The aggregate purchase price was approximately $2.6 million, plus contingent payments. At the acquisition date, our estimate of the fair value of the contingent payments was approximately $1.3 million in total. For more information regarding the contingent payments, including an estimate of the fair value as of December 31, 2022, see Note 12.

The fair values assigned to the assets acquired and liabilities assumed were:

(Dollars in thousands)
Accounts receivable, net	$143
Inventories	619
Prepaid expenses and other current assets	72
Property, plant and equipment, net	17
Goodwill	1,205
Trademark	1,900
Accrued liabilities	(48)
$3,908

We recorded $3.1 million of intangible assets, including $1.2 million of goodwill, which was allocated to the wholesale and retail segments as of the acquisition date. Goodwill reflects the excess purchase price over the fair value of net assets. All of this goodwill is deductible for tax purposes. The trademark is not amortized, but instead tested for impairment on an annual basis and more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. For more information regarding the intangible assets acquired, including an estimate of the fair value of the Forsake trademark as of December 31, 2022, see Note 9.

The accompanying consolidated financial statements include the results of Forsake from the date of acquisition through December 31, 2022. For the year ended December 31, 2022, Forsake's net sales totaled approximately $2.9 million, of which $1.7 million was recognized in the wholesale segment and $1.2 million was recognized in the retail segment. From June 7, 2021 (the date of acquisition) to December 31, 2021, Forsake's net sales totaled $2.1 million, of which $1.2 million was recognized in the wholesale segment and $0.9 million was recognized in the retail segment. Pro forma financial information is not presented as the effects of this acquisition are not material to our results of operations or financial position.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes the following three-level hierarchy for fair value measurements based upon the sources of data and assumptions used to develop the fair value measurements:

●	Level 1 - unadjusted quoted market prices in active markets for identical assets or liabilities that are publicly accessible.
●	Level 2 - quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
●	Level 3 - unobservable inputs that reflect our assumptions, consistent with reasonably available assumptions made by other market participants.

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

5. INVESTMENTS

Investments, at fair value

At December 31, 2022 and 2021, we had $0.1 million and $8.1 million, respectively, of cash invested in highly liquid taxable bond funds. We classify these investments as trading securities and report them at fair value. There were no significant unrealized gains or losses on these investments in 2022 and 2021. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a Level 1 valuation as defined by ASC 820.

Marketable securities, at amortized cost

We also invest in marketable securities. Our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of our marketable securities as of December 31, 2022 and 2021. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2022		2021
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$1,385	$1,381	$219	$223
Due from one through five years	3,977	3,950	6,503	6,805
Due from six through ten years	2,347	2,455	2,479	2,790
Due from eleven through twenty years	799	773	1,014	1,102
Total	$8,508	$8,559	$10,215	$10,920

The unrealized gains and losses on marketable securities at December 31, 2022 and 2021 were as follows:

	2022		2021
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(Dollars in thousands)
Marketable securities	$145	$(94)	$705	$—

At each reporting date, we review our investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, we consider all available evidence, including our overall financial condition, the severity and duration of the decline in fair value, and our intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, we record a reduction in the carrying value to the estimated fair value. We reviewed our portfolio of investments as of December 31, 2022 and 2021 and determined that no other-than-temporary market value impairment exists.

6. INVENTORIES

At December 31, 2022 and 2021, inventories consisted of:

	2022	2021

	(Dollars in thousands)
Finished shoes	$151,370	$99,244
LIFO reserve	(23,394)	(28,218)
Total inventories	$127,976	$71,026

Finished shoes included inventory in-transit of $33.2 million and $52.6 million at December 31, 2022 and 2021, respectively. At December 31, 2022, approximately 94% of our inventories were valued by the LIFO method of accounting while approximately 6% were valued by the FIFO method of accounting. At December 31, 2021, approximately 90% of our inventories were valued by the LIFO method of accounting while approximately 10% were valued by the FIFO method of accounting.

During 2022, there were no liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2022 purchases. During 2021, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2021 purchases; the effect of the liquidations decreased cost of sales by $181,000.

7. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2022 and 2021, property, plant and equipment consisted of:

	2022	2021

	(Dollars in thousands)
Land and land improvements	$3,843	$3,793
Buildings and improvements	32,204	32,191
Machinery and equipment	36,820	36,031
Retail fixtures and leasehold improvements	4,623	3,732
Construction in progress	322	701
Property, plant and equipment	77,812	76,448
Less: Accumulated depreciation	(49,000)	(47,246)
Property, plant and equipment, net	$28,812	$29,202

8. LEASES

We lease retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2023 and 2029.  Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our operating lease costs were as follows:

	Twelve Months Ended December 31,
	2022	2021

	(Dollars in thousands)
Operating lease costs	$5,233	$5,045
Variable lease costs (1)	1	82
Total lease costs	$5,234	$5,127

(1)	Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of December 31, 2022:

Operating Leases
(Dollars in thousands)
2023	$4,320
2024	3,544
2025	2,760
2026	2,352
2027	1,272
Thereafter	1,020
Total lease payments	15,268
Less imputed interest	(581)
Present value of lease liabilities	$14,687

The operating lease liabilities were classified in the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Operating lease liabilities - current	$4,026	$3,593
Operating lease liabilities - non-current	10,661	7,520
Total	$14,687	$11,113

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.25%.  As of December 31, 2022, our leases had a weighted-average remaining lease term of 4.3 years.

Supplemental cash flow information related to our operating leases is as follows:

	Twelve Months Ended December 31,
	2022	2021

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,732	$4,888
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$7,941	$5,334

9. INTANGIBLE ASSETS

Our indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,317	$12,317
Trademarks	33,618	34,768
Total	$45,935	$47,085

We evaluate goodwill for impairment annually as of December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. In 2022 and 2021, we completed a qualitative assessment noting no indicators of impairment. Accordingly, we did not record goodwill impairment charges for any of our reporting units in 2022 or 2021.

During 2022, we wrote-down the Forsake contingent consideration liability (see Note 12). We determined that the circumstances surrounding this write-down constituted a triggering event such that impairment assessments were performed for the Forsake trademark during the third and fourth quarters of 2022. The impairment assessments indicated that the carrying value of the Forsake trademark exceeded its fair value, primarily due to decreases in Forsake's sales projections. Accordingly, we wrote down the carrying value of the Forsake trademark from its original value of $1.9 million to its estimated fair value of $750,000 as of December 31, 2022. The related impairment charges, totaling $1.2 million in 2022, were recorded within selling and administrative expenses in the Consolidated Statements of Earnings. In evaluating our other trademarks, we completed qualitative assessments as of December 31, 2022 and 2021 noting no indicators of impairment. Therefore, no impairment charges were recorded on our other trademarks in 2022 and 2021.

Our amortizable intangible assets, which were included within other assets in the Consolidated Balance Sheets, consisted of the following:

		December 31, 2022			December 31, 2021
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,761)	$739	$3,500	$(2,528)	$972
Total amortizable intangible assets		$3,500	$(2,761)	$739	$3,500	$(2,528)	$972

Amortization expense related to the intangible assets was $233,000 in both 2022 and 2021. Excluding the impact of any future acquisitions, we anticipate future amortization expense will be $233,000 in each of the years 2023 through 2025, and $40,000 in 2026.

10. OTHER ASSETS

Other assets included the following amounts at December 31, 2022 and 2021:

	2022	2021

	(Dollars in thousands)
Cash surrender value of life insurance	$19,884	$19,194
Amortizable intangible assets, net (See Note 9)	739	972
Investment in real estate	1,926	2,118
Other	1,278	1,317
Total other assets	$23,827	$23,601

We have five life insurance policies on current and former executives. Upon death of the insured executives, the approximate benefit we would receive is $21.3 million in aggregate as of December 31, 2022.

On May 1, 2013, we purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The building, which is classified as an investment in real estate in the above table, serves as our Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments – Equity Method and Joint Ventures, and continues to be accounted for under the equity method of accounting.

11. SHORT-TERM BORROWINGS

On September 28, 2022, we amended our line of credit agreement. The amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 28, 2023, increased our available borrowing limit from $40.0 million to $50.0 million, and replaced the London Interbank Offered Rate (“LIBOR”) benchmark used for determining interest rate on outstanding advances. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 145 basis points. The Amended Credit Agreement is secured by a security interest in our general business assets, and contains customary representations, warranties and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At December 31, 2022, outstanding borrowings on the line of credit were approximately $31.1 million at an interest rate of 5.77%, and we were in compliance with all financial covenants. At December 31, 2021, there were no amounts outstanding on our line of credit.

12. CONTINGENT CONSIDERATION

As disclosed in Note 3, there was an earn-out component of the Forsake purchase price, in which contingent payments were to be paid to the former owners of Forsake annually, over a period of five years, if certain performance thresholds were met. At the acquisition date, our estimate of the fair value of the contingent consideration was approximately $1.3 million in total. This estimate was based on Forsake achieving certain levels of gross margins dollars during a five-year earnout period: August 1, 2021 to July 31, 2026.

We remeasured the contingent consideration quarterly and concluded in the third quarter of 2022 that the gross margin thresholds for the first earn out period were not met. We also reduced our sales projections for the brand in the fourth quarter of 2022. The net gains from the revaluation of contingent consideration from approximately $1.3 million to $500,000 totaled $857,000 in 2022. These gains were recorded within selling and administrative expenses in the Consolidated Statements of Earnings. Subsequent to December 31, 2022, we reached an agreement with the former owners of Forsake to settle the contingent consideration liability, which was paid in early 2023.

13. EMPLOYEE RETIREMENT PLANS

We have a defined benefit pension plan which was frozen effective December 31, 2016. No benefits have been accrued under the plan subsequent to that date. We also have an unfunded supplemental pension plan for key executives.  Retirement benefits are provided based on employees’ years of credited service and average earnings or stated amounts for years of service.  Normal retirement age is 65 with provisions for earlier retirement. The plan also has provisions for disability and death benefits.

Our funding policy for the defined benefit pension plan is to make contributions to the plan such that all employees’ benefits will be fully provided by the time they retire.  Plan assets are stated at fair value and consist primarily of equity securities and fixed income securities, mainly U.S. government and corporate obligations.

We follow ASC 715, Compensation – Retirement Benefits, which requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in their statements of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income.  In addition, ASC 715 requires employers to measure the funded status of their plans as of the date of their year-end statements of financial position.  ASC 715 also requires additional disclosures regarding amounts included in accumulated other comprehensive loss.

Our pension plan’s weighted average asset allocation at December 31, 2022 and 2021, by asset category, was as follows:

	Plan Assets at December 31,
	2022	2021
Asset Category:
Equity Securities	57%	60%
Fixed Income Securities	31%	30%
Other	12%	10%
Total	100%	100%

We have a Retirement Plan Committee, consisting of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, to manage the operations and administration of all benefit plans and related trusts. The committee has an investment policy for the pension plan assets that establishes target asset allocation ranges for the above listed asset classes as follows: equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash: 0% - 20%. On a semi-annual basis, the committee reviews progress towards achieving the pension plan’s performance objectives.

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This resulted in the selection of 6.75% and 7.00% as the long-term rate of return on assets assumptions for 2022 and 2021, respectively.

The following discount rates were used to determine the funded status of the pension plans as of December 31, 2022 and 2021:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2022	2021	2022	2021
Discount rate for determining funded status	5.41%	2.83%	5.44%	2.86%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2022 and 2021:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2022	2021	2022	2021

	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$52,507	$56,026	$20,343	$21,125
Service cost	445	382	—	—
Interest cost	1,243	1,047	511	440
Plan settlement	—	—	(4,276)	—
Actuarial gain	(12,028)	(2,366)	(3,864)	(840)
Benefits paid	(2,558)	(2,582)	(342)	(382)
Projected benefit obligation, end of year	$39,609	$52,507	$12,372	$20,343

Change in plan assets
Fair value of plan assets, beginning of year	$44,582	$43,144	$—	$—
Actual return on plan assets	(5,652)	4,402	—	—
Administrative expenses	(445)	(382)	—	—
Contributions	—	—	4,618	382
Plan settlement	—	—	(4,276)	—
Benefits paid	(2,558)	(2,582)	(342)	(382)
Fair value of plan assets, end of year	$35,927	$44,582	$—	$—
Funded status of plan	$(3,682)	$(7,925)	$(12,372)	$(20,343)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities - other	$—	$—	$(531)	$(492)
Long-term pension liability	(3,682)	(7,925)	(11,841)	(19,851)
Net amount recognized	$(3,682)	$(7,925)	$(12,372)	$(20,343)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $3,382, $4,331, $672, and $1,976, respectively	$9,629	$12,328	$1,914	$5,624
Prior service cost net of income tax benefit of $0, $0, $19 and $20, respectively	—	—	54	59
Net amount recognized	$9,629	$12,328	$1,968	$5,683

As noted above, benefit accruals under the pension plan were frozen, effective December 31, 2016. Therefore, the accumulated benefit obligation of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ projected benefit obligations, as shown in the above table, at December 31, 2022 and 2021.

The decrease in the plans’ projected benefit obligations in 2022 was primarily due to an increase in the discount rates. The projected benefit obligation of the supplemental pension plan was also impacted by a partial plan settlement that occurred during the year as a result of a lump-sum benefit payment, as described below.

In December 2022, in accordance with the terms of the supplemental pension plan, we made a lump-sum benefit payment of $4.3 million to a former executive of the Company using cash on hand. As total benefit payments during the year ended December 31, 2022 exceeded the sum of the service and interest cost, we were required to remeasure the liabilities of the plans and recognize a pension settlement charge of $894,000, in accordance with ASC 715. This charge was recorded within “other (expense) income, net” in the Consolidated Statements of Earnings.

Assumptions used in determining pension expense for the years ended December 31, 2022 and 2021 were:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2022	2021	2022	2021
Discount rate for projected benefit obligation	2.83%	2.47%	2.86%	2.51%
Discount rate for determining interest cost	2.39%	1.91%	2.54%	2.10%
Long-term rate of return on plan assets	6.75%	7.00%	—	—

The components of pension expense (benefit) for the years ended December 31, 2022 and 2021, were:

	2022	2021

	(Dollars in thousands)
Service cost	$445	$382
Interest cost	1,754	1,487
Expected return on plan assets	(2,896)	(2,907)
Pension settlement charge	894	—
Net amortization and deferral	875	1,012
Pension expense (benefit)	$1,072	$(26)

The components of pension expense (benefit) other than the service cost component were included in “other (expense) income, net” in the Consolidated Statements of Earnings. The increase in expense in 2022 was primarily due to the pension settlement charge of $894,000, as described above.

It is our intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in our defined benefit retirement plan in future years.  At this time, we expect that any cash contributions necessary to satisfy these requirements in 2023 would not be material.

Projected benefit payments for the plans at December 31, 2022, were estimated as follows:

	Defined Benefit	Supplemental
	Pension Plan	Pension Plan

	(Dollars in thousands)
2023	$2,996	$531
2024	$2,999	$601
2025	$2,979	$724
2026	$2,967	$782
2027	$3,005	$837
2028 - 2032	$14,425	$5,024

The following table summarizes the fair value of pension plan assets at December 31, 2022, by asset category within the fair value hierarchy (for further level information, see Note 4):

	December 31, 2022
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$14,170	$1,567	$—	$15,737
Preferred stocks	235	3	—	238
Exchange traded funds	4,656	—	—	4,656
Corporate obligations	—	4,778	—	4,778
State and municipal obligations	—	250	—	250
Pooled fixed income funds	5,541	—	—	5,541
U.S. government securities	—	158	—	158
Cash and cash equivalents	4,488	—	—	4,488
Subtotal	$29,090	$6,756	$—	$35,846
Other assets (1)				81
Total				$35,927

(1) This category represents trust receivables that are not leveled.

The following table summarizes the fair value of pension plan assets at December 31, 2021, by asset category within the fair value hierarchy (for further level information, see Note 4):

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

(1) This category represents trust receivables that are not leveled.

We also have a defined contribution plan covering substantially all employees. We contributed $1.0 million and $850,000 to this plan in 2022 and 2021, respectively.

14. COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss as recorded in the Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2022	2021

	(Dollars in thousands)
Foreign currency translation adjustments	$(8,596)	$(6,783)
Pension liability, net of tax	(11,597)	(18,011)
Total accumulated other comprehensive loss	$(20,193)	$(24,794)

The following table shows changes in accumulated other comprehensive loss during the years ended December 31, 2022 and 2021 (dollars in thousands):

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Balance, December 31, 2020	$(6,050)	$(21,955)	$(28,005)
Other comprehensive (loss) income before reclassifications	(733)	3,196	2,463
Amounts reclassified from accumulated other comprehensive loss	—	748	748
Net current period other comprehensive (loss) income	(733)	3,944	3,211
Balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)
Other comprehensive (loss) income before reclassifications	(1,813)	5,767	3,954
Amounts reclassified from accumulated other comprehensive loss	—	647	647
Net current period other comprehensive (loss) income	(1,813)	6,414	4,601
Balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2022 and 2021 (dollars in thousands):

	Amounts reclassified from accumulated
	other comprehensive loss for the year				Affected line item in the
	ended December 31,				statement where net
	2022		2021		income is presented
Amortization of defined benefit pension items
Prior service cost	$6	(1)	$(62)	(1)	Other (expense) income, net
Actuarial losses	869	(1)	1,074	(1)	Other (expense) income, net
Total before tax	875		1,012
Tax benefit	(228)		(264)
Net of tax	$647		$748

(1)	These amounts were included in the computation of pension expense (benefit). See Note 13 for additional details.

15. INCOME TAXES

The provision for income taxes included the following components for the years ended December 31, 2022 and 2021:

	2022	2021

	(Dollars in thousands)
Current:
Federal	$6,263	$3,656
State	1,934	1,235
Foreign	705	989
Total	8,902	5,880
Deferred	1,297	910
Total provision	$10,199	$6,790

The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows for the years ended December 31, 2022 and 2021:

	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	2.9	3.3
Foreign income tax rate differences	0.7	1.6
Other	1.1	(1.1)
Effective tax rate	25.7%	24.8%

The foreign component of pretax earnings was $4.6 million and $3.5 million in 2022 and 2021, respectively.

The components of deferred taxes at December 31, 2022 and 2021 were as follows:

	2022	2021

	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$284	$269
Pension liability	4,174	7,350
Accrued liabilities	1,874	1,578
Operating lease liabilities	3,871	2,848
Foreign currency losses on intercompany loans	54	57
	10,257	12,102
Deferred income tax liabilities:
Inventory and related reserves	(2,998)	(3,011)
Cash value of life insurance	(615)	(545)
Property, plant and equipment	(1,162)	(1,199)
Intangible assets	(9,112)	(8,539)
Prepaid expenses and other assets	(367)	(356)
Operating lease right-of-use assets	(3,495)	(2,415)
	(17,749)	(16,065)
Net deferred income tax liabilities	$(7,492)	$(3,963)

The net deferred income tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2022	2021

	(Dollars in thousands)
Non-current deferred income tax benefits	$1,038	$1,063
Non-current deferred income tax liabilities	(8,530)	(5,026)
Net deferred income tax liabilities	$(7,492)	$(3,963)

Uncertain Tax Positions

We account for our uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to our unrecognized tax benefits:

	2022	2021

	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$155	$833
Increases related to current year tax positions	228	8
Decreases due to settlements of tax positions	—	(250)
Decreases due to lapsing of statute of limitations	(78)	(436)
Unrecognized tax benefits balance at December 31,	$305	$155

The unrecognized tax benefits at December 31, 2022 and 2021, include $30,000 and $26,000, respectively, of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce our annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2022 and 2021.

We file a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2019 through 2021 tax years remain subject to examination by those taxing authorities.

16. COMMITMENTS

At December 31, 2022, we had commitments to purchase $48.7 million of inventory, all of which were due in less than one year.

17. SHARE REPURCHASE PROGRAM

In 1998, our share repurchase program was established. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. This includes the additional 1.0 million shares that were authorized for repurchase on May 3, 2022.

In 2022, we purchased 171,397 shares at a total cost of $4.2 million through our share repurchase program. In 2021, we purchased 125,204 shares at a total cost of $2.5 million through our share repurchase program.  As of December 31, 2022, there were 1,039,179 authorized shares remaining under the program.

18. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2022 and 2021:

	2022	2021

	(In thousands, except per share amounts)
Numerator:
Net earnings	$29,540	$20,555

Denominator:
Basic weighted average shares outstanding	9,555	9,662
Effect of dilutive securities:
Employee share-based awards	69	31
Diluted weighted average shares outstanding	9,624	9,693

Basic earnings per share	$3.09	$2.13

Diluted earnings per share	$3.07	$2.12

Diluted weighted average shares outstanding for 2022 exclude anti-dilutive share-based awards totaling 916,000 shares at a weighted average price of $27.27. Diluted weighted average shares outstanding for 2021 exclude anti-dilutive share-based awards totaling 1,109,000 shares at a weighted average price of $26.49.

Unvested restricted stock awards provide holders with dividend rights prior to vesting, however, such rights are forfeitable if the awards do not vest.  As a result, unvested restricted stock awards are not participating securities and are excluded from the computation of earnings per share.

19. SEGMENT INFORMATION

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments.  The “other” category in the table below includes our wholesale and retail operations in Australia, South Africa, Asia Pacific, and Europe, which do not meet the criteria for separate reportable segment classification.

In the wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada.  Licensing revenues are also included in our wholesale segment.  We have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. In 2022 and 2021, there was no single customer with sales of 10% or more of our total sales.

In the retail segment, we operate e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees.  Retail stores sell our branded footwear, primarily Florsheim, and accessories.

The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2022 and 2021 was as follows:

	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2022
Product sales	$281,138	$36,694	$31,808	$349,640
Licensing revenues	2,097	—	—	2,097
Net sales	283,235	36,694	31,808	351,737
Depreciation	1,969	4	512	2,485
Earnings from operations	32,641	6,058	1,666	40,365
Total assets	292,262	5,460	28,898	326,620
Capital expenditures	882	12	1,448	2,342

2021
Product sales	$203,649	$31,595	$30,660	$265,904
Licensing revenues	1,737	—	—	1,737
Net sales	205,386	31,595	30,660	267,641
Depreciation	1,995	4	491	2,490
Earnings (loss) from operations	19,455	6,651	(404)	25,702
Total assets	246,983	6,263	24,421	277,667
Capital expenditures	453	17	537	1,007

All North American corporate office assets are included in the wholesale segment. Transactions between segments primarily consist of sales between the wholesale and retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Geographic Segments

Financial information relating to our business by geographic area was as follows for the years ended December 31, 2022 and 2021:

	2022	2021

	(Dollars in thousands)
Net Sales
United States	$292,441	$215,754
Canada	27,488	21,227
Europe	—	2,309
Australia	25,196	21,218
Asia	3,472	3,198
South Africa	3,140	3,935
Total	$351,737	$267,641

Long-Lived Assets
United States	$76,530	$79,486
Other	14,310	9,434
	$90,840	$88,920

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), operating lease ROU assets, goodwill, trademarks, investment in real estate and amortizable intangible assets.

20. SHARE-BASED COMPENSATION PLANS

At December 31, 2022 we had two share-based compensation plans: the 2014 Incentive Plan and the 2017 Incentive Plan (collectively, “the Plans”). Awards are no longer granted under the 2014 Incentive Plan; however, awards previously granted under such plan continue in accordance with their terms.  Options to purchase common stock were granted to officers and key employees at exercise prices not less than the fair market value of our Company’s common stock on the date of the grant, and we also grant restricted stock awards. We issue new common stock to satisfy stock option exercises as well as the issuance of restricted stock awards.

Stock options and restricted stock awards were granted in both 2022 and 2021. Stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Stock options granted in 2022 and 2021 vest ratably over five years and expire 10 years from the grant date. Restricted stock granted in 2022 and 2021 vests ratably over four years. As of December 31, 2022, there were approximately 269,000 shares remaining available for share-based awards under the 2017 Incentive Plan.

Stock option exercises can be net share settled such that we withhold shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. The net share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. In 2022, approximately 42,000 shares were withheld , and were based on the value of the stock on the exercise dates. Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $12,000 in 2022 and nominal in 2021; such payments  are generally reflected as a financing activity within the consolidated statements of cash flows.

In accordance with ASC 718, share-based compensation expense of approximately $1.5 million and $1.6 million was recognized in 2022 and 2021, respectively, for stock options and restricted stock awards granted since 2015. An estimate of forfeitures, based on historical data, was included in the calculation of share-based compensation.

During 2021, our Board of Directors approved extending the expiration date of stock options granted in years 2015 and 2016. The original expiration date of the stock options granted in 2015 was August 25, 2021, and was extended by two years to August 25, 2023. The original expiration date of the stock options granted in 2016 was August 25, 2022, and was extended by one year to August 25, 2023. We recorded an additional $232,000 of compensation expense in 2021 due to the extension of the exercise periods.

At December 31, 2022, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2018 through 2022 which is expected to be recognized over the weighted-average remaining vesting period of 3.7 years. At December 31, 2021, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2017 through 2021 which was expected to be recognized over the weighted-average remaining vesting period of 3.5 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2022 and 2021:

	2022	2021
Risk-free interest rate	3.08%	1.13%
Expected dividend yield	3.33%	4.00%
Expected term	8.0	8.0
Expected volatility	28.5%	28.5%

The risk-free interest rate is based on U.S. Treasury bonds with a remaining term equal to the expected term of the award. The expected dividend yield is based on our expected annual dividend as a percentage of the market value of our Company’s common stock in the year of grant. The expected term of the stock options is determined using historical experience. The expected volatility is based upon historical stock prices over the most recent period equal to the expected term of the award.

The following tables summarize our stock option activity during the years ended December 31, 2022 and 2021:

Stock Options

	Years ended December 31,
	2022		2021
		Weighted Average		Weighted Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,279,833	$25.44	1,125,383	$25.62
Granted	143,500	28.83	186,900	24.00
Exercised	(60,914)	24.96	(1,300)	18.00
Forfeited or expired	(17,050)	24.79	(31,150)	24.06
Outstanding at end of year	1,345,369	$25.83	1,279,833	$25.44

Exercisable at end of year	891,733	$26.36	768,522	$26.58

Weighted average fair market value of options granted	$6.78		$4.16

	Weighted Average Remaining
	Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2022	5.3	$532,000
Exercisable - December 31, 2022	3.7	$234,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on December 31, 2022 of $21.16 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Fair Value
Non-vested - December 31, 2020	485,371	$24.08	$3.48
Granted	186,900	24.00	4.16
Vested	(137,180)	25.65	3.83
Forfeited	(23,780)	23.97	3.48
Non-vested - December 31, 2021	511,311	$23.63	$3.64
Granted	143,500	28.83	6.78
Vested	(189,375)	25.08	3.87
Forfeited	(11,800)	23.20	3.65
Non-vested - December 31, 2022	453,636	$24.76	$4.55

The following table summarizes information about outstanding and exercisable stock options at December 31, 2022:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number of	Remaining	Weighted	Number of	Weighted
	Options	Contractual Life	Average	Options	Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
$18.00	168,320	7.7	$18.00	74,150	$18.00
$23.38 to $25.86	736,466	3.9	$24.71	540,776	$25.03
$27.94 to $37.22	440,583	6.5	$30.71	276,807	$31.19
	1,345,369	5.3	$25.83	891,733	$26.36

The following table summarizes our stock option activity for the years ended December 31:

	2022	2021

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$251	$8
Net proceeds from stock option exercises	$293	$2
Income tax benefit from the exercise of stock options	$65	$2
Total fair value of stock options vested	$734	$525

Restricted Stock

The following table summarizes our restricted stock award activity during the years ended December 31, 2021 and 2022:

	Shares of Restricted	Weighted Average
	Stock	Grant Date Fair Value
Non-vested - December 31, 2020	72,490	$23.77
Issued	36,325	24.00
Vested	(30,345)	25.75
Forfeited	—	—
Non-vested - December 31, 2021	78,470	$23.11
Issued	27,620	28.83
Vested	(34,282)	24.46
Forfeited	—	—
Non-vested - December 31, 2022	71,808	$24.67

At December 31, 2022, we expected 71,808 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.7 years. These shares had an aggregate intrinsic value of $1.5 million at December 31, 2022. The aggregate intrinsic value was calculated using the market value of our Company’s common stock on December 31, 2022 of $21.16 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $247,000 in 2022 and $184,000 in 2021.

21. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total

	(Dollars in thousands)
BALANCE, DECEMBER 31, 2020	$1,425	$1,241	$2,666
Add - Additions charged to earnings	198	2,997	3,195
Deduct - Charges for purposes for which reserves were established	(316)	(3,478)	(3,794)
BALANCE, DECEMBER 31, 2021	$1,307	$760	$2,067
Add - Additions charged to earnings	151	5,584	5,735
Deduct - Charges for purposes for which reserves were established	(348)	(5,344)	(5,692)
BALANCE, DECEMBER 31, 2022	$1,110	$1,000	$2,110

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

Reports of Independent Registered Public Accounting Firm

The attestation report from the Company’s independent registered public accounting firm required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm (PCAOB ID 23).”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter or year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

None

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Information About Executive Officers” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2023 (the “2023 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Delinquent Section 16(a) Reports,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11     EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2023 Proxy Statement in sections entitled “Summary Compensation Table,” “Outstanding Equity Awards at December 31, 2022,” “Pension Benefits,” “Employment Contracts and Potential Payments Upon Termination or Change of Control” and “Director Compensation,” and is incorporated herein by reference.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2023 Proxy Statement in the section entitled “Security Ownership of Management and Others,” and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans as of December 31, 2022:

	(a)	(b)	(c)
	Number of	Weighted-Average	Number of Securities Remaining
	Securities to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of Outstanding	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	1,345,369	$25.83	268,525
Equity compensation plans not approved by shareholders	—	—	—
Total	1,345,369	$25.83	268,525

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2023 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2023 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2022 Annual Report on Form 10-K.
(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws of Weyco Group, Inc. as amended and restated as of March 9, 2021	Exhibit 3.1 to Form 8-K filed March 9, 2021

4.1	Description of Securities of the Registrant	Exhibit 4.1 to Form 10-K for Year Ended December 31, 2019

10.3*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.4*	Employment Agreement (Renewal) - Thomas W. Florsheim, Jr., dated January 1, 2023		X

10.5*	Employment Agreement (Renewal) - John W. Florsheim, dated January 1, 2023		X

10.6*	Excess Benefits Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016

10.7*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.7a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016

10.8*	Deferred Compensation Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016

10.9	Second Amendment to Credit Agreement, dated as of September 28, 2022	Exhibit 10.9 to Form 8-K filed September 30, 2022

10.10	Second Amended and Restated Revolving Loan Note, dated September 28, 2022	Exhibit 10.10 to Form 8-K filed September 30, 2022

10.11	Security Agreement with Associated Bank, dated November 4, 2020	Exhibit 10.3 to Form 10-Q for Quarter Ended September 30, 2020

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.14*	Weyco Group, Inc. 2014 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 6, 2014

10.15*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 9, 2017

10.15a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21a to Form 10-Q for Quarter Ended September 30, 2017

10.15b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21b to Form 10-Q for Quarter Ended September 30, 2017

10.15c*	Form of restricted stock agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21c to Form 10-Q for Quarter Ended September 30, 2017

21	Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page	X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Earnings for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Equity for the years ended December 31, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

X

104	The cover page from the Company's Annual Report on Form 10-K for the year-ended December 31, 2022, formatted in iXBRL (included in Exhibit 101).		X

* Management contract or compensatory plan or arrangement

ITEM 16     FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/ Judy Anderson	March 13, 2023
Judy Anderson, Vice President, Chief Financial Officer and Secretary

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas W. Florsheim, Jr., John W. Florsheim, and Judy Anderson, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 13, 2023, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas W. Florsheim
Thomas W. Florsheim, Director and Chairman Emeritus

/s/ Thomas W. Florsheim, Jr.
Thomas W. Florsheim, Jr., Chairman of the Board
and Chief Executive Officer (Principal Executive Officer)

/s/ John W. Florsheim
John W. Florsheim, President, Chief Operating Officer,
Assistant Secretary and Director

/s/ Judy Anderson
Judy Anderson, Vice President, Chief
Financial Officer and Secretary (Principal Financial Officer)

/s/ Robert D. Hanley
Robert D. Hanley, Director of Finance
(Principal Accounting Officer)

/s/ Tina Chang
Tina Chang, Director

/s/ Robert Feitler
Robert Feitler, Director

/s/ Cory L. Nettles
Cory L. Nettles, Director

/s/ Frederick P. Stratton, Jr.
Frederick P. Stratton, Jr., Director