Form 10-Q
period 2023-03-31
WEYCO GROUP INC
filed 2023-05-10
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of April 24, 2023, there were 9,509,356 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated condensed balance sheet as of December 31, 2022, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared by Weyco Group, Inc. (“we,” “our,” “us,” and the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Please read these consolidated condensed financial statements in conjunction with the financial statements and notes thereto included in our latest annual report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$22,565	$16,876
Investments, at fair value	108	107
Marketable securities, at amortized cost	1,098	1,385
Accounts receivable, net	52,791	53,298
Income tax receivable	—	945
Inventories	106,677	127,976
Prepaid expenses and other current assets	3,833	5,870
Total current assets	187,072	206,457

Marketable securities, at amortized cost	6,903	7,123
Deferred income tax benefits	1,021	1,038
Property, plant and equipment, net	28,794	28,812
Operating lease right-of-use assets	14,032	13,428
Goodwill	12,317	12,317
Trademarks	33,618	33,618
Other assets	23,952	23,827
Total assets	$307,709	$326,620

LIABILITIES AND EQUITY:
Short-term borrowings	$20,640	$31,136
Accounts payable	6,540	14,946
Dividend payable	—	2,290
Operating lease liabilities	4,270	4,026
Accrued liabilities	11,751	15,137
Accrued income tax payable	1,245	—
Total current liabilities	44,446	67,535

Deferred income tax liabilities	8,524	8,530
Long-term pension liability	15,651	15,523
Operating lease liabilities	10,897	10,661
Other long-term liabilities	523	466
Total liabilities	80,041	102,715

Common stock	9,523	9,584
Capital in excess of par value	70,828	70,475
Reinvested earnings	167,717	164,039
Accumulated other comprehensive loss	(20,400)	(20,193)
Total equity	227,668	223,905
Total liabilities and equity	$307,709	$326,620

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(In thousands, except per share amounts)

Net sales	$86,294	$81,360
Cost of sales	49,132	52,232
Gross earnings	37,162	29,128

Selling and administrative expenses	26,776	23,697
Earnings from operations	10,386	5,431

Interest income	139	91
Interest expense	(385)	(1)
Other expense, net	(130)	(6)

Earnings before provision for income taxes	10,010	5,515

Provision for income taxes	2,565	1,462

Net earnings	7,445	4,053

Weighted average shares outstanding
Basic	9,483	9,596
Diluted	9,545	9,647

Earnings per share
Basic	$0.79	$0.42
Diluted	$0.78	$0.42

Cash dividends declared (per share)	$0.24	$0.24

Comprehensive income	$7,238	$4,728

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,445	$4,053
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	643	604
Amortization	69	71
Bad debt (recovery) expense	(13)	15
Deferred income taxes	(23)	(111)
Net foreign currency transaction (gains) losses	(48)	32
Share-based compensation expense	338	350
Pension expense	347	—
Increase in cash surrender value of life insurance	(105)	(150)
Changes in operating assets and liabilities -
Accounts receivable	520	1,395
Inventories	21,297	8,980
Prepaid expenses and other assets	1,943	89
Accounts payable	(8,411)	(12,966)
Accrued liabilities and other	(3,208)	(3,578)
Accrued income taxes	2,192	1,447
Net cash provided by operating activities	22,986	231

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	510	475
Proceeds from sale of investment securities	—	8,050
Purchases of property, plant and equipment	(659)	(352)
Net cash (used for) provided by investing activities	(149)	8,173

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,561)	(2,297)
Shares purchased and retired	(1,540)	(1,797)
Net proceeds from stock options exercised	16	11
Payment of contingent consideration	(500)	—
Proceeds from bank borrowings	29,018	—
Repayments of bank borrowings	(39,514)	—
Net cash used for financing activities	(17,081)	(4,083)

Effect of exchange rate changes on cash and cash equivalents	(67)	118

Net increase in cash and cash equivalents	$5,689	$4,439

CASH AND CASH EQUIVALENTS at beginning of period	16,876	19,711

CASH AND CASH EQUIVALENTS at end of period	$22,565	$24,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$205	$75
Interest paid	$423	$1

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2023, may not necessarily be indicative of the results for the full year.

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

2.    New Accounting Pronouncement

Recently Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments, based on historical experience, current conditions, and reasonable forecasts, and applies to financial assets measured at amortized cost, including loans, held-to-maturity debt securities, net investments in leases, and trade accounts receivable as well as certain off-balance sheet credit exposures, such as loan commitments. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to reinvested earnings in the period of adoption. We adopted this standard in first quarter of 2023. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022

	(In thousands, except per share amounts)
Numerator:
Net earnings	$7,445	$4,053

Denominator:
Basic weighted average shares outstanding	9,483	9,596
Effect of dilutive securities:
Employee share-based awards	62	51
Diluted weighted average shares outstanding	9,545	9,647

Basic earnings per share	$0.79	$0.42

Diluted earnings per share	$0.78	$0.42

Diluted weighted average shares outstanding for the three months ended March 31, 2023 excludes anti-dilutive stock options totaling 1,042,000 shares of common stock at a weighted average exercise price of $26.79. Diluted weighted average shares outstanding for the three months ended March 31, 2022 excludes anti-dilutive stock options totaling 928,000 shares of common stock at a weighted average exercise price of $27.24.

4.    Investments

Investments, at fair value

At both March 31, 2023 and December 31, 2022, we had $0.1 million of cash invested in highly liquid taxable bond funds. We classify these investments as trading securities and report them at fair value. There were no significant unrealized gains or losses on these investments in the first quarters of 2023 and 2022. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a Level 1 valuation as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

Marketable securities, at amortized cost

We also invest in marketable securities. As noted in our Annual Report on Form 10-K for the year ended December 31, 2022, all of our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of the Company's  marketable securities as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$1,098	$1,098	$1,385	$1,381
Due from one through five years	3,757	3,758	3,977	3,950
Due from six through ten years	2,347	2,492	2,347	2,455
Due from eleven through twenty years	799	796	799	773
Total	$8,001	$8,144	$8,508	$8,559

The unrealized gains and losses on marketable securities at March 31, 2023, and at December 31, 2022, were as follows:

	March 31, 2023		December 31, 2022
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$181	$(38)	$145	$(94)

The estimated market values provided are Level 2 valuations as defined by ASC 820. We reviewed our portfolio of investments as of March 31, 2023 and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

During the three months ended March 31, 2023, there were no changes in the carrying value of our indefinite-lived intangible assets (goodwill and trademarks). Our amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		March 31, 2023			December 31, 2022
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,819)	$681	$3,500	$(2,761)	$739
Total amortizable intangible assets		$3,500	$(2,819)	$681	$3,500	$(2,761)	$739

Amortization expense related to the intangible assets was $58,000 in both the first quarters of 2023 and 2022.

6.    Segment Information

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes our wholesale and retail operations in Australia, South Africa, and Asia Pacific, which do not meet the criteria for separate reportable segment classification.  Summarized segment data for the three month periods ended March 31, 2023 and 2022, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2023
Product sales	$69,281	$8,930	$7,467	$85,678
Licensing revenues	616	—	—	616
Net sales	$69,897	$8,930	$7,467	$86,294
Earnings from operations	$8,829	$1,282	$275	$10,386

2022
Product sales	$66,668	$7,860	$6,400	$80,928
Licensing revenues	432	—	—	432
Net sales	$67,100	$7,860	$6,400	$81,360
Earnings (loss) from operations	$4,846	$828	$(243)	$5,431

7.    Employee Retirement Plans

The components of our pension expense were as follows:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Service cost	$118	$112
Interest cost	672	432
Expected return on plan assets	(577)	(752)
Net amortization and deferral	134	208
Pension expense	$347	$—

The components of pension expense other than the service cost component were included in “other expense, net” in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

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

The components of our operating lease costs were as follows:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Operating lease costs	$1,362	$1,264
Variable lease costs (1)	2	—
Total lease costs	$1,364	$1,264

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of March 31, 2023:

Operating Leases
(Dollars in thousands)
2023, excluding the quarter ended March 31, 2023	$3,697
2024	4,215
2025	3,213
2026	2,754
2027	1,628
Thereafter	1,084
Total lease payments	16,591
Less imputed interest	(1,424)
Present value of lease liabilities	$15,167

The operating lease liabilities are classified in the consolidated condensed balance sheets (unaudited) as follows:

	March 31, 2023	December 31, 2022

	(Dollars in thousands)
Operating lease liabilities - current	$4,270	$4,026
Operating lease liabilities - non-current	10,897	10,661
Total	$15,167	$14,687

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.25%.  As of March 31, 2023, our leases have a weighted-average remaining lease term of 3.9 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,286	$1,128
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$1,739	$—

9.  Income Taxes

The effective income tax rates for the three months ended March 31, 2023 and 2022 were 25.6% and 26.5%, respectively. The 2023 and 2022 effective tax rates differed from the federal rate of 21% primarily because of state taxes. The 2023 and 2022 effective tax rates differed from the federal rate of 21% primarily because of state and foreign taxes.

10.  Share-Based Compensation Plans

During the three months ended March 31, 2023, we recognized $338,000 of compensation expense associated with stock option and restricted stock awards granted in years 2018 through 2022. During the three months ended March 31, 2022, we recognized $350,000 of compensation expense associated with stock option and restricted stock awards granted in years 2017 through 2021.

The following table summarizes our stock option activity for the three-month period ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2022	1,345,369	$25.83
Granted	—	—
Exercised	(2,100)	18.00
Forfeited or expired	(1,020)	29.65
Outstanding at March 31, 2023	1,342,249	$25.84	5.0	$1,759,000
Exercisable at March 31, 2023	889,013	$26.37	3.4	$780,000

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s  common stock on March 31, 2023 of $25.30 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the three-month period ended March 31, 2023:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2022	71,808	$24.67
Issued	—	—
Vested	(150)	28.77
Forfeited	-	—
Non-vested at March 31, 2023	71,658	$24.66	2.4	$1,813,000

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our Company’s common stock on March 31, 2023 of $25.30 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

At March 31, 2023, we had a $50.0 million revolving line of credit with a bank that is secured by a lien against our general business assets, and expires on September 28, 2023. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 145 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At March 31, 2023, outstanding borrowings on the line of credit totaled approximately $20.6 million at an interest rate of 6.26%, and we were in compliance with all financial covenants.

12.  Financial Instruments

At March 31, 2023, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.2 million U.S. dollars at a price of approximately $4.5 million Australian dollars. These contracts all expire in 2023. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

13.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31,
	2023	2022

	(Dollars in thousands)
Net earnings	$7,445	$4,053
Foreign currency translation adjustments	(306)	521
Pension liability, net of tax of $35 and $54, respectively	99	154
Total comprehensive income	$7,238	$4,728

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2023	2022

	(Dollars in thousands)
Foreign currency translation adjustments	$(8,902)	$(8,596)
Pension liability, net of tax	(11,498)	(11,597)
Total accumulated other comprehensive loss	$(20,400)	$(20,193)

The following tables show changes in accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022:

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)
Other comprehensive loss before reclassifications	(306)	—	(306)
Amounts reclassified from accumulated other comprehensive loss	—	99	99
Net current period other comprehensive (loss) income	(306)	99	(207)
Ending balance, March 31, 2023	$(8,902)	$(11,498)	$(20,400)

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)
Other comprehensive income before reclassifications	521	—	521
Amounts reclassified from accumulated other comprehensive loss	—	154	154
Net current period other comprehensive income	521	154	675
Ending balance, March 31, 2022	$(6,262)	$(17,857)	$(24,119)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2023 and 2022:

	Amounts reclassified from
	accumulated other
	comprehensive loss for			Affected line item in the
	the three months ended			statement where net income is
	March 31, 2023	March 31, 2022		presented
Amortization of defined benefit pension items
Prior service cost	$5	$2	(1)	Other expense, net
Actuarial losses	129	206	(1)	Other expense, net
Total before tax	134	208
Tax benefit	(35)	(54)
Net of tax	$99	$154

(1)	These amounts were included in pension expense. See Note 7 for additional details.

14.  Equity

The following table reconciles our equity for the three months ended March 31, 2023:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)
Net earnings	—	—	7,445	—
Foreign currency translation adjustments	—	—	—	(306)
Pension liability adjustment, net of tax	—	—	—	99
Cash dividends declared	—	—	(2,289)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	15	—	—
Share-based compensation expense	—	338	—	—
Shares purchased and retired	(62)	—	(1,478)	—
Balance, March 31, 2023	$9,523	$70,828	$167,717	$(20,400)

The following table reconciles our equity for the three months ended March 31, 2022:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)
Net earnings	—	—	4,053	—
Foreign currency translation adjustments	—	—	—	521
Pension liability adjustment, net of tax	—	—	—	154
Cash dividends declared	—	—	(2,316)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	—	8	—	—
Share-based compensation expense	—	350	—	—
Shares purchased and retired	(75)	—	(1,722)	—
Balance, March 31, 2022	$9,634	$69,076	$147,777	$(24,119)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed March 13, 2023. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names, including Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters and Forsake.  Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars.

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  We also have licensing agreements with third parties who sell our branded apparel, accessories and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States.  Retail sales are made directly to consumers on our websites, or by our employees.  Our “other” operations include our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

We started the year 2023 strong, setting a first quarter sales record and generating robust record-level earnings in both our Wholesale and Retail segments.

Net sales of our Wholesale segment were up 4% for the quarter, led by our legacy business. Wholesale sales increased due to higher unit selling prices, while pairs shipped decreased 5%. Florsheim had another record quarter with a 15% increase, as the brand continues to pick up market share in the refined footwear category. Within the retail industry, Florsheim is seen as the go-to brand for on-trend dress footwear, and we continue to focus on expanding the brand into the hybrid and everyday casual market. Our Nunn Bush business was up slightly for the quarter with a 1% sales increase. Nunn Bush has made progress within the comfort casual segment, with over half of its sales coming from the casual category. Stacy Adams was down 3% for the quarter. Stacy Adams continues to be the leading brand for accessible fashion footwear, and we are well-positioned from an inventory and style perspective for the key upcoming prom and wedding seasons.  Our legacy brands all experienced resurgent sales in 2022, as we benefited from historically high sell-throughs based on robust demand for refined footwear. Lower than normal inventory levels at retail also resulted in additional shipments through pipeline fill.  As of Spring 2023, retail inventory levels have been reset and sell-through rates for our brands have normalized at slightly above pre-pandemic levels. While accounts are now taking a cautious approach to the market as they assess near-term consumer spending, we remain optimistic about our long-term prospects given the strength of our brands and our ability to favorably compete within the non-athletic footwear category.

BOGS first quarter sales were down 2%. After a record 2022, we have seen BOGS’ wholesale sales slow in 2023 as retailers remain cautious about adding to their outdoor footwear inventory given the mild winter in many parts of the country. We anticipate this sales trend to continue into the Fall as accounts right-size their inventory. We see this as a temporary set-back for the BOGS brand. BOGS experienced strong demand throughout the pandemic and has enjoyed extraordinary direct-to-consumer growth. While we are heavier than normal in terms of our BOGS inventory levels, we believe it is a manageable situation as we were careful to invest in evergreen styles. Overall, the BOGS brand is healthy and maintains a leadership position within the weather boot category, as well as an expanding casual lifestyle business. We project a return to more normalized inventory levels in the fourth quarter of 2023 and a rebound in sales growth in 2024.

In our Retail segment, sales were up 14% for the quarter. Most of the increase was driven by internet sales; brick-and-mortar sales also increased for the quarter. First quarter retail operating earnings rose 55%. Our e-commerce team has been focused on reducing expenses as a percent of sales. The results this quarter indicated the progress that has been made in controlling expenses. Industry statistics show decreases in online sales year-over-year for footwear. We are currently bucking that trend. However, the challenging footwear retail market makes us mindful of the need to manage our expenses to maintain a healthy net profit margin.

Florsheim Australia’s net sales were up 17% for the quarter. In local currency, they were up 24%. While we were up against an easy comparable due to last year’s first Omicron partial shut-down in Australia and other overseas markets, our performance reflects a solid post-pandemic business model for the region. As in the U.S., our business overseas is trending well but faces uncertainty related to economic pressures as the world navigates higher interest rates and cautious consumer demand.

Consolidated Sales and Earnings

Consolidated net sales were a first-quarter record of $86.3 million, up 6% compared to our previous record of $81.4 million in 2022.  Consolidated gross earnings increased to 43.1% of net sales compared to 35.8% of net sales in last year’s first quarter, due mainly to higher gross margins in our Wholesale segment. Operating earnings were a first-quarter record of $10.4 million, up more than 90% over last year’s first quarter operating earnings of $5.4 million. Net earnings were a first-quarter record of $7.4 million, or $0.78 per diluted share, up 84% compared to $4.1 million, or $0.42 per diluted share, last year.

Financial Position

At March 31, 2023, our cash, short-term investments, and marketable securities totaled $30.7 million and we had $20.6 million outstanding on our $50.0 million revolving line of credit.  During the first three months of 2023, we generated $23.0 million of cash from operations. We used funds to pay down $10.5 million on our line of credit, to pay $4.6 million in dividends, and to repurchase $1.5 million of our common stock. We also had approximately $660,000 of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,		%
	2023	2022	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$69,897	$67,100	4%
North American Retail	8,930	7,860	14%
Other	7,467	6,400	17%
Total	$86,294	$81,360	6%

Earnings from Operations
North American Wholesale	$8,829	$4,846	82%
North American Retail	1,282	828	55%
Other	275	(243)	213%
Total	$10,386	$5,431	91%

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,		%
	2023	2022	Change

	(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$16,300	$16,797	(3)%
Nunn Bush	14,546	14,374	1%
Florsheim	25,209	22,012	15%
BOGS/Rafters	12,820	13,099	(2)%
Forsake	406	386	5%
Total North American Wholesale	$69,281	$66,668	4%
Licensing	616	432	43%
Total North American Wholesale Segment	$69,897	$67,100	4%

Net sales in our Wholesale segment reached a first-quarter record of $69.9 million in 2023, up 4% over our previous record of $67.1 million last year. Wholesale sales increased due to higher unit selling prices, while pairs shipped decreased 5%. Florsheim posted 15% growth for the quarter, driven by higher sales of dress and dress-casual footwear, and achieved record quarterly sales on top of record sales for the brand last year. Net sales of our other major brands, Nunn Bush, Stacy Adams, and BOGS, remained relatively steady with last year’s robust first quarter results.

Licensing revenues consist of royalties earned on sales of branded apparel, accessories and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 38.2% of net sales compared to 30.0% of net sales in the first quarter of 2022. Gross margins improved due mainly to selling price increases implemented in 2022 to address higher costs. Last year’s first quarter gross margins were negatively impacted by higher inbound freight costs as a result of the global supply chain issues ongoing at that time, which have since eased.

Wholesale selling and administrative expenses were $17.9 million, or 26% of net sales, for the quarter compared to $15.3 million, or 23% of net sales, in last year’s first quarter.  This year’s expenses included higher employee costs. Wholesale operating earnings reached a first-quarter record of $8.8 million, up 82% compared to $4.8 million in 2022, driven by the higher sales and gross margins this year.

Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs, which are included in selling and administrative expenses). Wholesale distribution costs were $4.2 million in the first quarter of 2023 and $3.6 million in the first quarter of 2022. Our gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Net Sales

Net sales in our Retail segment were a first-quarter record of $8.9 million, up 14% compared to our previous record of $7.9 million in 2022. The increase was primarily due to higher sales on the Florsheim and Stacy Adams websites. Brick-and-mortar sales also increased for the quarter.

Earnings from Operations

Retail gross earnings as a percent of net sales were 66.3% and 65.9% in the first quarters of 2023 and 2022, respectively. Selling and administrative expenses for the retail segment were $4.6 million compared to $4.4 million last year. As a percent of net sales, retail selling and administrative expenses were 52% in 2023 and 55% in 2022. This decrease was primarily due to lower e-commerce expenses relative to net sales, primarily outbound freight and advertising costs. We realized cost savings during the quarter as a result of measures taken over the past year to control costs.

Retail operating earnings were a first-quarter record of $1.3 million, up 55% compared to $828,000 last year. This increase was primarily due to higher sales and improved profitability in our e-commerce businesses. Brick and mortar operating earnings were also up for the quarter.

Other

Other net sales for the first quarter of 2023 totaled $7.5 million, up 17% compared to $6.4 million in 2022. In local currency, Florsheim Australia’s net sales were up 24% with sales up in both its retail and wholesale businesses. Last year’s sales volumes in Asia were negatively impacted by COVID lockdowns imposed in Hong Kong during the quarter.

Other gross earnings were 60.5% of net sales compared to 59.6% of net sales in last year’s first quarter. Other operating earnings recovered to $275,000 in 2023, up from operating losses of $243,000 last year.

Other income and expense and taxes

Interest income was $139,000 and $91,000 in the first quarters of 2023 and 2022, respectively. Interest expense increased to $385,000 for the quarter, up from $1,000 in last year’s first quarter, due to interest incurred on the higher debt balances this year. Other expense, net, increased to $130,000 for the quarter, up from $6,000 in the first quarter of 2022, due largely to an increase in the non-service cost components of pension expense.

Our effective income tax rates for the three months ended March 31, 2023 and 2022 were 25.6% and 26.5%, respectively. The 2023 and 2022 effective tax rates differed from the federal rate of 21% primarily because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term investments, short-term marketable securities, and our revolving line of credit.  We generated $23.0 million of cash from operating activities during the first three months of 2023, compared to $231,000 in the same period one year ago. The increase in 2023 was primarily due to higher net earnings and changes in operating assets and liabilities, principally inventory and accounts payable. Our overall inventory as of March 31, 2023 was $106.7 million, down from $128.0 million at December 31, 2022.  As expected, our inventory levels have come down now that the supply chain has normalized, and we can plan our receipts closer to when we need to ship shoes to our customers.

We paid dividends totaling $4.6 million and $2.3 million in the first quarters of 2023 and 2022, respectively. The increase in 2023 was due to a shift in timing of our quarterly dividend payment schedule; first quarter 2023 includes two quarterly dividend payments, as our fourth quarter 2022 dividend was paid in early January 2023. First quarter 2022 included one quarterly dividend payment, as our fourth quarter 2021 dividend was paid in December 2021. On May 2, 2023, our Board of Directors declared a cash dividend of $0.25 per share to all shareholders of record on May 26, 2023, payable June 30, 2023. This represents an increase of 4% above the previous quarterly dividend rate of $0.24.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable.  During the first three months of 2023, we repurchased 62,352 shares for a total cost of $1.5 million. As of March 31, 2023, we had the authority to repurchase approximately 977,000 shares under our previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled approximately $660,000 in the first three months of 2023. Management estimates that annual capital expenditures for 2023 will be between $2.0 million and $4.0 million.

At March 31, 2023, we had a $50.0 million revolving line of credit with a bank that is secured by a lien against our general business assets, and expires on September 28, 2023. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 145 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At March 31, 2023, outstanding borrowings on the line of credit totaled approximately $20.6 million at an interest rate of 6.26%, and we were in compliance with all financial covenants.  We expect to renew this line of credit later this year, but cannot provide any assurances.

As of March 31, 2023, approximately $4.1 million of cash and cash equivalents was held by our foreign subsidiaries.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The table below presents information regarding our repurchases of our common stock in the three-month period March 31, 2023.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
01/01/2023 - 01/31/2023	18,072	$23.99	18,072	1,021,107
02/01/2023 - 02/28/2023	20,643	$26.31	20,643	1,000,464
03/01/2023 - 03/31/2023	23,637	$23.38	23,637	976,827
Total	62,352	$24.70	62,352

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements, furnished herewith

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 10, 2023	/s/ Judy Anderson
Judy Anderson
Vice President and Chief Financial Officer