Form 10-Q
period 2023-06-30
WEYCO GROUP INC
filed 2023-08-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(Zip Code)

(414) 908-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $1.00 par value per share	WEYS	The Nasdaq Stock Market

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

Yes ☐ No ☒

As of July 31, 2023, there were 9,520,864 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$21,962	$16,876
Investments, at fair value	109	107
Marketable securities, at amortized cost	1,097	1,385
Accounts receivable, net	34,176	53,298
Income tax receivable	3,019	945
Inventories	103,857	127,976
Prepaid expenses and other current assets	3,496	5,870
Total current assets	167,716	206,457

Marketable securities, at amortized cost	6,410	7,123
Deferred income tax benefits	1,012	1,038
Property, plant and equipment, net	28,874	28,812
Operating lease right-of-use assets	12,976	13,428
Goodwill	12,317	12,317
Trademarks	33,618	33,618
Other assets	24,105	23,827
Total assets	$287,028	$326,620

LIABILITIES AND EQUITY:
Short-term borrowings	$2,570	$31,136
Accounts payable	5,659	14,946
Dividend payable	—	2,290
Operating lease liabilities	4,148	4,026
Accrued liabilities	9,866	15,137
Total current liabilities	22,243	67,535

Deferred income tax liabilities	8,622	8,530
Long-term pension liability	15,751	15,523
Operating lease liabilities	9,855	10,661
Other long-term liabilities	478	466
Total liabilities	56,949	102,715

Common stock	9,529	9,584
Capital in excess of par value	70,971	70,475
Reinvested earnings	169,633	164,039
Accumulated other comprehensive loss	(20,054)	(20,193)
Total equity	230,079	223,905
Total liabilities and equity	$287,028	$326,620

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)

Net sales	$67,014	$74,359	$153,308	$155,719
Cost of sales	38,007	44,589	87,139	96,821
Gross earnings	29,007	29,770	66,169	58,898

Selling and administrative expenses	22,307	24,105	49,083	47,802
Earnings from operations	6,700	5,665	17,086	11,096

Interest income	190	89	329	180
Interest expense	(132)	(11)	(517)	(12)
Other (expense) income, net	(168)	181	(298)	175

Earnings before provision for income taxes	6,590	5,924	16,600	11,439

Provision for income taxes	1,726	1,429	4,291	2,891

Net earnings	$4,864	$4,495	$12,309	$8,548

Weighted average shares outstanding
Basic	9,440	9,549	9,461	9,572
Diluted	9,542	9,664	9,625	9,655

Earnings per share
Basic	$0.51	$0.47	$1.30	$0.89
Diluted	$0.50	$0.47	$1.28	$0.89

Cash dividends declared (per share)	$0.25	$0.24	$0.49	$0.48

Comprehensive income	$5,210	$3,430	$12,448	$8,158

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,309	$8,548
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities -
Depreciation	1,279	1,215
Amortization	137	142
Bad debt expense	88	34
Deferred income taxes	55	(140)
Net foreign currency transaction (gains) losses	(9)	118
Share-based compensation expense	675	818
Pension expense	647	36
Increase in cash surrender value of life insurance	(210)	(300)
Changes in operating assets and liabilities -
Accounts receivable	18,982	13,237
Inventories	24,115	(24,448)
Prepaid expenses and other assets	2,167	311
Accounts payable	(9,305)	(12,310)
Accrued liabilities and other	(5,273)	(4,252)
Accrued income taxes	(2,003)	(1,725)
Excess tax benefits from share-based compensation	(73)	—
Net cash provided by (used for) operating activities	43,581	(18,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,010	990
Proceeds from sale of investment securities	—	8,050
Purchases of property, plant and equipment	(1,381)	(722)
Net cash (used for) provided by investing activities	(371)	8,318

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(6,920)	(4,587)
Shares purchased and retired	(2,134)	(2,527)
Net proceeds from stock option exercised	24	228
Payment of contingent consideration	(500)	—
Taxes paid related to the net share settlement of equity awards	(173)	(12)
Proceeds from bank borrowings	63,047	5,437
Repayments of bank borrowings	(91,613)	—
Net cash used for financing activities	(38,269)	(1,461)

Effect of exchange rate changes on cash and cash equivalents	145	(228)

Net increase (decrease) in cash and cash equivalents	$5,086	$(12,087)

CASH AND CASH EQUIVALENTS at beginning of period	16,876	19,711

CASH AND CASH EQUIVALENTS at end of period	$21,962	$7,624

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,273	$4,774
Interest paid	$808	$12

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2023, may not necessarily be indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results specifically related to inventory reserves, realizability of deferred tax assets, goodwill and trademarks could materially differ from those estimates, which would impact the reported amounts and disclosures in the consolidated condensed financial statements and accompanying notes.

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

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Numerator:
Net earnings	$4,864	$4,495	$12,309	$8,548

Denominator:
Basic weighted average shares outstanding	9,440	9,549	9,461	9,572
Effect of dilutive securities:
Employee share-based awards	102	115	164	83
Diluted weighted average shares outstanding	9,542	9,664	9,625	9,655

Basic earnings per share	$0.51	$0.47	$1.30	$0.89

Diluted earnings per share	$0.50	$0.47	$1.28	$0.89

Diluted weighted average shares outstanding for the three months ended June 30, 2023, excluded anti-dilutive stock options totaling 433,000 shares of common stock at a weighted average exercise price of $30.75. Diluted weighted average shares outstanding for the six months ended June 30, 2023, excluded anti-dilutive stock options totaling 735,000 shares of common stock at a weighted average exercise price of $28.78. Diluted weighted average shares outstanding for the three months ended June 30, 2022, excluded anti-dilutive stock options totaling 483,000 shares of common stock at a weighted average exercise price of $28.73. Diluted weighted average shares outstanding for the six months ended June 30, 2022, excluded anti-dilutive stock options totaling 704,000 shares of common stock at a weighted average exercise price of $27.99.

4.    Investments

Investments, at fair value

At both June 30, 2023 and December 31, 2022, we had $0.1 million of cash invested in highly liquid taxable bond funds. We classify these investments as trading securities and report them at fair value. There were no significant unrealized gains or losses on these investments in the three or six months ended June 30, 2023 and 2022. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a Level 1 valuation as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

Marketable securities, at amortized cost

We also invest in marketable securities. As noted in our Annual Report on Form 10-K for the year ended December 31, 2022, all our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of our marketable securities as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$1,097	$1,094	$1,385	$1,381
Due from one through five years	3,263	3,216	3,977	3,950
Due from six through ten years	2,747	2,913	2,347	2,455
Due from eleven through twenty years	400	374	799	773
Total	$7,507	$7,597	$8,508	$8,559

The unrealized gains and losses on marketable securities at June 30, 2023, and at December 31, 2022, were as follows:

	June 30, 2023		December 31, 2022
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$191	$(101)	$145	$(94)

The estimated market values provided are Level 2 valuations as defined by ASC 820. We reviewed our portfolio of investments as of June 30, 2023, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

During the six months ended June 30, 2023, there were no changes in the carrying value of our indefinite-lived intangible assets (goodwill and trademarks). Our amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		June 30, 2023			December 31, 2022
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,878)	$622	$3,500	$(2,761)	$739
Total amortizable intangible assets		$3,500	$(2,878)	$622	$3,500	$(2,761)	$739

Amortization expense related to the intangible assets was approximately $58,000 in both the second quarters of 2023 and 2022. For both the six-month periods ended June 30, 2023 and June 30, 2022, amortization expense related to the intangible assets was approximately $116,000.

6.    Segment Information

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes our wholesale and retail operations in Australia, South Africa, and Asia Pacific, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and six-month periods ended June 30, 2023 and 2022, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2023
Product sales	$50,910	$7,627	$7,923	$66,460
Licensing revenues	554	—	—	554
Net sales	$51,464	$7,627	$7,923	$67,014
Earnings from operations	$5,355	$1,069	$276	$6,700

2022
Product sales	$58,584	$7,420	$7,957	$73,961
Licensing revenues	398	—	—	398
Net sales	$58,982	$7,420	$7,957	$74,359
Earnings from operations	$4,187	$1,113	$365	$5,665

Six Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2023
Product sales	$120,191	$16,557	$15,390	$152,138
Licensing revenues	1,170	—	—	1,170
Net sales	$121,361	$16,557	$15,390	$153,308
Earnings from operations	$14,184	$2,351	$551	$17,086

2022
Product sales	$125,252	$15,280	$14,357	$154,889
Licensing revenues	830	—	—	830
Net sales	$126,082	$15,280	$14,357	$155,719
Earnings from operations	$9,033	$1,941	$122	$11,096

7.    Employee Retirement Plans

The components of our pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Service cost	$116	$111	$234	$223
Interest cost	644	445	1,316	877
Expected return on plan assets	(574)	(750)	(1,151)	(1,502)
Net amortization and deferral	114	230	248	438
Pension expense	$300	$36	$647	$36

The components of pension expense other than the service cost component were included in “other (expense) income, net” in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

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

The components of our operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Operating lease costs	$1,298	$1,308	$2,660	$2,572
Variable lease costs (1)	49	10	51	10
Total lease costs	$1,347	$1,318	$2,711	$2,582

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of June 30, 2023:

Operating Leases
(Dollars in thousands)
2023, excluding the six months ended June 30, 2023	2,421
2024	4,211
2025	3,211
2026	2,752
2027	1,627
Thereafter	1,082
Total lease payments	15,304
Less imputed interest	(1,301)
Present value of lease liabilities	14,003

The operating lease liabilities are classified in the consolidated condensed balance sheets (unaudited) as follows:

	June 30, 2023	December 31, 2022

	(Dollars in thousands)
Operating lease liabilities - current	$4,148	$4,026
Operating lease liabilities - non-current	9,855	10,661
Total	$14,003	$14,687

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.25%.  As of June 30, 2023, our leases had a weighted-average remaining lease term of 4.0 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,273	$1,156	$2,559	$2,284
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$—	$2,160	$1,739	$2,160

9.    Income Taxes

The effective income tax rates for the three months ended June 30, 2023 and 2022 were 26.2% and 24.1%, respectively. The effective income tax rates for the six months ended June 30, 2023 and 2022 were 25.9% and 25.3%, respectively. The 2023 and 2022 effective tax rates differed from the federal rate of 21% primarily because of state and foreign taxes.

10.  Share-Based Compensation Plans

During the three and six months ended June 30, 2023, we recognized $337,000 and $675,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2018 through 2022. During the three and six months ended June 30, 2022, we recognized $469,000 and $818,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2017 through 2021.

The following table summarizes our stock option activity for the six-month period ended June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2022	1,345,369	$25.83
Granted	—	$—
Exercised	(333,009)	$25.40
Forfeited or expired	(3,720)	$27.50
Outstanding at June 30, 2023	1,008,640	$25.97	6.1	$2,484,000
Exercisable at June 30, 2023	558,104	$26.92	4.7	$1,106,000

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our common stock on June 30, 2023 of $26.69 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the six-month period ended June 30, 2023:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2022	71,808	$24.67
Issued	—	—
Vested	(150)	28.77
Forfeited	(775)	26.49
Non-vested at June 30, 2023	70,883	$24.64	2.2	$1,892,000

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our common stock on June 30, 2023 of $26.69 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

At June 30, 2023, we had a $50.0 million revolving line of credit with a bank that is secured by a lien against our general business assets, and expires on September 28, 2023. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 145 basis points. Our line of credit agreement contains representations, warranties, and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At June 30, 2023, outstanding borrowings on the line of credit totaled approximately $2.6 million at an interest rate of 6.54%, and we were in compliance with all financial covenants.

12.  Financial Instruments

At June 30, 2023, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $2.6 million U.S. dollars at a price of approximately $3.7 million Australian dollars. These contracts all expire in 2023. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

13.  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Net earnings	$4,864	$4,495	$12,309	$8,548
Foreign currency translation adjustments	262	(1,235)	(44)	(714)
Pension liability, net of tax of $30, $60, $65, and $114, respectively	84	170	183	324
Total comprehensive income	$5,210	$3,430	$12,448	$8,158

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2023	2022

	(Dollars in thousands)
Foreign currency translation adjustments	$(8,640)	$(8,596)
Pension liability, net of tax	(11,414)	(11,597)
Total accumulated other comprehensive loss	$(20,054)	$(20,193)

The following tables show changes in accumulated other comprehensive loss during the six months ended June 30, 2023 and 2022:

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)
Other comprehensive loss before reclassifications	(44)	—	(44)
Amounts reclassified from accumulated other comprehensive loss	—	183	183
Net current period other comprehensive (loss) income	(44)	183	139
Ending balance, June 30, 2023	$(8,640)	$(11,414)	$(20,054)

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)
Other comprehensive loss before reclassifications	(714)	—	(714)
Amounts reclassified from accumulated other comprehensive loss	—	324	324
Net current period other comprehensive (loss) income	(714)	324	(390)
Ending balance, June 30, 2022	$(7,497)	$(17,687)	$(25,184)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three and six month periods ended June 30, 2023 and 2022:

	Amounts Reclassified from Accumulated Other Comprehensive Loss					Affected line item in the
	Three Months Ended June 30,		Six Months Ended June 30,			statement where net income is
	2023	2022	2023	2022		presented
Amortization of defined benefit pension items
Prior service cost	$5	$1	$10	$3	(1)	Other (expense) income, net
Actuarial losses	109	229	238	435	(1)	Other (expense) income, net
Total before tax	114	230	248	438
Tax benefit	(30)	(60)	(65)	(114)
Net of tax	$84	$170	$183	$324

(1)	These amounts were included in pension expense. See Note 7 for additional details.

14.  Equity

The following table reconciles our equity for the six months ended June 30, 2023:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)
Net earnings	—	—	7,445	—
Foreign currency translation adjustments	—	—	—	(306)
Pension liability adjustment, net of tax	—	—	—	99
Cash dividends declared	—	—	(2,289)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	15	—	—
Share-based compensation expense	—	338	—	—
Shares purchased and retired	(62)	—	(1,478)	—
Balance, March 31, 2023	$9,523	$70,828	$167,717	$(20,400)
Net earnings	—	—	4,864	—
Foreign currency translation adjustments	—	—	—	262
Pension liability adjustment, net of tax	—	—	—	84
Cash dividends declared	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	29	(194)	—	—
Share-based compensation expense	—	337	—	—
Shares purchased and retired	(23)	—	(571)	—
Balance, June 30, 2023	$9,529	$70,971	$169,633	$(20,054)

The following table reconciles our equity for the six months ended June 30, 2022:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)
Net earnings	—	—	4,053	—
Foreign currency translation adjustments	—	—	—	521
Pension liability adjustment, net of tax	—	—	—	154
Cash dividends declared	—	—	(2,316)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	—	8	—	—
Share-based compensation expense	—	350	—	—
Shares purchased and retired	(75)	—	(1,722)	—
Balance, March 31, 2022	$9,634	$69,076	$147,777	$(24,119)
Net earnings	—	—	4,495	—
Foreign currency translation adjustments	—	—	—	(1,235)
Pension liability adjustment, net of tax	—	—	—	170
Cash dividends declared	—	—	(2,307)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	15	193	—	—
Share-based compensation expense	—	468	—	—
Shares purchased and retired	(29)	—	(701)	—
Balance, June 30, 2022	$9,620	$69,737	$149,264	$(25,184)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year-ended December 31, 2022, filed March 13, 2023, which information is incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

EXECUTIVE OVERVIEW

After a strong 2022, during which our sales were lifted to record levels by a combination of post-pandemic retailer pipeline fill as well as strong consumer demand, 2023 represents a return to the footwear industry’s normal cyclical challenges. We are seeing consumer discretionary purchases shift away from products like footwear and apparel, and more towards experiential expenditures like travel and dining out. As such, previously elevated footwear sales returned to historical norms, and our customers have become much more cautious as far as their inventory levels. This trend is reflected in our sales in the second quarter of 2023 across all our major brands.

In our legacy business, Florsheim sales were down 11%, Stacy Adams was down 17%, and Nunn Bush was down 1% compared to last year’s second quarter. By comparison, all three brands experienced significant increases in the second quarter of 2022, and the shipment decrease is indicative of the overall slowdown in the industry. Sell-throughs for Florsheim, Stacy Adams, and Nunn Bush are tracking slightly above levels seen prior to the pandemic. Our focus for our legacy brands is threefold. First, we are focused on maintaining our leadership position in the dress-footwear market through superior product and value. Many of our competitors have vacated this category, while we see dress footwear as an evergreen market and a core competency of our company. Second, we are focused on continuing to develop new products that fit evolving consumer preferences. While we have benefitted from renewed interest in dress footwear over the last two years, we need to continue to diversify our product assortment. Florsheim, and especially Nunn Bush, have made good progress in terms of increasing their percent of casual sales. Meanwhile, all three brands have been growing hybrid footwear as an important part of their mix. A third and final area of focus is to make sure we are disciplined in terms of our approach to style count and inventory. Over the last few years, supply chain challenges resulted in large deficits and then surpluses in our base inventory. Due to the current industry slowdown, we are working through a higher level of slow-moving footwear than normal. We believe this is a manageable situation given the combination of our strong gross margins and a return to more predictable manufacturing and sales cycles.

Our BOGS business was down 35% versus the second quarter of 2022. BOGS’ second quarter performance was impacted by an oversaturated outdoor footwear and weather boot market. Retailers are taking a very conservative approach to ordering for the second half of the year as they work through their current inventory. As a result, our confirmed orders are lower than last year for our Fall key selling season, and we will be reliant on a heavier percentage of at-once orders than in years past. Achieving normal Fall shipment results for the brand will be dependent on external factors such as favorable weather conditions. We have adjusted our planned inventory for BOGS down to manage the softness in the category. Like our legacy brands, our BOGS inventory is turning more slowly than normal, but we also believe this slowness will be a short-term situation.

In regards to Forsake, sales were up 5% over last year’s second quarter. The brand remains a work-in-progress but we are pleased with the retail selling of some of the new styles we have introduced.

Retail sales were up 3% for the quarter compared to the same period last year. The solid performance of our retail business has been encouraging as our sales have been outperforming the industry in 2023. Our e-commerce team has done excellent work throughout 2023 driving sales in a tough environment while keeping costs in line.

Sales at Florsheim Australia, which is comprised of the Australian, New Zealand, Pacific Rim and South African markets, were down slightly for the second quarter, but in local currency, sales were up 7% over last year’s second quarter. Our overall Florsheim Australia business held up well given these markets are facing some of the same macro-economic challenges we are experiencing in the U.S. Our business model in Australia and New Zealand, as well as in South Africa, is on sound footing and we believe that we are positioned well for the long-term. However, we have decided to close our Hong Kong office and distribution center and wind down our Asia Pacific wholesale and retail division with a target date of the end of 2023. For the past number of years, our Asia Pacific business has struggled to be profitable, and we do not anticipate an opportunity to improve our prospects in the foreseeable future. We are not abandoning the region entirely and plan to maintain the larger wholesale accounts by transferring them to our Australian office. We currently have six retail outlets in Asia, consisting primarily of shop-in-shops, which will be closed as our lease agreements expire.

Second Quarter Highlights

Consolidated net sales were $67.0 million, down 10% compared to record second-quarter sales of $74.4 million in 2022. Consolidated gross earnings increased to 43.3% of net sales compared to 40.0% of net sales in last year’s second quarter, due mainly to higher gross margins in our Wholesale segment. Earnings from operations rose 18% to $6.7 million, from $5.7 million in the second quarter of 2022. Net earnings were a second-quarter record of $4.9 million, or $0.50 per diluted share, up 8% over our previous record of $4.5 million, or $0.47 per diluted share, last year.

Year-to-Date Highlights

Consolidated net sales for the first half of 2023 were $153.3 million, down 2% compared to record first-half net sales of $155.7 million in 2022. Consolidated gross earnings were 43.2% of net sales in the first six months of 2023 versus 37.8% of net sales in the same period one year ago. The increase was primarily due to higher gross margins in our Wholesale segment. Year-to-date consolidated operating earnings were a record $17.1 million in 2023, up 54% compared to $11.1 million in 2022. Our net earnings were a record $12.3 million, or $1.28 per diluted share, in the first half of 2023 versus $8.5 million, or $0.89 per diluted share, in the same period last year.

Financial Position Highlights

At June 30, 2023, our cash, short-term investments, and marketable securities totaled $29.6 million and we had $2.6 million outstanding on our $50.0 million revolving line of credit. During the first six months of 2023, we generated $43.6 million of cash from operations. We used funds to pay down $28.6 million on our line of credit, to pay $6.9 million in dividends, and to repurchase $2.1 million of our common stock. We also had $1.4 million of capital expenditures during the period.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$51,464	$58,982	(13)%	$121,361	$126,082	(4)%
North American Retail	7,627	7,420	3%	16,557	15,280	8%
Other	7,923	7,957	0%	15,390	14,357	7%
Total	$67,014	$74,359	(10)%	$153,308	$155,719	(2)%

Earnings from Operations
North American Wholesale	$5,355	$4,187	28%	$14,184	$9,033	57%
North American Retail	1,069	1,113	(4)%	2,351	1,941	21%
Other	276	365	(24)%	551	122	352%
Total	$6,700	$5,665	18%	$17,086	$11,096	54%

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30 ,		%	Six Months Ended June 30,		%
	2023	2022	Change	2023	2022	Change

	(Dollars in thousands)			(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$13,102	$15,790	(17)%	$29,402	$32,587	(10)%
Nunn Bush	11,734	11,803	(1)%	26,280	26,177	0%
Florsheim	21,456	24,030	(11)%	46,665	46,042	1%
BOGS/Rafters	4,421	6,773	(35)%	17,241	19,872	(13)%
Forsake	197	188	5%	603	574	5%
Total North American Wholesale	$50,910	$58,584	(13)%	$120,191	$125,252	(4)%
Licensing	554	398	39%	1,170	830	41%
Total North American Wholesale Segment	$51,464	$58,982	(13)%	$121,361	$126,082	(4)%

Wholesale net sales for the second quarter were lower across all our major brands (Stacy Adams, Nunn Bush, Florsheim, and BOGS/Rafters) due to reduced demand in 2023 following record growth in 2022. For the six months ended June 30, 2023, wholesale net sales were down 4% compared to the first six months of 2022. Last year’s net sales were up significantly due to post-pandemic retailer pipeline fill and strong consumer demand. So far in 2023, all our major brands have experienced decreases in pairs sold, as the footwear industry returned to its normal cycle. Decreases in pairs sold were partially offset by higher unit selling prices this year.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories, and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 37.0% of net sales in the second quarter of 2023 compared to 33.7% of net sales last year. Gross margins for the quarter improved as a result of selling price increases implemented in 2022 to address higher costs. For the six months ended June 30, wholesale gross earnings were 37.7% of net sales in 2023 compared to 31.7% of net sales in 2022. The increase in gross margins for the year-to-date period was due to higher selling prices and lower inbound freight costs. Last year’s first quarter gross margins were negatively impacted by higher inbound freight costs as a result of the global supply chain issues at that time, which have since eased.

Wholesale selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses totaled $13.7 million for the quarter, compared to $15.7 million in last year’s second quarter, which constituted 27% of net sales in both periods. For the six months ended June 30, wholesale selling and administrative expenses were $31.6 million, or 26% of net sales, in 2023 versus $31.0 million, or 25% of net sales, in 2022.

Wholesale operating earnings rose to $5.4 million for the quarter, up 28% compared to $4.2 million last year. For the six months ended June 30, 2023, wholesale operating earnings rose to $14.2 million, up 57% over $9.0 million in the same period of 2022, due to the higher gross margins this year.

Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs, which are included in selling and administrative expenses). Wholesale distribution costs were $3.5 million in the second quarter of 2023 and $3.7 million in the same period of 2022. For the six-month periods ended June 30, wholesale distribution costs were $7.7 million in 2023 and $7.2 million in 2022.

North American Retail Segment

Net Sales

Net sales in our retail segment were a second-quarter record of $7.6 million, up 3% compared to our previous record of $7.4 million in 2022. The increase was primarily due to higher sales volumes across all our e-commerce websites. For the six months ended June 30, retail net sales were a record $16.6 million in 2023, up 8% over $15.3 million in 2022. The year-to-date increase was mainly driven by higher sales on the Florsheim and Stacy Adams websites. Brick-and-mortar sales were also up in the first half of 2023 compared to the same period last year.

Earnings from Operations

Retail gross earnings as a percent of net sales were 66.2% and 67.4% in the second quarters of 2023 and 2022, respectively. For the six months ended June 30, 2023, retail gross earnings were 66.2% of net sales, compared to 66.7% of net sales in the same period of 2022.

Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, and rent and occupancy costs. Retail selling and administrative expenses were $4.0 million, or 52% of net sales, for the quarter compared to $3.9 million, or 52% of net sales, in the second quarter of 2022. For the six months ended June 30, retail selling and administrative expenses totaled $8.6 million in 2023 and $8.2 million in 2022. As a percent of net sales, retail selling and administrative expenses were 52% and 54% in the first half of 2023 and 2022, respectively; the decrease was primarily due to lower e-commerce expenses relative to net sales, mainly outbound freight and advertising costs. We realized costs savings as a result of measures taken over the past year to control costs.

Retail operating earnings were $1.1 million in both the second quarters of 2023 and 2022. For the six months ended June 30, retail operating earnings were a record $2.4 million in 2023, up 21% over $1.9 million in 2022. The six-month earnings increase was primarily due to higher sales and improved profitability of our e-commerce businesses this year.

Other

Operating results reported in the “other” category consist entirely of the operating results at Florsheim Australia. Other net sales totaled $7.9 million, down slightly compared to $8.0 million in the second quarter of 2022. For the six months ended June 30, 2023, other net sales were $15.4 million, up 7% compared to $14.4 million in the same period one year ago. In local currency, Florsheim Australia’s net sales were up 7% and 14% for the quarter and year-to-date periods, respectively, with sales up in both its retail and wholesale businesses. The weakening of the Australian dollar relative to the U.S. dollar led to the lower sales growth in U.S. dollars this year.

Florsheim Australia’s gross earnings were 62.4% of net sales for the quarter compared to 61.3% of net sales in last year’s second quarter. For the six months ended June 30, Florsheim Australia’s gross earnings as a percent of net sales were 61.5% and 60.6% in 2023 and 2022, respectively.

Other operating earnings totaled $276,000 for the quarter versus $365,000 in last year’s second quarter. This decrease was primarily due to lower operating earnings in Asia. For the six months ended June 30, 2023, other operating earnings totaled $551,000 compared to $122,000 in the same period last year. The year-to-date earnings increase was largely due to improved results of the wholesale and retail businesses in Australia.

Other income and expense

Interest income was $190,000 and $89,000 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, interest income was $329,000 in 2023 and $180,000 in 2022. The increases in 2023 were due to more interest earned on the higher cash balances this year. Interest expense increased $121,000 and $505,000 during the three and six months ended June 30, 2023, compared to the same periods of 2022, due to interest incurred on the higher average debt balances this year.

Other (expense) income, net, totaled ($168,000) for the quarter compared to $181,000 in last year’s second quarter. For the year-to-date period, other (expense) income, net, totaled ($298,000) in 2023 and $175,000 in 2022. The increases in expense for both the quarter and year-to-date periods was primarily due to an increase in the non-service cost components of pension expense this year. See Note 7 in the Notes to the Consolidated Condensed Financial Statements (Unaudited) for additional details.

The effective income tax rates for the three months ended June 30, 2023 and 2022 were 26.2% and 24.1%, respectively. The effective income tax rates for the six months ended June 30, 2023 and 2022 were 25.9% and 25.3%, respectively. The 2023 and 2022 effective tax rates differed from the federal rate of 21% primarily because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term investments, short-term marketable securities, and our revolving line of credit. During the first six months of 2023, we generated $43.6 million of cash from operations compared to a use of cash totaling $18.7 million in the same period one year ago. The increase in 2023 was primarily due to higher net earnings and changes in operating assets and liabilities, principally accounts receivable and inventory. Our overall inventory as of June 30, 2023 was $103.9 million, down from $128.0 million at December 31, 2022. We have continued to bring down our inventory levels as supply chains have normalized, allowing us to bring in shoes closer to need.

We paid dividends totaling $6.9 million and $4.6 million in the first six-months of 2023 and 2022, respectively. The increase in 2023 was due to a shift in timing of our quarterly dividend payment schedule; the first six months of 2023 included three quarterly dividend payments, as our fourth quarter 2022 dividend was paid in early January 2023. Conversely, the first half of 2022 only included two quarterly dividend payments, as our fourth quarter 2021 dividend was paid in December 2021. On August 1, 2023, our Board of Directors declared a cash dividend of $0.25 per share to all shareholders of record on August 25, 2023, payable September 29, 2023.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first half of 2023, we repurchased 85,157 shares for a total cost of $2.1 million. As of June 30, 2023, we had the authority to repurchase approximately 954,000 shares under our previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $1.4 in the first six months of 2023. Management estimates that annual capital expenditures for 2023 will be between $2.0 million and $4.0 million.

At June 30, 2023, we had a $50.0 million revolving line of credit with a bank that is secured by a lien against our general business assets, and expires on September 28, 2023. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 145 basis points. Our line of credit agreement contains representations, warranties, and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At June 30, 2023, outstanding borrowings on the line of credit totaled $2.6 million at an interest rate of 6.54%, and we were in compliance with all financial covenants. At December 31, 2022, outstanding borrowings on the line of credit totaled $31.1 million at an interest rate of 5.77%. In the first six months of 2023, our cash collections exceeded cash outlays, reducing our borrowing balances this year. We expect to renew our line of credit later this year, but cannot provide any assurances that it will be renewed on terms acceptable to us, or at all.

As of June 30, 2023, approximately $4.8 million of cash and cash equivalents was held by our foreign subsidiaries.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are engaged in legal proceedings in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The table below presents information regarding our repurchases of our common stock in the three-month period ended June 30, 2023.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
04/01/2023 - 04/30/2023	15,978	$26.00	15,978	960,849
05/01/2023 - 05/31/2023	4,885	$26.10	4,885	955,964
06/01/2023 - 06/30/2023	1,942	$26.47	1,942	954,022
Total	22,805	26.06	22,805

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (included in Exhibit 101)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 9, 2023	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer and Secretary