Form 10-Q
period 2023-09-30
WEYCO GROUP INC
filed 2023-11-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

As of October 27, 2023, there were 9,497,622 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$33,397	$16,876
Investments, at fair value	110	107
Marketable securities, at amortized cost	1,096	1,385
Accounts receivable, net	53,209	53,298
Income tax receivable	250	945
Inventories	79,567	127,976
Prepaid expenses and other current assets	3,060	5,870
Total current assets	170,689	206,457

Marketable securities, at amortized cost	6,412	7,123
Deferred income tax benefits	979	1,038
Property, plant and equipment, net	29,337	28,812
Operating lease right-of-use assets	11,546	13,428
Goodwill	12,317	12,317
Trademarks	33,618	33,618
Other assets	23,962	23,827
Total assets	$288,860	$326,620

LIABILITIES AND EQUITY:
Short-term borrowings	$—	$31,136
Accounts payable	4,831	14,946
Dividend payable	—	2,290
Operating lease liabilities	3,840	4,026
Accrued liabilities	11,389	15,137
Total current liabilities	20,060	67,535

Deferred income tax liabilities	8,485	8,530
Long-term pension liability	15,866	15,523
Operating lease liabilities	8,640	10,661
Other long-term liabilities	426	466
Total liabilities	53,477	102,715

Common stock	9,511	9,584
Capital in excess of par value	71,269	70,475
Reinvested earnings	175,338	164,039
Accumulated other comprehensive loss	(20,735)	(20,193)
Total equity	235,383	223,905
Total liabilities and equity	$288,860	$326,620

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)

Net sales	$84,150	$96,971	$237,458	$252,690
Cost of sales	47,997	57,583	135,136	154,404
Gross earnings	36,153	39,388	102,322	98,286

Selling and administrative expenses	23,720	25,181	72,803	72,983
Earnings from operations	12,433	14,207	29,519	25,303

Interest income	269	86	598	266
Interest expense	(5)	(197)	(522)	(209)
Other (expense) income, net	(133)	141	(431)	316

Earnings before provision for income taxes	12,564	14,237	29,164	25,676

Provision for income taxes	3,227	3,467	7,518	6,358

Net earnings	$9,337	$10,770	$21,646	$19,318

Weighted average shares outstanding
Basic	9,451	9,535	9,458	9,560
Diluted	9,530	9,605	9,539	9,638

Earnings per share
Basic	$0.99	$1.13	$2.29	$2.02
Diluted	$0.98	$1.12	$2.27	$2.01

Cash dividends declared (per share)	$0.25	$0.24	$0.74	$0.72

Comprehensive income	$8,656	$9,248	$21,104	$17,406

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$21,646	$19,318
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities -
Depreciation	1,930	1,840
Amortization	204	213
Bad debt expense	107	135
Deferred income taxes	(82)	(215)
Net foreign currency transaction gains	(9)	(233)
Share-based compensation expense	996	1,157
Pension expense	970	53
Impairment of trademark	—	350
Net gain on remeasurement of contingent consideration	—	(407)
Increase in cash surrender value of life insurance	(315)	(450)
Changes in operating assets and liabilities -
Accounts receivable	(6)	(11,188)
Inventories	48,442	(41,134)
Prepaid expenses and other assets	2,775	1,319
Accounts payable	(10,164)	(10,116)
Accrued liabilities and other	(4,331)	(2,571)
Accrued income taxes	775	(139)
Net cash provided by (used for) operating activities	62,938	(42,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,015	1,495
Proceeds from sale of investment securities	—	8,050
Purchases of property, plant and equipment	(2,565)	(1,515)
Net cash (used for) provided by investing activities	(1,550)	8,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,285)	(6,878)
Shares purchased and retired	(3,439)	(3,264)
Net proceeds from stock options exercised	33	276
Payment of contingent consideration	(500)	—
Taxes paid related to the net share settlement of equity awards	(173)	(12)
Proceeds from bank borrowings	70,060	71,833
Repayments of bank borrowings	(101,196)	(37,168)
Net cash (used for) provided by financing activities	(44,500)	24,787

Effect of exchange rate changes on cash and cash equivalents	(367)	(612)

Net increase (decrease) in cash and cash equivalents	$16,521	$(9,863)

CASH AND CASH EQUIVALENTS at beginning of period	16,876	19,711

CASH AND CASH EQUIVALENTS at end of period	$33,397	$9,848

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,462	$6,729
Interest paid	$971	$209

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2023, may not necessarily be indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results specifically related to inventory reserves, realizability of deferred tax assets, goodwill, trademarks, and sales allowances could materially differ from those estimates, which would impact the reported amounts and disclosures in the consolidated financial statements and accompanying notes.

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

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share amounts)
Numerator:
Net earnings	$9,337	$10,770	$21,646	$19,318

Denominator:
Basic weighted average shares outstanding	9,451	9,535	9,458	9,560
Effect of dilutive securities:
Employee share-based awards	79	70	81	78
Diluted weighted average shares outstanding	9,530	9,605	9,539	9,638

Basic earnings per share	$0.99	$1.13	$2.29	$2.02

Diluted earnings per share	$0.98	$1.12	$2.27	$2.01

Diluted weighted average shares outstanding for the three months ended September 30, 2023, excluded anti-dilutive stock options totaling 606,000 shares of common stock at a weighted average exercise price of $28.13. Diluted weighted average shares outstanding for the nine months ended September 30, 2023, excluded anti-dilutive stock options totaling 692,000 shares of common stock at a weighted average exercise price of $28.56. Diluted weighted average shares outstanding for the three months ended September 30, 2022, excluded anti-dilutive stock options totaling 1,046,000 shares of common stock at a weighted average exercise price of $26.80. Diluted weighted average shares outstanding for the nine months ended September 30, 2022, excluded anti-dilutive stock options totaling 819,000 shares of common stock at a weighted average exercise price of $27.59.

4.    Investments

Investments, at fair value

At both September 30, 2023 and December 31, 2022, we had $0.1 million of cash invested in highly liquid taxable bond funds. We classify these investments as trading securities and report them at fair value. There were no significant unrealized gains or losses on these investments in the three or nine months ended September 30, 2023 and 2022. The fair value measurements of these investments are based on quoted market prices in active markets, and thus represent a Level 1 valuation as defined by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

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

Below is a summary of the amortized cost and estimated market values of our marketable securities as of September 30, 2023, and December 31, 2022.

	September 30, 2023		December 31, 2022
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable Securities:
Current	$1,096	$1,093	$1,385	$1,381
Due from one through five years	3,264	3,127	3,977	3,950
Due from six through ten years	3,148	3,069	2,347	2,455
Due from eleven through twenty years	—	—	799	773
Total	$7,508	$7,289	$8,508	$8,559

The unrealized gains and losses on marketable securities at September 30, 2023, and at December 31, 2022, were as follows:

	September 30, 2023		December 31, 2022
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable Securities	$160	$(379)	$145	$(94)

The estimated market values provided are Level 2 valuations as defined by ASC 820. We reviewed our portfolio of investments as of September 30, 2023, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

During the nine months ended September 30, 2023, there were no changes in the carrying value of our indefinite-lived intangible assets (goodwill and trademarks). Our amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		September 30, 2023			December 31, 2022
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,936)	$564	$3,500	$(2,761)	$739
Total amortizable intangible assets		$3,500	$(2,936)	$564	$3,500	$(2,761)	$739

Amortization expense related to the intangible assets was approximately $58,000 in both the third quarters of 2023 and 2022. For both the nine-month periods ended September 30, 2023 and September 30, 2022, amortization expense related to the intangible assets was approximately $175,000.

6.    Segment Information

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. The “other” category in the table below includes our wholesale and retail operations in Australia, South Africa, and Asia Pacific, which do not meet the criteria for separate reportable segment classification. Summarized segment data for the three and nine-month periods ended September 30, 2023 and 2022, were as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2023
Product sales	$68,927	$7,584	$7,094	$83,605
Licensing revenues	545	—	—	545
Net sales	$69,472	$7,584	$7,094	$84,150
Earnings from operations	$11,251	$926	$256	$12,433

2022
Product sales	$81,183	$7,129	$8,205	$96,517
Licensing revenues	454	—	—	454
Net sales	$81,637	$7,129	$8,205	$96,971
Earnings from operations	$12,906	$825	$476	$14,207

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2023
Product sales	$189,118	$24,141	$22,484	$235,743
Licensing revenues	1,715	—	—	1,715
Net sales	$190,833	$24,141	$22,484	$237,458
Earnings from operations	$25,435	$3,277	$807	$29,519

2022
Product sales	$206,435	$22,409	$22,562	$251,406
Licensing revenues	1,284	—	—	1,284
Net sales	$207,719	$22,409	$22,562	$252,690
Earnings from operations	$21,939	$2,766	$598	$25,303

7.    Employee Retirement Plans

The components of our pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Service cost	$116	$111	$350	$334
Interest cost	658	438	1,974	1,315
Expected return on plan assets	(575)	(751)	(1,726)	(2,253)
Net amortization and deferral	124	219	372	657
Pension expense	$323	$17	$970	$53

The components of pension expense other than the service cost component were included in “other (expense) income, net” in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

8.    Leases

We lease retail shoe stores, as well as several office and distribution facilities worldwide. These leases have original lease periods expiring between 2023 and 2029. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Operating lease costs	$1,119	$1,283	$3,744	$3,855
Variable lease costs (1)	40	—	91	10
Total lease costs	$1,159	$1,283	$3,835	$3,865

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of September 30, 2023:

Operating Leases
(Dollars in thousands)
2023, excluding the nine months ended September 30, 2023	$1,129
2024	4,054
2025	3,169
2026	2,736
2027	1,599
Thereafter	1,061
Total lease payments	13,748
Less imputed interest	(1,268)
Present value of lease liabilities	$12,480

The operating lease liabilities are classified in the consolidated condensed balance sheets (unaudited) as follows:

	September 30, 2023	December 31, 2022

	(Dollars in thousands)
Operating lease liabilities - current	$3,840	$4,026
Operating lease liabilities - non-current	8,640	10,661
Total	$12,480	$14,687

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.25%.  As of September 30, 2023, our leases had a weighted-average remaining lease term of 3.8 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,204	$1,160	$3,728	$3,444
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$99	$3,710	$1,571	$5,870

9.    Income Taxes

The effective income tax rates for the three months ended September 30, 2023 and 2022 were 25.7% and 24.4%, respectively. The effective income tax rates for the nine months ended September 30, 2023 and 2022 were 25.8% and 24.8%, respectively. The 2023 and 2022 effective tax rates differed from the federal rate of 21% primarily because of state and foreign taxes.

10.  Share-Based Compensation Plans

During the three and nine months ended September 30, 2023, we recognized $321,000 and $996,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2018 through 2023. During the three and nine months ended September 30, 2022, we recognized $339,000 and $1,157,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2017 through 2022.

The following table summarizes our stock option activity for the nine-month period ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2022	1,345,369	$25.83
Granted	149,200	$25.79
Exercised	(404,564)	$25.36
Forfeited or expired	(31,890)	$25.59
Outstanding at September 30, 2023	1,058,115	$26.02	6.9	$1,682,000
Exercisable at September 30, 2023	609,387	$26.82	5.7	$1,041,000

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our common stock on September 29, 2023 of $25.35 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the nine-month period ended September 30, 2023:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested at December 31, 2022	71,808	$24.67
Issued	27,700	25.79
Vested	(28,243)	25.65
Forfeited	(2,175)	25.13
Non-vested at September 30, 2023	69,090	$25.54	2.9	$1,751,000

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our common stock on September 29, 2023 of $25.35 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

On September 28, 2023, we amended our line of credit agreement. The amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 28, 2024 and has a maximum available borrowing limit of $40.0 million. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. The Amended Credit Agreement is secured by a security interest in our general business assets, and contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At September 30, 2023, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

12.  Financial Instruments

At September 30, 2023, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.2 million U.S. dollars at a price of approximately $1.7 million Australian dollars. These contracts all expire in 2023. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

13.  Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands)
Net earnings	$9,337	$10,770	$21,646	$19,318
Foreign currency translation adjustments	(773)	(1,684)	(817)	(2,398)
Pension liability adjustment, net of tax of $32, $57, $97, and $171, respectively	92	162	275	486
Total comprehensive income	$8,656	$9,248	$21,104	$17,406

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2023	2022

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,413)	$(8,596)
Pension liability, net of tax	(11,322)	(11,597)
Total accumulated other comprehensive loss	$(20,735)	$(20,193)

The following tables show changes in accumulated other comprehensive loss during the nine months ended September 30, 2023 and 2022:

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)
Other comprehensive loss before reclassifications	(817)	—	(817)
Amounts reclassified from accumulated other comprehensive loss	—	275	275
Net current period other comprehensive (loss) income	(817)	275	(542)
Ending balance, September 30, 2023	$(9,413)	$(11,322)	$(20,735)

	Foreign	Defined
	Currency	Benefit
	Translation	Pension
	Adjustments	Items	Total
Beginning balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)
Other comprehensive loss before reclassifications	(2,398)	—	(2,398)
Amounts reclassified from accumulated other comprehensive loss	—	486	486
Net current period other comprehensive (loss) income	(2,398)	486	(1,912)
Ending balance, September 30, 2022	$(9,181)	$(17,525)	$(26,706)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three and nine month periods ended September 30, 2023 and 2022:

	Amounts Reclassified from Accumulated Other Comprehensive Loss					Affected line item in the
	Three Months Ended September 30,		Nine Months Ended September 30,			statement where net income is
	2023	2022	2023	2022		presented
Amortization of defined benefit pension items
Prior service cost	$5	$2	$15	$5	(1)	Other (expense) income, net
Actuarial losses	119	217	357	652	(1)	Other (expense) income, net
Total before tax	124	219	372	657
Tax benefit	(32)	(57)	(97)	(171)
Net of tax	$92	$162	$275	$486

(1)	These amounts were included in pension expense. See Note 7 for additional details.

14.  Equity

The following table reconciles our equity for the nine months ended September 30, 2023:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)
Net earnings	—	—	7,445	—
Foreign currency translation adjustments	—	—	—	(306)
Pension liability adjustment, net of tax	—	—	—	99
Cash dividends declared	—	—	(2,289)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	15	—	—
Share-based compensation expense	—	338	—	—
Shares purchased and retired	(62)	—	(1,478)	—
Balance, March 31, 2023	$9,523	$70,828	$167,717	$(20,400)
Net earnings	—	—	4,864	—
Foreign currency translation adjustments	—	—	—	262
Pension liability adjustment, net of tax	—	—	—	84
Cash dividends declared	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	29	(194)	—	—
Share-based compensation expense	—	337	—	—
Shares purchased and retired	(23)	—	(571)	—
Balance, June 30, 2023	$9,529	$70,971	$169,633	$(20,054)
Net earnings	—	—	9,337	—
Foreign currency translation adjustments	—	—	—	(773)
Pension liability adjustment, net of tax	—	—	—	92
Cash dividends declared	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	6	3	—	—
Issuance of restricted stock	28	(28)	—	—
Restricted stock forfeited	(2)	2	—	—
Share-based compensation expense	—	321	—	—
Shares purchased and retired	(50)	—	(1,255)	—
Balance, September 30, 2023	$9,511	$71,269	$175,338	$(20,735)

The following table reconciles our equity for the nine months ended September 30, 2022:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)
Net earnings	—	—	4,053	—
Foreign currency translation adjustments	—	—	—	521
Pension liability adjustment, net of tax	—	—	—	154
Cash dividends declared	—	—	(2,316)	—
Stock options exercised, net of shares withheld for emloyee taxes and strike price	—	8	—	—
Share-based compensation expense	—	350	—	—
Shares purchased and retired	(75)	—	(1,722)	—
Balance, March 31, 2022	$9,634	$69,076	$147,777	$(24,119)
Net earnings	—	—	4,495	—
Foreign currency translation adjustments	—	—	—	(1,235)
Pension liability adjustment, net of tax	—	—	—	170
Cash dividends declared	—	—	(2,307)	—
Stock options exercised, net of shares withheld for emloyee taxes and strike price	15	193	—	—
Share-based compensation expense	—	468	—	—
Shares purchased and retired	(29)	—	(701)	—
Balance, June 30, 2022	$9,620	$69,737	$149,264	$(25,184)
Net earnings	—	—	10,770	—
Foreign currency translation adjustments	—	—	—	(1,684)
Pension liability adjustment, net of tax	—	—	—	162
Cash dividends declared	—	—	(2,310)	—
Stock options exercised, net of shares withheld for emloyee taxes and strike price	3	45	—	—
Issuance of restricted stock	28	(28)	—	—
Share-based compensation expense	—	339	—	—
Shares purchased and retired	(30)	—	(707)	—
Balance, September 30, 2022	$9,621	$70,093	$157,017	$(26,706)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year-ended December 31, 2022, filed on March 13, 2023, which information is incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

The Company designs and markets quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake. Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars.

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations include our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

EXECUTIVE OVERVIEW

Sales in our North American wholesale segment were down 15% for the quarter, compared to a record third quarter last year. Wholesale sales in 2022 reflected strong consumer demand, but also significant pipeline fill as many accounts were replenishing stock depleted due to pandemic-related supply chain delays. This quarter was our second most profitable third quarter in terms of wholesale operating earnings, second only to last year. This year, the retail environment is more challenging due to macro-economic pressures, and consumers are being cautious in terms of expenditures on footwear and apparel. With demand softening, retailers are being conservative with at-once and future orders at the wholesale level.

The change in retail dynamics is most apparent in the outdoor market. Given the spike in demand in 2021 and the first half of last year, retailers placed heavy orders with the expectation of strong consumer sell-throughs. Sales did not keep pace in the back half of last year, and the outdoor trade channel entered 2023 with an inventory glut. The situation has been exacerbated by unseasonably warm weather in early Fall. As a result, sales of the BOGS brand declined 42%, compared to record sales last year, with retailers placing fewer orders due to the current saturation of product in the market. While the majority of our BOGS’ inventory is in core product that remains valid from year to year, we are also taking steps to reduce inventory of slower moving styles. We anticipate that the inventory backlog in the outdoor footwear category will not normalize until the second half of 2024. While the market is challenging, we are optimistic about the brand’s long-term growth prospects given BOGS’ strong consumer loyalty. We continue to develop new BOGS product with a special focus on less insulated footwear with a longer selling season.

In our legacy business, Florsheim net sales were down 7%, compared to record sales for the brand in last year’s third quarter. Sales of Stacy Adams were down 1%, and sales of the Nunn Bush brand were up 11%, with the increase driven in part by incremental sales in the casual and hybrid categories, and sales of new programs to a few large retailers. All three brands maintained solid retail sell-throughs during the quarter despite a general slowdown in the more refined footwear category. We are encouraged by our progress in selling hybrid footwear that is more casual in nature but can be worn across a variety of settings from office to social occasions. Consumers are gravitating towards this category of footwear, and we see this as an important growth area for our Legacy business. From a product development perspective, we are expanding our range of hybrid footwear while selectively adding to our true casual and refined footwear assortment.

Retail sales were up 6% for the quarter with the increase driven primarily by our e-commerce business. Footwear industry statistics indicate the e-commerce sales channel is down year-to-date, so it is encouraging that we continue to grow our e-commerce platform in a very competitive environment.

Sales at Florsheim Australia were down 14%, and in local currency, were down 10%. The Australian market is facing some of the same challenges as in the U.S. regarding softness in the footwear and apparel category. We also lost a sizeable wholesale account that impacted our wholesale shipments for the quarter. Going forward, we believe that we will make up some of this deficit in the Australian market through other accounts as well as the transfer of the Asia-Pacific wholesale business to the Florsheim Australia office.

Third Quarter Highlights

Consolidated net sales were $84.2 million, down 13% compared to record third-quarter sales of $97.0 million in 2022. Consolidated gross earnings increased to 43.0% of net sales compared to 40.6% of net sales in last year’s third quarter, due mainly to higher gross margins in our Wholesale segment. Earnings from operations were $12.4 million, down 12% compared to record operating earnings of $14.2 million in 2022. Quarterly net earnings totaled $9.3 million, or $0.98 per diluted share, compared to record net earnings of $10.8 million, or $1.12 per diluted share, last year.

Year-to-Date Highlights

Consolidated net sales for the first nine months of 2023 were $237.5 million, down 6% compared to record sales of $252.7 million in the first nine months of 2022. Consolidated gross earnings were 43.1% of net sales in the first nine months of 2023 versus 38.9% of net sales in the same period one year ago. The increase was primarily due to higher gross margins in our Wholesale segment. Year-to-date consolidated operating earnings were a record $29.5 million in 2023, up 17% over our previous record of $25.3 million in 2022. Our net earnings reached a record $21.6 million, or $2.27 per diluted share, in the first nine months of 2023, up 12% over our previous record of $19.3 million, or $2.01 per diluted share, in 2022.

Financial Position Highlights

At September 30, 2023, our cash, short-term investments, and marketable securities totaled $41.0 million and we had no debt outstanding on our $40.0 million revolving line of credit. During the first nine months of 2023, we generated $62.9 million of cash from operations, due mainly to reductions in inventory levels. We paid off $31.1 million on our line of credit, paid $9.3 million in dividends, repurchased $3.4 million of our common stock, and we had $2.6 million of capital expenditures during the period.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$69,472	$81,637	-15%	$190,833	$207,719	-8%
North American Retail	7,584	7,129	6%	24,141	22,409	8%
Other	7,094	8,205	-14%	22,484	22,562	0%
Total	$84,150	$96,971	-13%	$237,458	$252,690	-6%

Earnings from Operations
North American Wholesale	$11,251	$12,906	-13%	$25,435	$21,939	16%
North American Retail	926	825	12%	3,277	2,766	18%
Other	256	476	-46%	807	598	35%
Total	$12,433	$14,207	-12%	$29,519	$25,303	17%

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2023	2022	Change	2023	2022	Change

	(Dollars in thousands)
North American Wholesale Segment Net Sales
Stacy Adams	$14,348	$14,544	-1%	$43,750	$47,131	-7%
Nunn Bush	15,401	13,824	11%	41,681	40,001	4%
Florsheim	22,638	24,463	-7%	69,303	70,505	-2%
BOGS/Rafters	16,057	27,735	-42%	33,298	47,607	-30%
Forsake	483	617	-22%	1,086	1,191	-9%
Total North American Wholesale	$68,927	$81,183	-15%	$189,118	$206,435	-8%
Licensing	545	454	20%	1,715	1,284	34%
Total North American Wholesale Segment	$69,472	$81,637	-15%	$190,833	$207,719	-8%

Wholesale sales for the quarter and year-to-date periods were down across most of our major brands (Stacy Adams, Florsheim, and BOGS/Rafters) due to reduced demand in 2023 following record growth in 2022. Last year’s sales were up significantly due to post-pandemic retailer pipeline fill and strong consumer demand. So far in 2023, most of our brands experienced decreases in pairs sold, as the footwear industry returned to its normal cycle, and as many retailers in the U.S. and Canada continue to pare back higher levels of inventory. BOGS has been particularly impacted by this slowdown due to the current saturation of product in the outdoor footwear market, and due to the mild start to Fall. Nunn Bush sales rose 11% and 4% for the quarter and year-to-date periods, respectively, due mainly to new programs with a few large retailers that performed well in the third quarter.

Licensing revenues consist of royalties earned on the sales of branded apparel, accessories, and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets.

Earnings from Operations

Wholesale gross earnings were 38.6% of net sales in the third quarter of 2023 compared to 36.3% of net sales last year. Quarterly gross margins improved as a result of lower inventory costs compared to last year, primarily related to inbound freight costs. For the nine months ended September 30, wholesale gross earnings were 38.0% of net sales in 2023 and 33.5% of net sales in 2022.  The increase in gross margins for the year-to-date period was due to higher selling prices and lower inbound freight costs. In the first half of last year, gross margins were negatively impacted by inflated inbound freight costs as a result of the global supply chain issues at that time, which have since eased.

Wholesale selling and administrative expenses include, and are primarily related to, distribution costs, salaries and commissions, advertising costs, employee benefit costs and depreciation. Wholesale selling and administrative expenses were $15.6 million for the quarter compared to $16.7 million last year. The decrease was primarily due to lower employee costs, mainly commission-based compensation. As a percent of net sales, wholesale selling and administrative expenses were 22% and 21% of net sales in the third quarters of 2023 and 2022, respectively. For the nine months ended September 30, wholesale selling and administrative expenses were $47.1 million, or 25% of net sales, in 2023 versus $47.7 million, or 23% of net sales, in 2022.

Wholesale operating earnings totaled $11.3 million for the quarter, down 13% from $12.9 million in last year’s third quarter, due primarily to lower sales. For the nine months ended September 30, wholesale operating earnings reached a record $25.4 million in 2023, up 16% over our previous record of $21.9 million in 2022. The year-to-date earnings increase was primarily due to higher gross margins.

Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Wholesale distribution costs were $3.8 million in the third quarter of 2023 and $4.1 million in the same period of 2022.  For the nine-month periods ended September 30, wholesale distribution costs were $11.5 million in 2023 and $11.3 million in 2022.

North American Retail Segment

Net Sales

Net sales in our retail segment were a third-quarter record of $7.6 million in 2023, up 6% compared to our previous record of $7.1 million last year. The quarterly increase was due to higher sales across all our domestic e-commerce websites, with the largest increases at BOGS and Florsheim. For the nine months ended September 30, retail net sales reached a record $24.1 million in 2023, up 8% over our previous record of $22.4 million in 2022. The year-to-date increase was due to higher sales volumes across all our e-commerce websites, with the largest increase at Florsheim. Brick-and-mortar sales for the first nine months of 2023 were relatively flat compared to last year.

Earnings from Operations

Retail gross earnings as a percent of net sales were 65.4% and 66.3% in the third quarters of 2023 and 2022, respectively. For the nine months ended September 30, 2023, retail gross earnings were 66.0% of net sales, compared to 66.5% of net sales in the same period of 2022.

Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, and rent and occupancy costs. Retail selling and administrative expenses were $4.0 million, or 53% of net sales, in the third quarter of 2023 versus $3.9 million, or 55% of net sales, in the third quarter of 2022. For the nine months ended September 30, retail selling and administrative expenses were $12.6 million, or 52% of net sales, in 2023 and $12.1 million, or 54% of net sales, in 2022.

Retail operating earnings rose to $926,000 for the quarter, up 12% compared to $825,000 in last year’s third quarter. For the nine months ended September 30, retail operating earnings were $3.3 million in 2023, up 18% over $2.8 million in 2022. The increases for the quarter and year-to-date periods were primarily due to higher earnings from our e-commerce businesses, driven by higher web sales.

Other

Operating results reported in the “other” category consist entirely of the operating results at Florsheim Australia. Third quarter 2023 net sales of Florsheim Australia totaled $7.1 million, down 14% compared to $8.2 million in the third quarter of 2022. In local currency, its net sales were down 10%, primarily in its wholesale businesses. For the nine months ended September 30, 2023, other net sales were $22.5 million, down slightly compared to $22.6 million in the same period one year ago. In local currency, Florsheim Australia’s net sales were up 5% for the year-to-date period, due to higher sales in its retail businesses partially offset by lower sales in its wholesale businesses. The weakening of the Australian dollar relative to the U.S. dollar led to the lower sales growth in U.S. dollars this year.

Florsheim Australia’s gross earnings were 61.6% of net sales for the quarter compared to 61.4% of net sales in last year’s third quarter. For the nine months ended September 30, its gross earnings as a percent of net sales were 61.5% and 60.9% in 2023 and 2022, respectively.

Other operating earnings totaled $256,000 for the quarter versus $476,000 last year. The decrease was primarily due to lower earnings in Australia’s wholesale businesses, as a result of lower sales. For the nine-months ended September 30, 2023, other operating earnings totaled $807,000, compared to $598,000 in the same period last year. The year-to-date earnings increase was largely due to improved results of the retail businesses in Australia.

Other income and expense

Interest income was $269,000 and $86,000 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, interest income was $598,000 in 2023 and $266,000 in 2022. The increases in 2023 were due to more interest earned on the higher cash balances this year. Interest expense decreased $192,000 in the three months ended September 30, 2023, compared to the same period of 2022, due to less interest incurred as we paid off our debt in the 2023 quarter. Interest expense for the nine months ended September 30, 2023 was up $313,000 over the same period of 2022, due to interest incurred on the higher average debt balances earlier this year.

Other (expense) income, net, totaled ($133,000) for the quarter compared to $141,000 in last year’s third quarter. For the year-to-date period, other (expense) income, net, totaled ($431,000) in 2023 and $316,000 in 2022. The increases in expense for both the quarter and year-to-date periods was primarily due to an increase in the non-service costs components of pension expense this year. See Note 7 in the Notes to Consolidated Condensed Financial Statements (Unaudited) for additional details.

The effective income tax rates for the three months ended September 30, 2023 and 2022 were 25.7% and 24.4%, respectively. The effective income tax rates for the nine months ended September 30, 2023 and 2022 were 25.8% and 24.8%, respectively. The 2023 and 2022 effective tax rates differed from the federal rate of 21% primarily because of state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term investments, short-term marketable securities, and our revolving line of credit. During the first nine months of 2023, we generated $62.9 million of cash from operations compared to a use of cash totaling $42.1 million in the same period one year ago. The increase in 2023 was primarily due to changes in operating assets and liabilities, principally inventory. Our inventory level was $79.6 million as of September 30, 2023 compared to $128.0 million at December 31, 2022.  We believe our inventory is now at a normalized level, and we continue to review areas of slow-moving product.

We paid dividends totaling $9.3 million and $6.9 million in the first nine months of 2023 and 2022, respectively. The increase in 2023 was due to a shift in timing of our quarterly dividend payment schedule; the first nine months of 2023 included four quarterly dividend payments, as our fourth quarter 2022 dividend was paid in early January 2023. Conversely, the first nine months of 2022 only included three dividend payments, as our fourth quarter 2021 dividend was paid in December 2021. On November 7, 2023, our Board of Directors declared a cash dividend of $0.25 per share to all shareholders of record on November 27, 2023, payable on January 2, 2024.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first nine of 2023, we repurchased 135,513 shares for a total cost of $3.4 million. As of September 30, 2023, we had the authority to repurchase approximately 904,000 shares under our previously announced stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $2.6 million in the first nine months of 2023.  Management estimates that total capital expenditures for 2023 will be between $3.0 million and $4.0 million.

On September 28, 2023, we amended our line of credit agreement. The amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 28, 2024 and has a maximum available borrowing limit of $40.0 million. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. The Amended Credit Agreement is secured by a security interest in our general business assets, and contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At September 30, 2023, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants. At December 31, 2022, outstanding borrowings on the line of credit totaled $31.1 million at an interest rate of 5.77%. So far in 2023, our cash provided by operations exceeded cash outlays, which allowed us to repay outstanding borrowings under our line of credit.

As of September 30, 2023, approximately $4.5 million of cash and cash equivalents was held by our foreign subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The table below presents information regarding our repurchases of our common stock in the three-month period ended September 30, 2023.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
07/01/2023 - 07/31/2023	7,931	$26.29	7,931	946,091
08/01/2023 - 08/31/2023	30,144	25.75	30,144	915,947
09/01/2023 - 09/30/2023	12,281	26.08	12,281	903,666
Total	50,356	$25.92	50,356

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith

10.1	Third Amendment to Credit Agreement, dated as of September 28, 2023	Exhibit 10.9 to Form 8-K filed September 29, 2023

10.2	Third Amended and Restated Revolving Loan Note, dated September 28, 2023	Exhibit 10.10 to Form 8-K filed September 29, 2023

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 9, 2023	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer and Secretary