Form 10-K
period 2023-12-31
WEYCO GROUP INC
filed 2024-03-14
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023, or

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2023, was $156,202,000. This was based on the closing price of $26.69 per share as reported by Nasdaq on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2024, there were 9,507,365 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 7, 2024, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2023

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

Weyco Group, Inc., and its subsidiaries (collectively, "we," "our," "us," and the “Company”) designs, markets, and distributes quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake. Trademarks we maintain on our brands are important to our business. Our products consist primarily of mid-priced leather dress shoes, casual footwear composed of man-made materials and leather, and outdoor boots, shoes, and sandals. Our footwear is available in a broad range of sizes and widths, primarily designed to meet the needs and desires of the general American population.

We purchase finished shoes from outside suppliers, primarily located in China and India, and we have recently begun contracting with suppliers located in Cambodia, Vietnam, and the Dominican Republic.  Almost all of these foreign-sourced purchases are denominated in U.S. dollars. While we source from more than 80 suppliers, our two largest suppliers each accounted for more than 10% of our total inventory purchases in 2023. Costs from our suppliers have historically been relatively stable, although in recent years there have been upward cost pressures due to higher freight, labor, and material costs, as well as due to tariffs and other trade protection measures.  Since the pandemic in 2020, there have been worldwide supply chain challenges that first caused inbound freight costs to increase, and more recently returned to just above pre-pandemic levels.

Our business is separated into two reportable segments – the North American wholesale segment (“Wholesale”) and the North American retail segment (“Retail”). We also have other wholesale and retail businesses overseas in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). However, we ceased operations in the Asia Pacific region in 2023, and are in the final stages of winding down this business.

Sales in our Wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 79% and 81% of total net sales in 2023 and 2022, respectively.  At Wholesale, our shoes are marketed by retailers throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2023 and 2022, no individual customer represented 10% or more of our total net sales. We employ traveling salespeople and independent sales representatives who sell our products to retail outlets. Shoes are shipped to these retailers primarily from our distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, its strong presence in the winter and outdoor boot category results in some seasonality; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, we carry significant amounts of inventory to meet customer delivery requirements and periodically provide extended payment terms to customers.  We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.

Sales in our Retail segment constituted 12% and 10% of total net sales in 2023 and 2022, respectively.  The Retail segment consists of e-commerce businesses and four brick and mortar stores in the United States.  Retail sales are made directly to consumers on our websites, or by our employees in our stores.  We believe that the results of our Retail segment will continue to be driven by our e-commerce businesses, as we have a limited number of brick-and-mortar stores. We intend to continue to focus on investing in and growing our e-commerce businesses.

Sales of our other businesses constituted 9% of total net sales in both 2023 and 2022, respectively. These sales came from our wholesale and retail operations at Florsheim Australia.

As of December 31, 2023, we employed 608 persons worldwide, of whom 397 were full-time employees.

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

Risk factors related to our operations

We rely on independent foreign sources of production and the availability of leather, rubber and other raw materials; a deterioration in our relationships, or other issues affecting such manufacturers and/or issues with the availability of raw materials could have unfavorable effects on our business.

We purchase all our products from independent foreign manufacturers, primarily in China and India.  Although we believe that we have good working relationships with our manufacturers, we do not have long-term contracts with them. Thus, we could experience increases in manufacturing costs, disruptions in the timely supply of products or unanticipated reductions in manufacturing capacity, any of which could negatively impact our business, results of operations and financial condition. We can move production to different suppliers; however, the transition may not occur smoothly or quickly, or at the same cost, which could result in us missing customer delivery date requirements and, consequently, we could lose future orders and our reputation may be harmed.

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

A disruption in our supply chain could adversely affect our profitability.

Most of our products for North American distribution are shipped to us via ocean freight carriers to ports primarily on the west coast of North America. Our reliance on ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port congestion, severe weather conditions, labor issues, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increased costs and disruption of business. In 2021 and in the first half of 2022, our supply chain was disrupted by congestion throughout the supply chain, domestic port and warehousing delays, and container shortages, resulting in us incurring premium freight charges on a portion of our imports. In addition to these factors, global inflation has contributed to already higher incremental freight costs. Severe disruptions of the supply chain may force us to use more expensive methods to ship our products, and we may not be able to meet our customers’ delivery requirements, which may result in the loss of sales.

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

If we fail to maintain effective internal control procedures over our financial reporting and disclosures, investor confidence may be adversely affected thereby affecting the value of our stock price.

We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls resulting in a material weakness in our internal control over financial reporting, and/or if we are unable to remediate a material weakness on a timely basis, our business, results of operations, financial condition and/or the value of our stock may be adversely impacted.

In 2023, we identified a material weakness in our internal control over financial reporting. Please see Item 9A of this Form 10-K for a full discussion of this item.

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

Our success is dependent upon our ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. For example, as a result of the COVID-19 pandemic, purchases of dress and other dress-casual footwear were negatively affected in 2020 through early 2022 as many consumers worked from home due to stay-at-home orders or otherwise, and social as well as other occasion-related events were cancelled. Failure to predict or effectively respond to trends or preferences could have an adverse impact on our sales volume and overall performance, as well as have a negative impact on our reputation.

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

In response to the ongoing military conflict between Russia and Ukraine, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. The situation remains uncertain and it is difficult to predict the impact that the conflict and actions taken in response to it will have on our business. Our business may be impacted as a result of various factors, including inflation and actions taken to combat inflation, increased energy prices, a slowing U.S. economy, more ocean freight disruptions, increased cyber-attacks, and reduced consumer confidence.

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

We sell footwear in our retail stores and on our websites, and therefore we and/or our third-party credit card processors must process, store, and transmit large amounts of data, including personal information of our customers. Failure to prevent or mitigate data loss or other security breaches, including breaches of our technology and systems, could expose us or our customers to a risk of loss or misuse of such information, which could adversely affect our operating results, result in litigation or potential liability, and/or otherwise harm our business and/or reputation.  Our technology and systems, as well as those of our partners have, and in the future may, become the target of cyberattacks. To our knowledge, we have not experienced a material breach; however, in order to address these risks, we have secured cyber insurance and use third party technology and systems to aid in safeguarding our data and systems, including, without limitation, encryption and authentication technology, content delivery to customers, back-office support, and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

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

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments may be widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics considered in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with laws, and the role of the company’s board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet investors’ or society’s ESG expectations, which could have a material adverse effect on our business, financial condition and operating results.

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

Risk factors related to COVID-19 and other infectious diseases

Future public health emergencies, including a resurgence in the COVID-19 pandemic, could have a long duration and significant impacts that could adversely affect our operations, supply chain, distribution, and demand for our products, which could, in turn, have a material adverse effect on our business and results.

The COVID-19 pandemic had widespread, rapidly-evolving, and unpredicted impacts on global financial markets and business practices. As conditions fluctuated, governments responded by adjusting their restrictions and guidelines accordingly. The scope, nature, and duration of any future public health emergencies, including a resurgence in the COVID-19 pandemic, is uncertain. While the COVID-19 pandemic has subsided with the normalization of living with COVID-19 following the increase in accessibility to COVID-19 vaccines and antiviral treatments, the full impact of a future public health emergency or a resurgence of the COVID-19 pandemic on our business, financial condition, and results of operations is uncertain and will continue to depend on future developments, such as the ultimate duration and scope of the health emergency, its impact on our employees, customers and suppliers, the effectiveness and adoption of vaccines and therapeutics and the broader implications on the macro-economic environment. Such emergencies may cause or require us to take actions that alter our business operations as may be required by federal, state, or local authorities, or which we determine to be in the best interests of our employees, customers, suppliers, and shareholders.

Public health emergency-related factors that have impacted us, or may negatively impact, sales, gross margin and other results of operations in the future include, but are not limited to: limitations on the ability of our suppliers to obtain necessary raw materials and parts to manufacture, or procure from manufacturers, the products we sell; transportation delays and other logistical challenges resulting in longer lead times; limitations on the ability of our employees to perform their work due to illness or other disruptions caused by the pandemic, including local, state, or federal orders requiring employees to remain at home; labor shortages or an increase in the cost of labor; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to purchase our products; and limitations on the ability of our customers to pay us on a timely basis.

The potential negative financial of a future public health emergency or a resurgence of the COVID-19 pandemic on our business and results of operations cannot be reasonably estimated but could be material and last for an extended period of time.

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

We maintain an investment portfolio consisting primarily of investment-grade municipal bond investments. Our investment policy only permits the purchase of investment-grade securities. Our investment portfolio totaled $6.6 million as of December 31, 2023, or approximately 2% of total assets.  If the value of municipal bonds in general or any of our municipal bond holdings deteriorate, the performance of our investment portfolio, financial condition, results of operations, and liquidity may be materially and adversely affected.

Risk factors related to our capital structure

The limited public float and trading volume for our Company’s stock may have an adverse impact on the stock price or make it difficult to liquidate.

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family and company insiders own more than 50% of the stock and one institutional shareholder holds a significant block. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock.  Consequently, we have a relatively small public float and low average daily trading volume, which could affect a shareholder’s ability to sell stock or the price at which it can be sold.  In addition, future sales of substantial amounts of our common stock in the public market by large shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

ITEM 1B    UNRESOLVED STAFF COMMENTS

None

ITEM 1C    CYBERSECURITY

Risk Management and Strategy

We face various cybersecurity risks and threats that could have a material adverse effect on our business, operations, financial performance, liquidity, and reputation. We have implemented processes and systems to identify, assess, and manage these risks and threats, as well as to prevent, detect, and respond to any cybersecurity incidents that may occur, which is integrated into our overall risk management process. We also have a comprehensive cybersecurity strategy, policy, and program that aligns with our business objectives and risk appetite. We regularly review and update our cybersecurity strategy, policy, and program to address the evolving nature and scope of cybersecurity risks and threats. In addition, we consider the cybersecurity practices of our third-party service providers, through a general security assessment and contractual requirements, as appropriate, before engaging them in order to help identify and mitigate cybersecurity risks associated with those providers.

We comply with various laws, regulations, standards, and guidance related to cybersecurity, such as the Sarbanes-Oxley Act of 2002, the Payment Card Industry Data Security Standard, the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and the SEC's guidance on cybersecurity disclosures.

During the fiscal year ended December 31, 2023, we did not experience any cybersecurity incidents that materially impacted, or are reasonably likely to materially impact, our business strategy, results of operations or financial condition.  Please refer to the risk factors described in this report under Item 1A, “Risk Factors,” for a discussion of the potential impacts of future cybersecurity events.

Our Information Technology (“IT”) security department, led by our Vice President of Information Systems (“IS”) and Distribution and overseen by our Director of IS, holds primary responsibility for assessing and managing cybersecurity threats. Our Vice President of IS and Distribution has more than 34 years of experience in IT and holds a bachelor’s degree in Management of IS; his in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.  Our Director of IS has more than 20 years of experience in various IT and IS roles, and holds a bachelor’s degree in Accounting and Finance.

A team of IT Specialists (including a Cybersecurity Analyst) at our Company is tasked with monitoring cybersecurity and operational risks associated with information security and system disruption. This team employs measures aimed at protecting against, detecting, and responding to cybersecurity threats, and has implemented processes and procedures in line with our information security management system to bolster and advance resilient programs. This encompasses:

●	Continuously developing and evaluating our program in accordance with the NIST Cybersecurity Framework. This Framework serves as a reference to aid in the identification, assessment, and mitigation of cybersecurity risks pertinent to our business operations.
●	Engaging third-party IT security vendors to conduct ongoing assessments and monitoring of our networks and devices. Additionally, we routinely collaborate with assessors, consultants, and other third-party entities to review our cybersecurity program. These efforts aim to identify areas requiring sustained attention, enhancement, and alignment with regulatory requirements. Certifications held by our cybersecurity consultants include but are not limited to: CISSP, CISM, CCNP, and CMMC-RP.
●	Conducting regular cybersecurity awareness training, which is available for all employees during which we provide seminars, presentations, and employee engagement activities designed to reinforce our employee information security training and enhance the culture and knowledge of cybersecurity risks among our employees.

Cybersecurity Governance

Our Audit Committee is provided with regular updates from management concerning cybersecurity developments, significant cybersecurity threats, risks and processes implemented to address these risks. Our Audit Committee receives presentations on cybersecurity topics from management as part of the Committee’s continuing education on topics that impact the Company. Furthermore, management informs the Audit Committee as deemed necessary, about any notable cybersecurity incidents.

ITEM 2     PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2023:

		Owned/	Square
Location	Character	Leased	Footage	% Utilized
Glendale, Wisconsin (1)	Two story office and distribution center	Owned	1,100,000	90%
Montreal, Canada (1)	Multistory office and distribution center	Owned (3)	92,800	90%
Surrey Hills, Victoria, Australia (2)	Multistory office	Leased	9,800	100%
Tottenham Victoria, Australia (2)	Single story distribution center	Leased	47,500	100%

(1)	These properties are used principally by our North American wholesale segment.
(2)	These properties are used principally by our other businesses which are not reportable segments.
(3)	We own a 50% interest in this property. See Note 9 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, we also operate offices, distribution facilities, and retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for our current operations. See Note 7 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3     LEGAL PROCEEDINGS

None

ITEM 4     MINE SAFETY DISCLOSURES

Not Applicable

INFORMATION ABOUT EXECUTIVE OFFICERS

The following individuals were executive officers of Company as of December 31, 2023:

Name	Position	Age
Thomas W. Florsheim, Jr. (1)	Chairman and Chief Executive Officer	65
John W. Florsheim (1)	President, Chief Operating Officer, and Assistant Secretary	60
Judy Anderson	Vice President, Chief Financial Officer and Secretary	56
Kate Destinon	Vice President, and President of Nunn Bush Brand	48
Jeff Douglass	Vice President, Marketing	42
Dustin Combs	Vice President, and President of BOGS and Rafters Brands	41
Brian Flannery	Vice President, and President of Stacy Adams Brand	62
Kevin Schiff	Vice President, and President of Florsheim Brand	55
George Sotiros	Vice President, Information Technology and Distribution	57
Damian Walton	Vice President, President of Florsheim Australia	50
Joshua Wisenthal	Vice President, and President of Weyco Canada	41
Allison Woss	Vice President, Supply Chain	51

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.

Thomas W. Florsheim, Jr. has served as Chairman and Chief Executive Officer since 2002.

John W. Florsheim has served as President, Chief Operating Officer, and Assistant Secretary since 2002.

Judy Anderson has served as Vice President, Chief Financial Officer, and Secretary since May 6, 2022. Prior to this role, Ms. Anderson served as Vice President of Finance and Treasurer since 2004.

Kate Destinon has served as a Vice President of the Company and President of the Nunn Bush Brand since January 1, 2021. Prior to this role, Ms. Destinon served as Vice President of Nunn Bush from 2019 to 2020.

Jeff Douglass has served as Vice President of Marketing since 2015.

Dustin Combs has served as a Vice President of the Company and President of the BOGS and Rafters Brands since 2015.

Brian Flannery has served as a Vice President of the Company and President of the Stacy Adams Brand since 2007.

Kevin Schiff has served as a Vice President of the Company and President of the Florsheim Brand since 2010.

George Sotiros has served as Vice President of Information Systems and Distribution since 2017.

Damian Walton has served as a Vice President of the Company and President of Florsheim Australia since January 7, 2019. Prior to this role, Mr. Walton served as Executive General Manager of Merchandise Planning at Myer, a national department store chain in Australia, for 3 years.

Joshua Wisenthal has served as a Vice President of the Company and President of Weyco Canada since January 1, 2022. Prior to this role, Mr. Wisenthal served as a Vice President of the Company and a manager of our legacy brands in Canada since 2014.

Allison Woss has served as Vice President of Supply Chain since 2016.

PART II

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Company’s common stock are traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol “WEYS.”  There were 91 holders of record of the Company's common stock as of March 1, 2024.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The table below presents information regarding the repurchases of our common stock in the three-month period ended December 31, 2023.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
10/01/2023 - 10/31/2023	13,723	$25.88	13,723	889,943
11/01/2023 - 11/30/2023	21,186	$25.68	21,186	868,757
12/01/2023 - 12/31/2023	—	$—	—	868,757
Total	34,909	$25.76	34,909

ITEM 6     RESERVED

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We design, market, and distribute quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake.  Inventory is purchased from third-party overseas manufacturers.  Almost all of these foreign-sourced purchases are denominated in U.S. dollars. We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States.  Retail sales are made directly to consumers on our websites, or by our employees in our stores.  Our “other” operations include our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). However, we ceased operations in the Asia Pacific region in 2023, and are in the final stages of winding down this business. The majority of our operations are in the United States, and our results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position, and liquidity of our company for the two-year period ended December 31, 2023. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

KNOWN TRENDS IMPACTING OUR BUSINESS

Macroeconomic pressures in the U.S. and the global economy have created a tepid retail environment. Following a period of unprecedented supply chain disruptions, retailers are being cautious with their inventory levels, which reduces wholesale customer orders.  Additionally, consumers are currently spending more of their discretionary income on experiences and services and less on footwear and apparel. Looking ahead, we expect to face continued headwinds as a result of the challenging retail environment in the first half of 2024, but we continue to focus on building our backlogs and are optimistic that demand will improve in the back half of the year.

Post-pandemic disruptions in the supply chain in 2021 and the first half of 2022 affected the flow of our inventory into the U.S. over the past few years.  In 2022, we brought in much of our inventory for the Spring 2023 selling season early based on the expectation that extended inventory transit times would last throughout much of 2022.  As a result, our inventory was at peak levels at December 31, 2022.  By the end of 2022, inventory transit times had improved and supply chain issues had subsided.  In 2023, we managed our inventory down to more normalized levels.

EXECUTIVE OVERVIEW

We experienced a slowdown in sales in 2023, mainly as a result of lower wholesale shipments compared to record sales in 2022.  Though sales were down, we achieved record operating and net earnings in 2023 by maintaining our pricing integrity while taking a disciplined approach to our expenses.

In our Wholesale segment, net sales of our BOGS brand were down 31% in 2023, compared to the prior year. Mild weather throughout the Fall and early Winter, in combination with an inventory glut in the outdoor market, led to the sales decline. We believe the outdoor boot market will remain challenging throughout 2024 as retailers continue to right size their inventories.  With BOGS, we are focused on moving the business forward through product innovation with an emphasis on our BOGS seamless rubber boot construction. BOGS seamless construction is 30% lighter than comparable vulcanized rubber boots and over twice as durable as measured by the number of flexes our seamless boots can withstand without any sign of cracking. This year, we are expanding the number of seamless boots in our line across numerous price points. In addition to the expansion of our seamless collection, we are also introducing new non-insulated and lightly insulated footwear so the BOGS brand is less dependent on inclement weather.

Net sales of our legacy businesses (comprised of the Florsheim, Nunn Bush and Stacy Adams brands) were collectively down 5% for the year. At the brand level, Florsheim, Nunn Bush and Stacy Adams were down 4%, 2%, and 10%, respectively, for the year. The decline in sales of all three brands reflects a general slowdown in the market for dress and dress casual footwear. In addition, many of our retail partners have shifted to more of a “chase” strategy in order to maintain greater inventory flexibility.   We see the decrease in our legacy shipments as part of a return to a normal business cycle after a period of heightened demand and supply chain delays. We anticipate this trend will continue through the first half of 2024. Our sell-throughs at retail remain solid, and we continue to diversify our product mix across all three brands to expand our casual and hybrid offerings.

In our Retail segment, sales were up 4% for the year, driven by growth in our e-commerce businesses.  Overall, we believe we had strong direct consumer performance for the year, with a solid sales increase in 2023 as well as record retail operating earnings. We view our direct-to-consumer business as a growth opportunity and continue to invest in our online platform.

Florsheim Australia’s net sales in local currency were down 3% for the year. The loss of a significant wholesale account as well as soft consumer demand presented challenges in the Australian market. We anticipate headwinds through the first half of 2024 and are focused on reducing expenses while we assess opportunities to rekindle our growth. As previously disclosed, we closed our Asia Pacific operations in 2023. Going forward, certain significant wholesale accounts that were previously served by our Asia Pacific team will be picked up by Australian wholesale division.

Sales and Earnings Highlights

Consolidated net sales for 2023 were $318.0 million, down 10% compared to $351.7 million in 2022.  Consolidated gross earnings as a percent of net sales were 44.9% and 41.1% in 2023 and 2022, respectively. Operating earnings were a record $41.0 million, up 2% over our previous record of $40.4 million, despite lower sales.  Net earnings were a record $30.2 million, or $3.17 per diluted share, in 2023, up 2% compared to $29.5 million, or $3.07 per diluted share, in 2022.

Financial Position Highlights

At December 31, 2023, our cash and marketable securities totaled $75.9 million and we had no debt outstanding on our $40.0 million revolving line of credit. During 2023, we generated $98.6 million of cash from operations, due mainly to net earnings and reductions in inventory levels. We used funds to pay $9.3 million in dividends and to repurchase $4.3 million of our stock during 2023. We also had $3.3 million of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments, as well as our “other” operations, in the years ended December 31, 2023 and 2022, were as follows:

	Years ended December 31,
	2023	2022	% Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$250,400	$283,235	(12)%
North American Retail	38,012	36,694	4%
Other	29,636	31,808	(7)%
Total	$318,048	$351,737	(10)%

Earnings from Operations
North American Wholesale	$33,288	$32,641	2%
North American Retail	6,752	6,058	11%
Other	984	1,666	(41)%
Total	$41,024	$40,365	2%

North American Wholesale Segment

Wholesale Net Sales

Net sales in our Wholesale segment for the years ended December 31, 2023 and 2022, were as follows:

	Years ended December 31,
	2023	2022	% Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$56,027	$62,284	(10)%
Nunn Bush	53,851	54,882	(2)%
Florsheim	87,731	91,682	(4)%
BOGS/Rafters	48,969	70,572	(31)%
Forsake	1,318	1,718	(23)%
Total North American Wholesale	$247,896	$281,138	(12)%
Licensing	2,504	2,097	19%
Total North American Wholesale Segment	$250,400	$283,235	(12)%

Wholesale net sales were collectively down in 2023 due to lower demand following record growth in 2022.  Sales across all our brands in 2022 were positively impacted by a combination of post-pandemic retailer pipeline fill and strong consumer demand. Our BOGS brand experienced the largest decrease for the year, compared to record sales for the brand in 2022, as orders were down amid the current saturation of product in the outdoor market, and due to the mild weather in the final months of 2023.  Licensing revenues consist of royalties earned on sales of branded apparel, accessories, and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues increased in 2023, compared to 2022, in line with increased licensees’ sales of branded products.

Wholesale Earnings from Operations

Wholesale gross earnings as a percent of net sales were 39.7% in 2023 versus 35.6% in 2022. Gross margins improved as a result of increased selling prices and lower inventory costs, primarily inbound freight. Selling and administrative expenses for the wholesale segment consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses were $66.0 million and $68.2 million in 2023 and 2022, respectively. The decrease in 2023 was primarily due to lower employee costs, mainly commission-based compensation. As a percent of net sales, wholesale selling and administrative expenses were 26% in 2023 and 24% in 2022.  Wholesale operating earnings reached a record $33.3 million in 2023, up 2% over our previous record of $32.6 million in 2022, due to higher gross margins and lower selling and administrative expenses.

Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Wholesale distribution costs were $15.5 million and $16.0 million for the years ended

December 31, 2023 and 2022, respectively. Our gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Retail Net Sales

Retail net sales were a record $38.0 million in 2023, up 4% over our previous record of $36.7 million in 2022. The increase was primarily due to higher sales on our legacy brands’ websites, partially offset by lower sales on the BOGS’ website. Sales at our four domestic brick and mortar stores were down 4% for the year.

Retail Earnings from Operations

Retail gross earnings as a percent of net sales were 65.9% in 2023 and 65.7% in 2022. Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs. Retail selling and administrative expenses totaled $18.3 million in 2023, or 48% of net sales, for the year compared to $18.1 million, or 49% of net sales, in 2022. The Retail segment achieved record operating earnings of $6.8 million in 2023, up 11% over $6.1 million in 2022, due mainly to the increase in web sales.

Other

Our other operations consist of our retail and wholesale businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). However, we ceased operations in the Asia Pacific region in 2023, and are in the final stages of winding down this business. The winddown of our Asia-Pacific operations did not have a material impact on our full year 2023 consolidated results.

Other net sales totaled $29.6 million in 2023 down 7% from $31.8 million in 2022. In local currency, Florsheim Australia’s net sales were down 3% for the year, due mainly to the mid-year loss of a sizeable wholesale customer in Australia, partially offset by higher sales across Florsheim Australia’s retail businesses.   Other gross earnings were 62.5% of net sales in 2023 versus 61.1% of net sales in 2022. Other operating earnings totaled $1.0 million in 2023 and $1.7 million in 2022, down mainly as a result of lower sales in Australia this year.

OTHER INCOME AND EXPENSE AND TAXES

Most of our interest and dividend income is generated by investments in marketable securities and money market mutual funds. Interest and dividend income totaled $1.1 million and $361,000 in 2023 and 2022, respectively. The increase in 2023 was due to more earnings on the higher cash balances this year.  Interest expense was $529,000 in 2023 and $710,000 in 2022. The decrease in 2023 was due to less interest incurred as we paid off our debt during the year. Other expense, net, totaled $738,000 in 2023 and $277,000 in 2022. Other expense was up in 2023 due largely to an increase in the non-service cost components of pension expense, primarily interest cost, as a result of the higher interest rates this year. Last year’s other expense included a $894,000 pension settlement charge recorded in connection with a lump-sum benefit payment to a former executive of the Company.

Our effective tax rate was 26.1% in 2023 versus 25.7% in 2022. The current tax rate differs from the U.S. federal statutory rate of 21% due mainly to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term investments, and short-term marketable securities, which aggregated $69.5 million and $18.4 million at December 31, 2023 and 2022, respectively, and our revolving line of credit.  We generated $98.6 million of cash from operations in 2023, and used $29.9 million of cash in operations in 2022. Fluctuations in net cash from (used for) operating activities mainly resulted from changes in net earnings and operating assets and liabilities, most significantly, our inventory. Our inventory balance was $74.9 million at December 31, 2023, down from $128.0 million at December 31, 2022. We brought our inventories down in 2023 to a level that balances availability for in-season orders with better inventory turn.

Our capital expenditures were $3.3 million and $2.3 million in 2023 and 2022, respectively. This year’s capital expenditures included costs related to equipment installed in our Glendale warehouse that automates the packing and labeling process of single pair orders. With the growth of our e-commerce and drop-ship businesses, gaining efficiency in this area allows us to give faster service with significant labor savings. Looking ahead, we expect capital expenditures will be between $2.0 million and $4.0 million in 2024.

We paid aggregate cash dividends of $9.3 million and $7.0 million in 2023 and 2022, respectively.  The increase in 2023 was due to a timing difference in our quarterly dividend payment schedule; 2023 included four quarterly dividend payments, as our fourth quarter 2022 dividend was paid in early January 2023. 2022 included only three quarterly dividend payments, as our fourth quarter 2021 dividend was paid in late December 2021.

In December 2022, in accordance with the terms of our supplemental pension plan, we made a lump-sum benefit payment of $4.3 million to a former executive of the Company.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. In 2023, we purchased 170,422 shares at a total cost of $4.3 million through our share repurchase program. In 2022, we purchased 171,397 shares at a total cost of $4.2 million through our share repurchase program.  As of December 31, 2023, there were 868,757 authorized shares remaining under the program.

On September 28, 2023, we amended our line of credit agreement. The amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 28, 2024 and has a maximum available borrowing limit of $40.0 million. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. The Amended Credit Agreement is secured by a security interest in our general business assets, and contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At December 31, 2023, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants. At December 31, 2022, outstanding borrowings on the line of credit were approximately $31.1 million at an interest rate of 5.77%.

As of December 31, 2023, approximately $5.9 million of cash and cash equivalents was held by our foreign subsidiaries.

We continue to evaluate the best uses for our available liquidity, including, among other uses, capital expenditures, continued stock repurchases and acquisitions. We believe that available cash, marketable securities, cash provided by operations, and available borrowing facilities will provide adequate support for the cash needs of the business for at least one year, although there can be no assurances.

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

Pension Plan Accounting

Our pension expense and corresponding obligation are determined on an actuarial basis and require certain actuarial assumptions.  We believe the two most critical of these assumptions are the discount rate and the expected rate of return on plan assets.  We evaluate actuarial assumptions annually on the measurement date (December 31) and make modifications based on such factors as market interest rates and historical asset performance.  Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions.

Discount Rate – Pension expense and projected benefit obligations both increase as the discount rate is reduced.  See Note 12 of the Notes to Consolidated Financial Statements for discount rates used in determining pension expense for the years ended December 31, 2023 and 2022, and the funded status of the plans at December 31, 2023 and 2022.  We use the spot-rate approach to determine the service and interest cost components of pension expense. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. A 0.5% decrease in the discount rate would have a nominal impact on annual pension expense, and would increase the projected benefit obligation by approximately $2.7 million.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases.  In estimating the expected return on plan assets, we consider the historical returns on plan assets and future expectations of asset returns.  We utilized an expected rate of return on plan assets of 6.75% for both 2023 and 2022, respectively. This rate was based on our Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash:  0% - 20%.  A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $182,000.

Our unfunded benefit obligation was $14.0 million and $16.1 million at December 31, 2023 and 2022, respectively.

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

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders, Audit Committee and the Board of Directors of Weyco Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain information technology general controls (ITGCs) in the areas of user access and change management including segregation of duties for systems supporting certain internal control processes.  As a result, automated and manual process controls dependent on those ITGCs were also not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A of this Annual Report on Form 10-K. We considered this material weakness in determining the nature, timing, and extent of audit tests applied to our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2015.

Milwaukee, Wisconsin

March 14, 2024

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2023 and 2022

	2023	2022

	(In thousands, except per share amounts)

Net sales	$318,048	$351,737
Cost of sales	175,165	207,344
Gross earnings	142,883	144,393

Selling and administrative expenses	101,859	104,028
Earnings from operations	41,024	40,365

Interest and dividend income	1,107	361
Interest expense	(529)	(710)
Other expense, net	(738)	(277)

Earnings before provision for income taxes	40,864	39,739

Provision for income taxes	10,676	10,199

Net earnings	$30,188	$29,540

Basic earnings per share	$3.19	$3.09
Diluted earnings per share	$3.17	$3.07

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2023 and 2022

	2023	2022

	(Dollars in thousands)

Net earnings	$30,188	$29,540

Other comprehensive income, net of tax:
Foreign currency translation adjustments	642	(1,813)
Pension liability adjustments	2,240	6,414
Other comprehensive income	2,882	4,601

Comprehensive income	$33,070	$34,141

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 2023 and 2022

	2023	2022

	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$69,312	$16,876
Investments, at fair value	—	107
Marketable securities, at amortized cost	215	1,385
Accounts receivable, less allowances of $2,510 and $2,110, respectively	39,275	53,298
Income tax receivable	245	945
Inventories	74,890	127,976
Prepaid expenses and other current assets	6,172	5,870
Total current assets	190,109	206,457

Marketable securities, at amortized cost	6,354	7,123
Deferred income tax benefits	1,096	1,038
Property, plant and equipment, net	29,504	28,812
Operating lease right-of-use assets	12,520	13,428
Goodwill	12,317	12,317
Trademarks	33,168	33,618
Other assets	24,274	23,827
Total assets	$309,342	$326,620

LIABILITIES AND EQUITY:
Short-term borrowings	$—	$31,136
Accounts payable	8,845	14,946
Dividend payable	2,352	2,290
Operating lease liabilities	3,979	4,026
Accrued liabilities:
Accrued compensation and employee benefits	7,071	6,680
Sales and advertising allowances	2,533	2,254
Taxes other than income taxes	1,012	1,025
Other	3,830	5,178
Total current liabilities	29,622	67,535

Deferred income tax liabilities	11,819	8,530
Long-term pension liability	13,412	15,523
Operating lease liabilities	9,531	10,661
Other long-term liabilities	465	466
Total liabilities	64,849	102,715

Commitments and contingencies (Note 15)

Common stock, $1.00 par value, authorized 24,000,000 shares in 2023 and 2022, issued and outstanding 9,496,729 shares in 2023 and 9,584,316 shares in 2022	9,497	9,584
Capital in excess of par value	71,661	70,475
Reinvested earnings	180,646	164,039
Accumulated other comprehensive loss	(17,311)	(20,193)
Total equity	244,493	223,905
Total liabilities and equity	$309,342	$326,620

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2023 and 2022

(In thousands, except per share amounts)

	Common	Capital in Excess	Reinvested	Accumulated Other
	Stock	of Par Value	Earnings	Comprehensive Loss
Balance, December 31, 2021	$9,709	$68,718	$147,762	$(24,794)
Net earnings	—	—	29,540	—
Foreign currency translation adjustments	—	—	—	(1,813)
Pension liability adjustment (net of tax of $2,254)	—	—	—	6,414
Cash dividends declared ($0.96 per share)	—	—	(9,240)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	19	262	—	—
Issuance of restricted stock	28	(28)	—	—
Share-based compensation expense	—	1,523	—	—
Shares purchased and retired	(172)	—	(4,023)	—
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)
Net earnings	—	—	30,188	—
Foreign currency translation adjustments	—	—	—	642
Pension liability adjustment (net of tax of $787)	—	—	—	2,240
Cash dividends declared ($0.99 per share)	—	—	(9,413)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	57	(140)	—	—
Issuance of restricted stock	28	(28)	—	—
Restricted stock forfeited	(2)	2	—	—
Share-based compensation expense	—	1,352	—	—
Shares purchased and retired	(170)	—	(4,168)	—
Balance, December 31, 2023	$9,497	$71,661	$180,646	$(17,311)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

	2023	2022

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$30,188	$29,540
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities -
Depreciation	2,579	2,485
Amortization	271	282
Bad debt expense	519	151
Deferred income taxes	2,462	1,297
Net foreign currency transaction losses	99	43
Share-based compensation expense	1,352	1,523
Pension settlement charge	—	894
Pension expense	1,293	178
Impairment of trademark	450	1,150
Loss on disposal of fixed assets	59	117
Gain from fair value remeasurement of contingent consideration	—	(857)
Increase in cash surrender value of life insurance	(684)	(690)
Changes in operating assets and liabilities -
Accounts receivable	13,531	(282)
Inventories	53,047	(56,963)
Prepaid expenses and other assets	(358)	(1,429)
Accounts payable	(6,074)	(4,293)
Accrued liabilities and other	(982)	(2,553)
Accrued income taxes	879	(497)
Net cash provided by (used for) operating activities	98,631	(29,904)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,960	1,719
Proceeds from sale of investment securities	107	8,049
Purchases of property, plant and equipment	(3,309)	(2,342)
Net cash (used for) provided by investing activities	(1,242)	7,426

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,286)	(6,951)
Shares purchased and retired	(4,338)	(4,195)
Net proceeds from stock options exercised	103	293
Payment of contingent consideration	(500)	—
Taxes paid related to the net share settlement of equity awards	(186)	(12)
Proceeds from bank borrowings	70,060	120,608
Repayments of bank borrowings	(101,196)	(89,472)
Net cash (used for) provided by financing activities	(45,343)	20,271

Effect of exchange rate changes on cash and cash equivalents	390	(628)

Net increase (decrease) in cash and cash equivalents	$52,436	$(2,835)

CASH AND CASH EQUIVALENTS at beginning of year	16,876	19,711

CASH AND CASH EQUIVALENTS at end of year	$69,312	$16,876

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$7,115	$9,441
Interest paid	$977	$710

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2023 and 2022

1. NATURE OF OPERATIONS

Weyco Group, Inc. (“we,” “our,” “us” and the “Company”) designs, markets, and distributes quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  We also have licensing agreements with third parties who sell our branded apparel, accessories and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our wholesale segment. Our retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees. Our “other” operations include our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). As previously disclosed, we ceased operations in the Asia Pacific region in 2023, and are in the final stages of winding down this business. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

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

Cash and Cash Equivalents - We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2023 and 2022, our cash and cash equivalents included investments in U.S. treasury bills, money market funds, and/or cash deposits at various banks. While we periodically have cash balances in excess of insured amounts, we have not experienced any losses on deposits in excess of insured amounts.

Investments - At December 31, 2023, we held investments in marketable securities (mainly tax-exempt municipal bonds). All of our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity. See Note 4.

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

Property, Plant and Equipment and Depreciation - Property, plant and equipment are stated at cost. Plant and equipment are depreciated using the straight-line method over their estimated useful lives as follows: buildings and improvements, 10 to 39 years; machinery and equipment, 3 to 15 years; furniture and fixtures, 5 to 15 years. For income tax reporting purposes, depreciation is calculated using applicable methods.

Impairment of Long-Lived Assets - Property, plant, equipment and operating lease right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the asset. There were no impairment losses recorded on our long-lived assets in 2023 or 2022.

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

As our leases generally do not provide an implicit rate, our incremental borrowing rate is used to determine the present value of lease payments.  The incremental borrowing rate was a hypothetical rate based on an understanding of what we could borrow from a third-party lender, on a collateralized basis, over a similar term, and in an amount that approximates the value of the future lease payments at the lease commitment date.

Operating lease costs are recognized on a straight-line basis over the lease term and are included in selling and administrative expenses. Variable lease payments that do not depend on a rate or index, payments associated with non-lease components, and short-term rentals (leases with terms less than 12 months) are expensed as incurred. See Note 7.

Goodwill - Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from a business acquisition. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. Our goodwill resulted primarily from the 2011 acquisition of the BOGS and Rafters brands, and, to a lesser extent, the 2021 acquisition of the Forsake brand. See Note 8.

Intangible Assets (excluding Goodwill) - Other intangible assets consist of customer relationships and trademarks. Customer relationships are amortized over their estimated useful lives. Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. During 2023 and 2022, we recorded impairment charges of $0.5 million and $1.2 million, respectively to write-down the carrying value of the Forsake trademark. These charges were recorded within selling and administrative expenses in the Consolidated Statements of Earnings. See Note 8.

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

Revenue Recognition – Our revenue contracts represent a single performance obligation to sell our products to our customers. Sales are recorded at the time control of the product is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for our products.  Wholesale revenue is generally recognized upon shipment of the product, as that is when the customer obtains control of the promised goods. Shipping and handling activities that occur after control of the product transfers to the customer are treated as fulfillment activities, not as a separate performance obligation. Retail revenue is generated primarily from the sale of footwear to customers through our websites and at retail locations.  For sales made through our websites, revenue is recognized upon shipment to the customer.  For in-store sales, we recognize revenue at the point of sale. Sales taxes collected from website or retail sales are excluded from our reported net sales. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $2.5 million in 2023 and $2.1 million in 2022.

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

Generally, payments from customers are received within 90 days following the sale. Our contracts with customers do not have significant financing components or significant prepayment terms, and there is no non-cash consideration. We do not have unbilled revenue, and there are no contract assets and liabilities.

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

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs), rent and depreciation. Consolidated distribution costs were $21.9 million in 2023 and $22.8 million in 2022.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were  $12.8 million and $13.4 million in 2023 and 2022, respectively. Advertising expenses are included in selling and administrative expenses.

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

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains and losses were not material to our financial statements in 2023 and 2022.

Financial Instruments – Our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $0.6 million U.S. dollars at a price of approximately $0.9 million Australian dollars.  These contracts expire in 2024.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in our net sales or cost of sales. In 2023 and 2022, realized gains and losses on foreign exchange contracts were not material to our financial statements.

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

Share-Based Compensation - At December 31, 2023, we had one share-based employee compensation plan, which is described more fully in Note 19. We account for this plan under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation. Our policy is to estimate the fair market value of each option award granted on the date of grant using the Black-Scholes option pricing model. We estimate the fair value of each restricted stock award based on the fair market value of our Company’s stock price on the grant date. The resulting compensation cost for both the options and restricted stock is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk – There was one individual customer accounts receivable balance outstanding that represented approximately 18% of our gross accounts receivable balance at December 31, 2023. There was one individual customer accounts receivable balance outstand that represented approximately 13% of our gross accounts receivable balance at December 31, 2022. There were no individual customers with sales above 10% of our total sales in 2023 and 2022.

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

Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The objective of ASU 2023-07 is to require entities to provide enhanced disclosures on significant segment expenses. ASU 2023-07 is effective for public companies in annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We are currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The objective of ASU 2023-09 is to enhance disclosures related to income taxes, including specific thresholds for inclusion within the tabular disclosure of income tax rate reconciliation and specified information about income taxes paid. ASU 2023-09 is effective for public companies starting in annual periods beginning after December 15, 2024. We are currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements.

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

4. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of our marketable securities as of December 31, 2023 and 2022. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2023		2022
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$215	$215	$1,385	$1,381
Due from one through five years	3,518	3,592	3,977	3,950
Due from six through ten years	2,836	2,830	2,347	2,455
Due from eleven through twenty years	—	—	799	773
Total	$6,569	$6,637	$8,508	$8,559

The unrealized gains and losses on marketable securities at December 31, 2023 and 2022 were as follows:

	2023		2022
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(Dollars in thousands)
Marketable securities	$118	$(50)	$145	$(94)

At each reporting date, we review our investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, we consider all available evidence, including our overall financial condition, the severity and duration of the decline in fair value, and our intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, we record a reduction in the carrying value to the estimated fair value. We reviewed our portfolio of investments as of December 31, 2023 and 2022 and determined that no other-than-temporary market value impairment exists.

At December 31, 2022, we also had $0.1 million of cash invested in highly liquid taxable bond funds. These investments, which were classified as trading securities and reported at fair value, were liquidated in 2023. There were no significant gains or losses on these investments in 2023 or 2022.

5. INVENTORIES

At December 31, 2023 and 2022, inventories consisted of:

	2023	2022

	(Dollars in thousands)
Finished shoes	$94,663	$151,370
LIFO reserve	(19,773)	(23,394)
Total inventories	$74,890	$127,976

Finished shoes included inventory in-transit of $16.7 million and $33.2 million at December 31, 2023 and 2022, respectively. At December 31, 2023, approximately 91% of our inventories were valued by the LIFO method of accounting while approximately 9% were valued by the FIFO method of accounting. At December 31, 2022, approximately 94% of our inventories were valued by the LIFO method of accounting while approximately 6% were valued by the FIFO method of accounting.

During 2023, there were liquidations of LIFO inventory quantities carried at higher costs prevailing in prior years compared to the cost of fiscal 2023 purchases. The effect of these liquidations increased cost of sales by $2.1 million. During 2022, there were no liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2022 purchases.

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2023 and 2022, property, plant and equipment consisted of:

	2023	2022

	(Dollars in thousands)
Land and land improvements	$3,843	$3,843
Buildings and improvements	32,204	32,204
Machinery and equipment	37,296	36,820
Retail fixtures and leasehold improvements	4,674	4,623
Construction in progress	1,972	322
Property, plant and equipment	79,989	77,812
Less: Accumulated depreciation	(50,485)	(49,000)
Property, plant and equipment, net	$29,504	$28,812

7. LEASES

We lease retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2024 and 2029.  Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our operating lease costs were as follows:

	Twelve Months Ended December 31,
	2023	2022

	(Dollars in thousands)
Operating lease costs	$4,912	$5,233
Variable lease costs (1)	201	1
Total lease costs	$5,113	$5,234

(1)	Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of December 31, 2023:

Operating Leases
(Dollars in thousands)
2024	$4,342
2025	3,505
2026	3,090
2027	1,976
2028	946
Thereafter	377
Total lease payments	14,236
Less: imputed interest	(726)
Present value of lease liabilities	$13,510

The operating lease liabilities were classified in the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Operating lease liabilities - current	$3,979	$4,026
Operating lease liabilities - non-current	9,531	10,661
Total	$13,510	$14,687

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.33%.  As of December 31, 2023, our leases had a weighted-average remaining lease term of 3.7 years.

Supplemental cash flow information related to our operating leases is as follows:

	Twelve Months Ended December 31,
	2023	2022

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,878	$4,732
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$3,180	$7,941

8. INTANGIBLE ASSETS

Our indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,317	$12,317
Trademarks	33,168	33,618
Total	$45,485	$45,935

We evaluate goodwill for impairment annually as of December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. In 2023 and 2022, we completed qualitative assessments noting no indicators of impairment. Accordingly, we did not record goodwill impairment charges for any of our reporting units in 2023 or 2022.

We completed qualitative impairment assessments for all our trademarks, except the Forsake trademark, in 2023 and 2022, noting no indicators of impairment. For the Forsake trademark, we performed quantitative impairment tests in both 2023 and 2022, as we determined, in both years, that indicators were present that the trademark’s carrying value may not be recoverable.  The impairment tests indicated that the carrying value of the Forsake trademark exceeded its fair value, primarily due to decreases in Forsake's sales projections in both years. Accordingly, we wrote down the carrying value of the Forsake trademark by $0.5 million in 2023 and by $1.2 million in 2022. The related impairment charges were recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

Our amortizable intangible assets, which were included within other assets in the Consolidated Balance Sheets, consisted of the following:

		December 31, 2023			December 31, 2022
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(2,994)	$506	$3,500	$(2,761)	$739
Total amortizable intangible assets		$3,500	$(2,994)	$506	$3,500	$(2,761)	$739

Amortization expense related to the intangible assets was $0.2 million in both 2023 and 2022. Excluding the impact of any future acquisitions, we anticipate future amortization expense will be $0.2 million in both 2024 and 2025, and $0.1 million in 2026.

9. OTHER ASSETS

Other assets included the following amounts at December 31, 2023 and 2022:

	2023	2022

	(Dollars in thousands)
Cash surrender value of life insurance	$20,568	$19,884
Amortizable intangible assets, net (See Note 8)	506	739
Investment in real estate	1,909	1,926
Other	1,291	1,278
Total other assets	$24,274	$23,827

We have life insurance policies on five current and former executives. Upon death of the insured executives, the approximate benefit we would receive is $21.9 million in aggregate as of December 31, 2023.

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

10. SHORT-TERM BORROWINGS

On September 28, 2023, we amended our line of credit agreement. The amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 28, 2024 and has a maximum available borrowing limit of $40.0 million. Under the terms of the Amended Credit Agreement, amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. The Amended Credit Agreement is secured by a security interest in our general business assets, and contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At December 31, 2023, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants. At December 31, 2022, outstanding borrowings on the line of credit were approximately $31.1 million at an interest rate of 5.77%.

11. CONTINGENT CONSIDERATION

The purchase price of our 2021 acquisition of Forsake included potential payments of future consideration that were contingent upon the achievement of certain milestones. As part of purchase accounting, a liability of $1.3 million was recorded for the estimated fair value of the contingent consideration on the acquisition date.  Thereafter, the fair value of the contingent consideration was remeasured at each reporting period.  In 2022, we recorded gains of approximately $0.9 million to write-down the fair value of the contingent consideration from $1.3 million to $0.5 million. These gains were recognized within selling and administrative expenses in the Consolidated Statements of Earnings. In early 2023, we reached an agreement with the former owners of Forsake to settle the contingent consideration liability for $0.5 million, which was paid out in the first quarter of 2023.

12. EMPLOYEE RETIREMENT PLANS

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

Our pension plan’s weighted average asset allocation at December 31, 2023 and 2022, by asset category, was as follows:

	Plan Assets at December 31,
	2023	2022
Asset Category:
Equity Securities	58%	57%
Fixed Income Securities	28%	31%
Other	14%	12%
Total	100%	100%

We have a Retirement Plan Committee, consisting of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, to manage the operations and administration of all benefit plans and related trusts. The committee has an investment policy for the pension plan assets that establishes target asset allocation ranges for the above listed asset classes as follows: equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash: 0% - 20%. On a semi-annual basis, the committee reviews progress towards achieving the pension plan’s performance objectives.

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This resulted in the selection of 6.75% as the long-term rate of return on assets assumptions for both 2023 and 2022.

The following discount rates were used to determine the funded status of the pension plans as of December 31, 2023 and 2022:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2023	2022	2023	2022
Discount rate for determining funded status	5.15%	5.41%	5.16%	5.44%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2023 and 2022:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2023	2022	2023	2022

	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$39,609	$52,507	$12,372	$20,343
Service cost	467	445	—	—
Interest cost	2,052	1,243	580	511
Plan settlement	—	—	—	(4,276)
Actuarial loss (gain)	916	(12,028)	(1,001)	(3,864)
Benefits paid	(2,633)	(2,558)	(342)	(342)
Projected benefit obligation, end of year	$40,411	$39,609	$11,609	$12,372

Change in plan assets
Fair value of plan assets, beginning of year	$35,927	$44,582	$—	$—
Actual return on plan assets	5,214	(5,652)	—	—
Administrative expenses	(467)	(445)	—	—
Contributions	—	—	—	4,618
Plan settlement	—	—	—	(4,276)
Benefits paid	(2,633)	(2,558)	—	(342)
Fair value of plan assets, end of year	$38,041	$35,927	$—	$—
Funded status of plan	$(2,370)	$(3,682)	$(11,609)	$(12,372)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities - other	$—	$—	$(567)	$(531)
Long-term pension liability	(2,370)	(3,682)	(11,042)	(11,841)
Net amount recognized	$(2,370)	$(3,682)	$(11,609)	$(12,372)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $2,863, $3,382, $410, and $672, respectively	$8,150	$9,629	$1,168	$1,914
Prior service cost, net of income tax benefit of $0, $0, $13 and $19, respectively	—	—	39	54
Net amount recognized	$8,150	$9,629	$1,207	$1,968

As noted above, benefit accruals under the pension plan were frozen, effective December 31, 2016. Therefore, the accumulated benefit obligation of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ projected benefit obligations, as shown in the above table, at December 31, 2023 and 2022.

In December 2022, in accordance with the terms of the supplemental pension plan, we made a lump-sum benefit payment of $4.3 million to a former executive of the Company using cash on hand. A pension settlement charge of $0.9 million was recorded in 2022 as a result of this payment. This charge was recorded within “other expense, net” in the Consolidated Statements of Earnings.

Assumptions used in determining pension expense for the years ended December 31, 2023 and 2022 were:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2023	2022	2023	2022
Discount rate for projected benefit obligation	5.41%	2.83%	5.44%	2.86%
Discount rate for determining interest cost	5.35%	2.39%	5.37%	2.54%
Long-term rate of return on plan assets	6.75%	6.75%	—	—

The components of pension expense for the years ended December 31, 2023 and 2022, were:

	2023	2022

	(Dollars in thousands)
Service cost	$467	$445
Interest cost	2,632	1,754
Expected return on plan assets	(2,301)	(2,896)
Pension settlement charge	—	894
Net amortization and deferral	495	875
Pension expense	$1,293	$1,072

The components of pension expense other than the service cost component were included in “other expense, net” in the Consolidated Statements of Earnings.

It is our intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in our defined benefit retirement plan in future years.  At this time, we expect that any cash contributions necessary to satisfy these requirements in 2024 would not be material.

Projected benefit payments for the plans at December 31, 2023, were estimated as follows:

	Defined Benefit	Supplemental
	Pension Plan	Pension Plan

	(Dollars in thousands)
2024	$3,205	$568
2025	$3,120	$628
2026	$3,069	$677
2027	$3,075	$730
2028	$3,042	$882
2029 - 2033	$14,161	$4,653

The following table summarizes the fair value of pension plan assets at December 31, 2023, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2023
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$16,693	$-	$-	$16,693
Preferred stocks	202	-	-	202
Exchange traded funds	5,129	-	-	5,129
Corporate obligations	-	4,160	-	4,160
Pooled fixed income funds	5,793	-	-	5,793
U.S. government securities	-	772	-	772
Cash and cash equivalents	5,292	-	-	5,292
Total	$33,109	$4,932	$-	$38,041

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

We also have a defined contribution plan covering substantially all employees. We contributed $1.0 million to this plan in both 2023 and 2022, respectively.

13. COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss as recorded in the Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2023	2022

	(Dollars in thousands)
Foreign currency translation adjustments	$(7,954)	$(8,596)
Pension liability, net of tax	(9,357)	(11,597)
Total accumulated other comprehensive loss	$(17,311)	$(20,193)

The following table shows changes in accumulated other comprehensive loss during the years ended December 31, 2023 and 2022 (dollars in thousands):

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Balance, December 31, 2021	$(6,783)	$(18,011)	$(24,794)
Other comprehensive (loss) income before reclassifications	(1,813)	5,767	3,954
Amounts reclassified from accumulated other comprehensive loss	—	647	647
Net current period other comprehensive (loss) income	(1,813)	6,414	4,601
Balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)
Other comprehensive income before reclassifications	642	1,874	2,516
Amounts reclassified from accumulated other comprehensive loss	—	366	366
Net current period other comprehensive income	642	2,240	2,882
Balance, December 31, 2023	$(7,954)	$(9,357)	$(17,311)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2023 and 2022 (dollars in thousands):

	Amounts reclassified from accumulated
	other comprehensive loss for the year				Affected line item in the
	ended December 31,				statement where net earnings
	2023		2022		is presented
Amortization of defined benefit pension items
Prior service cost	$20	(1)	$6	(1)	Other expense, net
Actuarial losses	475	(1)	869	(1)	Other expense, net
Total before tax	495		875
Tax benefit	(129)		(228)
Net of tax	$366		$647

(1)	These amounts were included in the computation of pension expense. See Note 12 for additional details.

14. INCOME TAXES

The provision for income taxes included the following components for the years ended December 31, 2023 and 2022:

	2023	2022

	(Dollars in thousands)
Current:
Federal	$5,859	$6,263
State	1,839	1,934
Foreign	516	705
Total	8,214	8,902
Deferred	2,462	1,297
Total provision	$10,676	$10,199

The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows for the years ended December 31, 2023 and 2022:

	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.1	2.9
Foreign income tax rate differences	0.3	0.7
Other	0.7	1.1
Effective tax rate	26.1%	25.7%

The foreign component of pretax earnings was $2.8 million and $4.6 million in 2023 and 2022, respectively.

The components of deferred taxes at December 31, 2023 and 2022 were as follows:

	2023	2022

	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$385	$284
Pension liability	3,635	4,174
Accrued liabilities	1,724	1,874
Operating lease liabilities	4,024	3,871
Foreign currency losses on intercompany loans	58	54
	9,826	10,257
Deferred income tax liabilities:
Inventory and related reserves	(5,024)	(2,998)
Cash value of life insurance	(682)	(615)
Property, plant and equipment	(1,297)	(1,162)
Intangible assets	(9,639)	(9,112)
Prepaid expenses and other assets	(352)	(367)
Operating lease right-of-use assets	(3,555)	(3,495)
	(20,549)	(17,749)
Net deferred income tax liabilities	$(10,723)	$(7,492)

The net deferred income tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2023	2022

	(Dollars in thousands)
Non-current deferred income tax benefits	$1,096	$1,038
Non-current deferred income tax liabilities	(11,819)	(8,530)
Net deferred income tax liabilities	$(10,723)	$(7,492)

Uncertain Tax Positions

We account for our uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to our unrecognized tax benefits:

	2023	2022

	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$305	$155
Increases related to current year tax positions	366	228
Decreases due to lapsing of statute of limitations	(63)	(78)
Unrecognized tax benefits balance at December 31,	$608	$305

The unrecognized tax benefits at December 31, 2023 and 2022, each include $30,000 of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce our annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2023 and 2022.

We file a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2019 through 2022 tax years remain subject to examination by those taxing authorities.

15. COMMITMENTS

At December 31, 2023, we had commitments to purchase $41.2 million of inventory, all of which were due in less than one year.

16. SHARE REPURCHASE PROGRAM

In 1998, our share repurchase program was established. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase.

In 2023, we purchased 170,422 shares at a total cost of $4.3 million through our share repurchase program. In 2022, we purchased 171,397 shares at a total cost of $4.2 million through our share repurchase program.  As of December 31, 2023, there were 868,757 authorized shares remaining under the program.

17. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2023 and 2022:

	2023	2022

	(In thousands, except per share amounts)
Numerator:
Net earnings	$30,188	$29,540

Denominator:
Basic weighted average shares outstanding	9,449	9,555
Effect of dilutive securities:
Employee share-based awards	86	69
Diluted weighted average shares outstanding	9,535	9,624

Basic earnings per share	$3.19	$3.09

Diluted earnings per share	$3.17	$3.07

Diluted weighted average shares outstanding for 2023 exclude anti-dilutive share-based awards totaling 618,000 shares at a weighted average price of $28.95. Diluted weighted average shares outstanding for 2022 exclude anti-dilutive share-based awards totaling 916,000 shares at a weighted average price of $27.27.

Unvested restricted stock awards provide holders with dividend rights prior to vesting, however, such rights are forfeitable if the awards do not vest.  As a result, unvested restricted stock awards are not participating securities and are excluded from the computation of earnings per share.

18. SEGMENT INFORMATION

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments.  As of December 31, 2023, the “other” category in the table below included our wholesale and retail operations in Australia, South Africa, and Asia Pacific, which do not meet the criteria for separate reportable segment classification. We ceased operations in the Asia Pacific region in 2023, and are in the final stages of winding down this business.

In the Wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada.  Licensing revenues are also included in our wholesale segment.  We have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. In 2023 and 2022, there was no single customer with sales of 10% or more of our total sales.

In the Retail segment, we operate e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees.  Retail stores sell our branded footwear, primarily Florsheim, and accessories.

The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Summarized segment data for the years ended December 31, 2023 and 2022 was as follows:

	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2023
Product sales	$247,896	$38,012	$29,636	$315,544
Licensing revenues	2,504	—	—	2,504
Net sales	250,400	38,012	29,636	318,048
Depreciation	1,942	7	630	2,579
Earnings from operations	33,288	6,752	984	41,024
Total assets	276,626	4,594	28,122	309,342
Capital expenditures	2,544	—	765	3,309

2022
Product sales	$281,138	$36,694	$31,808	$349,640
Licensing revenues	2,097	—	—	2,097
Net sales	283,235	36,694	31,808	351,737
Depreciation	1,969	4	512	2,485
Earnings from operations	32,641	6,058	1,666	40,365
Total assets	292,262	5,460	28,898	326,620
Capital expenditures	882	12	1,448	2,342

All North American corporate office assets are included in the Wholesale segment. Transactions between segments primarily consist of sales between the Wholesale and Retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Geographic Segments

Financial information relating to our business by geographic area was as follows for the years ended December 31, 2023 and 2022:

	2023	2022

	(Dollars in thousands)
Net Sales
United States	$266,515	$292,441
Canada	21,897	27,488
Australia	23,012	25,196
Asia	4,143	3,472
South Africa	2,481	3,140
Total	$318,048	$351,737

Long-Lived Assets
United States	$75,274	$76,530
Other	14,650	14,310
	$89,924	$90,840

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), operating lease ROU assets, goodwill, trademarks, investment in real estate and amortizable intangible assets.

19. SHARE-BASED COMPENSATION PLAN

At December 31, 2023 we had one share-based compensation plan, entitled the 2017 Incentive Plan (hereinafter, “the Plan”). Under the Plan, options to purchase common stock are granted to officers and key employees at exercise prices not less than the fair market value of our Company’s common stock on the date of the grant. We also grant restricted stock awards under the Plan. We issue new common stock to satisfy stock option exercises as well as the issuance of restricted stock awards.

Stock options and restricted stock awards were granted in both 2023 and 2022. Stock options and restricted stock awards are valued at fair market value based on the Company’s closing stock price on the date of grant. Stock options granted in 2023 and 2022 vest ratably over five years and expire 10 years from the grant date. Restricted stock granted in 2023 and 2022 vests ratably over four years. As of December 31, 2023, there were approximately 92,000 shares remaining available for share-based awards under the Plan.

Stock option exercises can be net share settled such that we withhold shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. The net share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. In 2023, approximately 430,000 shares were withheld, and were based on the value of the stock on the exercise dates. Total payments made by the Company for the employees’ tax obligations to the taxing authorities were $186,000 in 2023 and $12,000 in 2022; such payments  are generally reflected as a financing activity within the consolidated statements of cash flows.

In accordance with ASC 718, share-based compensation expense of approximately $1.4 million and $1.5 million was recognized in 2023 and 2022, respectively, for stock options and restricted stock awards granted since 2017. An estimate of forfeitures, based on historical data, was included in the calculation of share-based compensation.

At December 31, 2023, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2019 through 2023 which is expected to be recognized over the weighted-average remaining vesting period of 3.7 years. At December 31, 2022, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2018 through 2022 which was expected to be recognized over the weighted-average remaining vesting period of 3.7 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options in 2023 and 2022:

	2023	2022
Risk-free interest rate	4.31%	3.08%
Expected dividend yield	3.88%	3.33%
Expected term	8.0	8.0
Expected volatility	31.0%	28.5%

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

The following tables summarize our stock option activity during the years ended December 31, 2023 and 2022:

Stock Options

	Years ended December 31,
	2023		2022
		Weighted Average		Weighted Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,345,369	$25.83	1,279,833	$25.44
Granted	149,200	25.79	143,500	28.83
Exercised	(487,331)	25.02	(60,914)	24.96
Forfeited or expired	(40,021)	26.31	(17,050)	24.79
Outstanding at end of year	967,217	$26.22	1,345,369	$25.83

Exercisable at end of year	524,829	$27.30	891,733	$26.36

Weighted average fair market value of options granted	$6.63		$6.78

	Weighted Average Remaining
	Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2023	6.7	$5,649,000
Exercisable - December 31, 2023	5.4	$2,804,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on December 29, 2023 of $31.36 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Fair Value
Non-vested - December 31, 2021	511,311	$23.63	$3.64
Granted	143,500	28.83	6.78
Vested	(189,375)	25.08	3.87
Forfeited	(11,800)	23.20	3.65
Non-vested - December 31, 2022	453,636	$24.76	$4.55
Granted	149,200	25.79	6.63
Vested	(147,128)	25.26	4.44
Forfeited	(13,320)	25.24	4.91
Non-vested - December 31, 2023	442,388	$24.93	$5.28

The following table summarizes information about outstanding and exercisable stock options at December 31, 2023:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number of	Remaining	Weighted	Number of	Weighted
	Options	Contractual Life	Average	Options	Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
$18.00	134,760	6.7	$18.00	74,260	$18.00
$23.38 to $25.79	432,695	7.8	$24.43	160,415	$23.65
$27.94 to $37.22	399,762	5.7	$30.92	290,154	$31.70
	967,217	6.7	$26.22	524,829	$27.30

The following table summarizes our stock option activity for the years ended December 31:

	2023	2022

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$1,537	$251
Net proceeds from stock option exercises	$103	$293
Income tax benefit from the exercise of stock options	$400	$65
Total fair value of stock options vested	$653	$734

Restricted Stock

The following table summarizes our restricted stock award activity during the years ended December 31, 2022 and 2023:

	Shares of Restricted	Weighted Average
	Stock	Grant Date Fair Value
Non-vested - December 31, 2021	78,470	$23.11
Issued	27,620	28.83
Vested	(34,282)	24.46
Forfeited	—	—
Non-vested - December 31, 2022	71,808	$24.67
Issued	27,700	25.79
Vested	(28,243)	23.60
Forfeited	(2,175)	25.13
Non-vested - December 31, 2023	69,090	$25.54

At December 31, 2023, we expected 69,090 shares of restricted stock to vest over a weighted-average remaining contractual term of 2.7 years. These shares had an aggregate intrinsic value of $2.2 million at December 31, 2023. The aggregate intrinsic value was calculated using the market value of our Company’s common stock on December 29, 2023 of $31.36 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $188,000 in 2023 and $247,000 in 2022.

20. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total

	(Dollars in thousands)
BALANCE, DECEMBER 31, 2021	$1,307	$760	$2,067
Add - Additions charged to earnings	151	5,584	5,735
Deduct - Charges for purposes for which reserves were established	(348)	(5,344)	(5,692)
BALANCE, DECEMBER 31, 2022	$1,110	$1,000	$2,110
Add - Additions charged to earnings	519	5,115	5,634
Deduct - Charges for purposes for which reserves were established	(136)	(5,098)	(5,234)
BALANCE, DECEMBER 31, 2023	$1,493	$1,017	$2,510

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A    CONTROLS AND PROCEDURES

Attached as exhibits to this Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section “Evaluation of Disclosure Controls and Procedures” below.

The attestation report of Baker Tilly US, LLP, our independent registered public accounting firm, regarding its audit of Weyco Group, Inc.’s internal control over financial reporting is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm (PCAOB ID 23).” This section should be read in conjunction with the certifications of our CEO and CFO and the Baker Tilly US, LLP attestation report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Annual Report. Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our Disclosure Controls were not effective due to a material weakness in internal control over financial reporting, described below.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of our controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

Other than the material weakness described below, there have not been any changes in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based our assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our Finance function.

Based on our assessment, management concluded that our internal control over financial reporting was not effective as of the end of the fiscal year 2023. We reviewed the results of management's assessment with the Audit Committee of our Board.

We determined a material weakness existed relating to the design, implementation, and monitoring of general information technology controls in the areas of program change management, user access, and segregation of duties for systems supporting certain internal control processes. Related controls are dependent upon the information derived from the information systems and therefore could have been adversely impacted.

With respect to the material weakness, our management, under the oversight of our Audit Committee, has begun evaluating and implementing measures designed to remediate the material weakness.   These remediation measures have or will include implementing controls, procedures, and software relating to program change management, user access and segregation of duties for systems supporting the related internal control processes and developing monitoring controls and protocols that will allow us to timely assess the design and operating effectiveness of the new and redesigned controls. The Company plans to engage a third-party service provider to assist with the remediation of the material weakness and the implementation of the required controls.

We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Reports of Independent Registered Public Accounting Firm

The attestation report from the Company’s independent registered public accounting firm required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm (PCAOB ID 23).”

ITEM 9B    OTHER INFORMATION

(a)	None
(b)	During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Information About Executive Officers” of this Annual Report on Form 10-K and within the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2024 (the “2024 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Delinquent Section 16(a) Reports,” “Audit Committee,” and “Code of Business Ethics,” and is incorporated herein by reference.

ITEM 11     EXECUTIVE COMPENSATION

Information required by this Item is set forth in the Company’s 2024 Proxy Statement in sections entitled “Summary Compensation Table,” “Outstanding Equity Awards at December 31, 2023,” “Pension Benefits,” “Employment Contracts and Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Pay Versus Performance,” and is incorporated herein by reference.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Information required by this Item is set forth in the Company’s 2024 Proxy Statement in the sections entitled “Security Ownership of Management and Others” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth in the Company’s 2024 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in the Company’s 2024 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2023 Annual Report on Form 10-K.
(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Bylaws of Weyco Group, Inc. as amended and restated as of March 9, 2021	Exhibit 3.1 to Form 8-K filed March 9, 2021

4.1	Description of Securities of the Registrant	Exhibit 4.1 to Form 10-K for Year Ended December 31, 2019

10.3*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.4*	Employment Agreement (Renewal) - Thomas W. Florsheim, Jr., dated January 1, 2023	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2022

10.5*	Employment Agreement (Renewal) - John W. Florsheim, dated January 1, 2023	Exhibit 10.5 to Form 10-K for Year Ended December 31, 2022

10.6*	Excess Benefits Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016

10.7*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.7a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016

10.8*	Deferred Compensation Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016

10.9	Third Amendment to Credit Agreement, dated as of September 28, 2023	Exhibit 10.9 to Form 8-K filed September 29, 2023

10.10	Third Amended and Restated Revolving Loan Note, dated September 28, 2023	Exhibit 10.10 to Form 8-K filed September 29, 2023

10.11	Security Agreement with Associated Bank, dated November 4, 2020	Exhibit 10.3 to Form 10-Q for Quarter Ended September 30, 2020

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.15*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A to the Registrant’s Proxy Statement Schedule 14A for the Annual Meeting of Shareholders held on May 9, 2017

10.15a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21a to Form 10-Q for Quarter Ended September 30, 2017

10.15b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21b to Form 10-Q for Quarter Ended September 30, 2017

10.15c*	Form of restricted stock agreement for the Weyco Group, Inc. 2017 Incentive Plan	Exhibit 10.21c to Form 10-Q for Quarter Ended September 30, 2017

21	Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page	X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

97	Weyco Group, Inc. Executive Officer Compensation Recovery Policy		X

101

The following financial information from Weyco Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Earnings for the years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Equity for the years ended December 31, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

X

104	The cover page from the Company's Annual Report on Form 10-K for the year-ended December 31, 2023, formatted in iXBRL (included in Exhibit 101).		X

* Management contract or compensatory plan or arrangement

ITEM 16     FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/ Judy Anderson	March 14, 2024
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 14, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

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