Form 10-Q
period 2024-03-31
WEYCO GROUP INC
filed 2024-05-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

As of April 29, 2024, there were 9,499,893 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following consolidated condensed balance sheet as of December 31, 2023, which has been derived from audited financial statements, and the unaudited interim consolidated condensed financial statements have been prepared by Weyco Group, Inc. (“we,” “our,” “us,” and the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Please read these consolidated condensed financial statements in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$78,348	$69,312
Marketable securities, at amortized cost	—	215
Accounts receivable, net	42,098	39,275
Income tax receivable	—	245
Inventories	61,960	74,890
Prepaid expenses and other current assets	3,641	6,172
Total current assets	186,047	190,109

Marketable securities, at amortized cost	6,360	6,354
Deferred income tax benefits	1,052	1,096
Property, plant and equipment, net	28,970	29,504
Operating lease right-of-use assets	11,153	12,520
Goodwill	12,317	12,317
Trademarks	33,168	33,168
Other assets	24,204	24,274
Total assets	$303,271	$309,342

LIABILITIES AND EQUITY:
Accounts payable	$5,789	$8,845
Dividend payable	—	2,352
Operating lease liabilities	3,671	3,979
Accrued liabilities	9,718	14,446
Accrued income tax payable	1,950	—
Total current liabilities	21,128	29,622

Deferred income tax liabilities	11,765	11,819
Long-term pension liability	13,447	13,412
Operating lease liabilities	8,412	9,531
Other long-term liabilities	411	465
Total liabilities	55,163	64,849

Common stock	9,508	9,497
Capital in excess of par value	72,016	71,661
Reinvested earnings	184,914	180,646
Accumulated other comprehensive loss	(18,330)	(17,311)
Total equity	248,108	244,493
Total liabilities and equity	$303,271	$309,342

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share amounts)

Net sales	$71,558	$86,294
Cost of sales	39,551	49,132
Gross earnings	32,007	37,162

Selling and administrative expenses	23,756	26,776
Earnings from operations	8,251	10,386

Interest income	905	139
Interest expense	—	(385)
Other expense, net	(95)	(130)

Earnings before provision for income taxes	9,061	10,010

Provision for income taxes	2,411	2,565

Net earnings	$6,650	$7,445

Weighted average shares outstanding
Basic	9,436	9,483
Diluted	9,580	9,545

Earnings per share
Basic	$0.70	$0.79
Diluted	$0.69	$0.78

Cash dividends declared (per share)	$0.25	$0.24

Comprehensive income	$5,631	$7,238

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,650	$7,445
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	584	643
Amortization	66	69
Bad debt expense (recovery)	44	(13)
Deferred income taxes	(35)	(23)
Net foreign currency transaction gains	(9)	(48)
Share-based compensation expense	367	338
Pension expense	220	347
Loss on disposal of fixed assets	18	—
Increase in cash surrender value of life insurance	(105)	(105)
Changes in operating assets and liabilities -
Accounts receivable	(2,865)	520
Inventories	12,928	21,297
Prepaid expenses and other assets	2,633	1,943
Accounts payable	(3,053)	(8,411)
Accrued liabilities and other	(5,301)	(3,208)
Accrued income taxes	2,194	2,192
Net cash provided by operating activities	14,336	22,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	215	510
Purchases of property, plant and equipment	(170)	(659)
Net cash provided by (used for) investing activities	45	(149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(4,664)	(4,561)
Shares purchased and retired	(5)	(1,540)
Net proceeds from stock options exercised	—	16
Payment of contingent consideration	—	(500)
Proceeds from bank borrowings	—	29,018
Repayments of bank borrowings	—	(39,514)
Net cash used for financing activities	(4,669)	(17,081)

Effect of exchange rate changes on cash and cash equivalents	(676)	(67)

Net increase in cash and cash equivalents	$9,036	$5,689

CASH AND CASH EQUIVALENTS at beginning of year	69,312	16,876

CASH AND CASH EQUIVALENTS at end of year	$78,348	$22,565

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$207	$205
Interest paid	$—	$423

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2024, may not necessarily be indicative of the results for the full year.

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

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share amounts)
Numerator:
Net earnings	$6,650	$7,445

Denominator:
Basic weighted average shares outstanding	9,436	9,483
Effect of dilutive securities:
Employee share-based awards	144	62
Diluted weighted average shares outstanding	9,580	9,545

Basic earnings per share	$0.70	$0.79

Diluted earnings per share	$0.69	$0.78

Diluted weighted average shares outstanding for the three months ended March 31, 2024, excluded anti-dilutive stock options totaling 395,000 shares of common stock at a weighted average exercise price of $30.15. Diluted weighted average shares outstanding for the three months ended March 31, 2023, excluded anti-dilutive stock options totaling 1,042,000 shares of common stock at a weighted average exercise price of $26.79.

4.    Investments

As noted in our Annual Report on Form 10-K for the year ended December 31, 2023, all our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity.

Below is a summary of the amortized cost and estimated market values of our marketable securities as of March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$—	$—	$215	$215
Due from one through five years	3,524	3,567	3,518	3,592
Due from six through ten years	2,836	2,800	2,836	2,830
Total	$6,360	$6,367	$6,569	$6,637

The unrealized gains and losses on marketable securities at March 31, 2024, and at December 31, 2023, were as follows:

	March 31, 2024		December 31, 2023
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$99	$(92)	$118	$(50)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of March 31, 2024, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

During the three months ended March 31, 2024, there were no changes in the carrying value of our indefinite-lived intangible assets (goodwill and trademarks). Our amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		March 31, 2024			December 31, 2023
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(3,053)	$447	$3,500	$(2,994)	$506
Total amortizable intangible assets		$3,500	$(3,053)	$447	$3,500	$(2,994)	$506

Amortization expense related to the intangible assets was approximately $58,000 in both the first quarters of 2024 and 2023.

6.    Segment Information

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. As of March 31, 2024, the “other” category in the table below included our wholesale and retail operations in Australia, South Africa, and Asia Pacific, which do not meet the criteria for separate reportable segment classification. We ceased operations in Asia in 2023 and are in the final stages of winding down that business. Summarized segment data for the three-month periods ended March 31, 2024 and 2023, was as follows:

Three Months Ended
March 31,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2024
Product sales	$55,723	$9,819	$5,489	$71,031
Licensing revenues	527	—	—	527
Net sales	$56,250	$9,819	$5,489	$71,558
Earnings from operations	$7,391	$1,297	$(437)	$8,251

2023
Product sales	$69,281	$8,930	$7,467	$85,678
Licensing revenues	616	—	—	616
Net sales	$69,897	$8,930	$7,467	$86,294
Earnings from operations	$8,829	$1,282	$275	$10,386

7.    Employee Retirement Plans

The components of our pension expense were as follows:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Service cost	$96	$118
Interest cost	637	672
Expected return on plan assets	(612)	(577)
Net amortization and deferral	99	134
Pension expense	$220	$347

The components of pension expense other than the service cost component were included in “other expense, net” in the Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited).

8.    Leases

We lease retail shoe stores, as well as several office and distribution facilities worldwide. These leases have original lease periods expiring between 2024 and 2029. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our operating lease costs were as follows:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Operating lease costs	$1,106	$1,362
Variable lease costs (1)	—	2
Total lease costs	$1,106	$1,364

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of March 31, 2024:

Operating Leases
(Dollars in thousands)
2024, excluding the quarter ended March 31, 2024	$3,232
2025	3,532
2026	3,115
2027	1,993
2028	953
Thereafter	379
Total lease payments	13,204
Less: imputed interest	(1,121)
Present value of lease liabilities	$12,083

The operating lease liabilities were classified in the consolidated condensed balance sheets (unaudited) as follows:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Operating lease liabilities - current	$3,671	$3,979
Operating lease liabilities - non-current	8,412	9,531
Total	$12,083	$13,510

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.34%.  As of March 31, 2024, our leases had a weighted-average remaining lease term of 3.6 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended March 31,
	2024	2023

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,141	$1,286
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$—	$1,739

9.    Income Taxes

The effective income tax rates for the three months ended March 31, 2024 and 2023 were 26.6% and 25.6%, respectively. The 2024 and 2023 effective tax rates differed from the federal rate of 21% primarily because of state taxes.

10.  Share-Based Compensation Plans

During the three months ended March 31, 2024, we recognized $367,000 of compensation expense associated with stock option and restricted stock awards granted in years 2019 through 2023. During the three months ended March 31, 2023, we recognized $338,000 of compensation expense associated with stock option and restricted stock awards granted in years 2018 through 2022.

The following table summarizes our stock option activity for the three-month period ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2023	967,217	$26.22
Granted	—	—
Exercised	(45,502)	24.49
Forfeited or expired	(3,260)	25.33
Outstanding at March 31, 2024	918,455	$26.31	6.5	$5,735,000
Exercisable at March 31, 2024	485,628	$27.50	5.2	$2,740,000

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our common stock on March 28, 2024, the last trading day of the quarter, of $31.88 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the three-month period ended March 31, 2024:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2023	69,090	$25.54
Issued	—	—
Vested	(1,425)	24.85
Forfeited	—	—
Non-vested - March 31, 2024	67,665	$25.55	2.4	$2,157,000

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our common stock on March 28, 2024, the last trading day of the quarter, of $31.88 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

At March 31, 2024, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets, and expires on September 28, 2024. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At March 31, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

12.  Financial Instruments

At March 31, 2024, our wholly-owned subsidiary, Florsheim Australia, had a foreign exchange contract outstanding to buy $0.3 million U.S. dollars at a price of approximately $0.4 million Australian dollars. This contract expires in 2024. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contract.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

13.  Comprehensive Income

Comprehensive income for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended March 31,
	2024	2023

Net earnings	$6,650	$7,445
Foreign currency translation adjustments	(1,092)	(306)
Pension liability adjustment, net of tax of $26 and $35, respectively	73	99
Total comprehensive income	$5,631	$7,238

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	March 31,	December 31,
	2024	2023

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,046)	$(7,954)
Pension liability, net of tax	(9,284)	(9,357)
Total accumulated other comprehensive loss	$(18,330)	$(17,311)

The following tables show changes in accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Balance, December 31, 2023	$(7,954)	$(9,357)	$(17,311)
Other comprehensive loss before reclassifications	(1,092)		(1,092)
Amounts reclassified from accumulated other comprehensive loss	—	73	73
Net current period other comprehensive (loss) income	(1,092)	73	(1,019)
Balance, March 31, 2024	$(9,046)	$(9,284)	$(18,330)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)
Other comprehensive loss before reclassifications	(306)	—	(306)
Amounts reclassified from accumulated other comprehensive loss	—	99	99
Net current period other comprehensive (loss) income	(306)	99	(207)
Balance, March 31, 2023	$(8,902)	$(11,498)	$(20,400)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected line item in the
	Three Months Ended March 31,				statement where net
	2024		2023		earnings is presented
Amortization of defined benefit pension items
Prior service cost	$5	(1)	$5	(1)	Other expense, net
Actuarial losses	94	(1)	129	(1)	Other expense, net
Total before tax	99		134
Tax benefit	(26)		(35)
Net of tax	$73		$99

(1)	These amounts were included in the computation of pension expense. See Note 7 for additional details.

14.  Equity

The following table reconciles our equity for the three months ended March 31, 2024:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2023	$9,497	$71,661	$180,646	$(17,311)
Net earnings	—	—	6,650	—
Foreign currency translation adjustments	—	—	—	(1,092)
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	11	(12)	—	—
Share-based compensation expense	—	367	—	—
Shares purchased and retired	—	—	(5)	—
Balance, March 31, 2024	$9,508	72,016	$184,914	(18,330)

The following table reconciles our equity for the three months ended March 31, 2023:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)
Net earnings	—	—	7,445	—
Foreign currency translation adjustments	—	—	—	(306)
Pension liability adjustment, net of tax	—	—	—	99
Cash dividends declared	—	—	(2,289)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	15	—	—
Share-based compensation expense	—	338	—	—
Shares purchased and retired	(62)	—	(1,478)	—
Balance, March 31, 2023	$9,523	$70,828	$167,717	$(20,400)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year-ended December 31, 2023, filed on March 14, 2024, which information is incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

The Company designs, markets, and distributes quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, Rafters, and Forsake. Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars.

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations include our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in Asia in 2023, and are in the final stages are winding down that business. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Sales in our Wholesale segment were down 20% versus record first-quarter sales in 2023. Our performance reflected industry headwinds, as retailers are taking a conservative approach to inventory management given the soft sales trend in the footwear and apparel categories and their focus on maintaining lower inventory levels. While our sales were down, we remain encouraged by solid retail sell-throughs, especially in our legacy men’s brands.

Our legacy business was collectively down 13%, with Stacy Adams, Nunn Bush and Florsheim brands down 16%, 13% and 11%, respectively. After working though high inventories for much of 2023, retailers are reducing their upfront buys and placing more orders on an as-needed basis. We did see a meaningful increase in our at-once business during the quarter, but it was not enough to make up the deficit. We anticipate this conservative trend among retailers will continue through the second quarter, but are optimistic that demand will improve in the second half of 2024. We remain focused on evolving our brands to fit a more relaxed lifestyle and continue to expand our offerings in the true casual and hybrid footwear categories. While there is uncertainty in the current retail environment due to a variety of factors, we feel confident about the long-term trajectory of our legacy brands.

BOGS sales were down 48% for the quarter, as the outdoor boot market remains challenging. Additionally, BOGS’ decline in sales was driven by a tough comparison to last year’s first quarter sales.  In early 2023, BOGS shipped a large work boot program to a key account which did not recur in 2024. The loss of this program made up the majority of BOGS’ sales decline for the quarter. After multiple seasons of solid growth, the BOGS business lost momentum in the back half of 2023 due to the oversaturation of boots at retail, in combination with mild Fall and Winter weather.  We believe the market is slowly normalizing as retailers work down their inventories. We are rolling out a wide range of boots that utilize BOGS’ seamless construction, which is 30% lighter and over twice as durable than the standard vulcanized rubber boot. We believe the expansion of our seamless collection will be a difference-maker as the outdoor boot market resets with cleaner inventories this Fall.

Our Retail segment had record first-quarter sales and a 10% increase over last year.  The increase was driven primarily by higher web sales for both Florsheim and BOGS. The growth in our direct-to-consumer business reflects the strength of our brand portfolio as well as the investment we have made in our e-commerce platform.

Our overseas business, which consists of Australia, New Zealand, Asia Pacific, and South Africa, collectively known as Florsheim Australia, had a sales decrease of 26% for the quarter. Sales were lower, in part, due to the closure of our Florsheim Asia retail locations at the end of 2023, and the loss of an important wholesale account in Australia. In addition, overall retail and wholesale sales have been lackluster throughout much of the region, reflecting general macro-economic pressures.  For the second half of the year, we are focused on expense management while we identify opportunities to get our overseas business back on a growth track.

First Quarter Highlights

Consolidated net sales were $71.6 million, down 17% compared to record first-quarter sales of $86.3 million in 2023. Consolidated gross earnings increased to 44.7% of net sales compared to 43.1% of net sales in last year’s first quarter, due to higher gross margins in our Wholesale segment. Earnings from operations were $8.3 million, down 21% from record first-quarter operating earnings of $10.4 million in 2023. First-quarter 2024 net earnings were $6.7 million, or $0.69 per diluted share, compared to record first-quarter net earnings of $7.4 million, or $0.78 per diluted share, last year.

Financial Position Highlights

At March 31, 2024, our cash and marketable securities totaled $84.7 million and we had no debt outstanding on our $40.0 million revolving line of credit. During the first three months of 2024, we generated $14.3 million of cash from operations and used funds to pay $4.7 million in dividends. We also had $0.2 million of capital expenditures during the period.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,		%
	2024	2023	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$56,250	$69,897	(20)%
North American Retail	9,819	8,930	10%
Other	5,489	7,467	(26)%
Total	$71,558	$86,294	(17)%

Earnings from Operations
North American Wholesale	$7,391	$8,829	(16)%
North American Retail	1,297	1,282	1%
Other	(437)	275	NM
Total	$8,251	$10,386	(21)%

NM – Not meaningful

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31,		%
	2024	2023	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$13,758	$16,300	(16)%
Nunn Bush	12,690	14,546	(13)%
Florsheim	22,395	25,209	(11)%
BOGS/Rafters	6,659	12,820	(48)%
Forsake	221	406	(46)%
Total North American Wholesale	$55,723	$69,281	(20)%
Licensing	527	616	(14)%
Total North American Wholesale Segment	$56,250	$69,897	(20)%

Wholesale net sales for the quarter were down across all brands due to reduced demand following record growth early last year. Our BOGS brand experienced the largest decrease, with sales down 48% for the quarter, as retailers reduced orders due to the current surplus of product in the outdoor footwear market.

Earnings from Operations

Wholesale gross earnings were 39.6% of net sales for the quarter compared to 38.2% of net sales last year. Gross margins improved as a result of lower inventory costs, primarily inbound freight.  Freight costs normalized in the first half of 2022, but because of the large buildup of inventories in 2022, it was not until late 2023 that we sold through inventory with higher freight and were able to begin realizing the full benefit of these lower freight costs.

Wholesale selling and administrative expenses consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses totaled $14.9 million for the quarter compared to $17.9 million last year. The decrease was primarily due to lower employee costs, including commission-based compensation. As a percent of net sales, wholesale selling and administrative expenses were 27% in 2024 and 26% in 2023. Wholesale operating earnings totaled $7.4 million for the quarter, down 16% from $8.8 million in 2023, primarily due to lower sales.

Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Wholesale distribution costs were $3.7 million and $4.2 million in the first quarters of 2024 and 2023, respectively.

North American Retail Segment

Net Sales

Net sales in our retail segment were a first-quarter record of $9.8 million, up 10% over our previous record of $8.9 million in the first quarter of 2023. The increase was primarily due to higher sales on our BOGS and Florsheim websites.

Earnings from Operations

Retail gross earnings as a percent of net sales were 65.3% and 66.3% in the first quarters of 2024 and 2023, respectively. Selling and administrative expenses for the retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs. Retail selling and administrative expenses were $5.1 million in the first quarter of 2024 versus $4.6 million in the first quarter of 2023. The increase was primarily due to higher freight costs associated with the increase in web shipments this year. As a percent of net sales, retail selling and administrative expenses were flat at 52% in both 2024 and 2023.

Retail operating earnings were flat at $1.3 million in both the first quarters of 2024 and 2023. Higher retail sales were offset by increased selling and administrative expenses this year.

Other

Operating results reported in the “other” category historically included our retail and wholesale businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in Asia in 2023, and are in the final stages of winding down that business. As a result, the 2024 operating results of the “other” category primarily reflect that of Australia and South Africa.

Net sales of Florsheim Australia were $5.5 million in the first quarter of 2024, down 26% from $7.5 million in the first quarter of 2023. In local currency, its net sales were down 24%, due mainly to lower sales in Asia as a result of the closing of our Asia operations, and the mid-year 2023 loss of a sizeable wholesale customer in Australia. Retail sales in Australia were also down for the quarter due to the challenging retail environment.

Florsheim Australia’s gross earnings were 60.2% of net sales for the quarter and 60.5% of net sales last year. Florsheim Australia generated operating losses of $0.4 million for the period, down compared to operating earnings of $0.3 million in last year’s first quarter. The decrease was primarily due to lower sales.

Other income and expense

Interest income totaled $0.9 million in the first quarter of 2024 compared to $0.1 million in last year’s first quarter. Interest expense was $0 for the quarter compared to $0.4 million last year.  This year included interest earned on cash in the U.S. and Canada while prior year included interest expense incurred on outstanding debt balances during the period.

Other expense, net, totaled $0.1 million in both the first quarters of 2024 and 2023.

The effective income tax rates for the three months ended March 31, 2024 and 2023 were 26.6% and 25.6%, respectively. The 2024 and 2023 effective tax rates differed from the federal rate of 21% primarily because of state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term marketable securities, and our revolving line of credit. During the first three months of 2024, we generated $14.3 million of cash from operations compared $23.0 million in the same period one year ago. The decrease in 2024 was primarily due to changes in operating assets and liabilities, principally inventory. Our consolidated inventory balance as of March 31, 2024 was $62.0 million, down from $74.9 million at December 31, 2023.  Our inventory is at a seasonal low point and is expected to return to year-end 2023 levels by the end of the second quarter 2024. We are building inventories to support “at once” business on our core styles.

We paid dividends totaling $4.7 million and $4.6 million in the first three months of 2024 and 2023, respectively. On May 7, 2024, our Board of Directors declared a cash dividend of $0.26 per share to all shareholders of record on May 17, 2024, payable June 28, 2024. This represents an increase of 4% above the previous quarterly dividend rate of $0.25.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first three months of 2024, we repurchased 200 shares for a total cost of approximately $5,000.  As of March 31, 2024, there were 868,557 authorized shares available for repurchase under the program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $0.2 million in the first three months of 2024.  Management estimates that total capital expenditures for 2024 will be between $2.0 million and $4.0 million.

At March 31, 2024, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets, and expires on September 28, 2024. Outstanding advances on the line of credit bear interest at SOFR plus 125 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At March 31, 2024 and December 31, 2023, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

As of March 31, 2024, approximately $4.7 million of cash and cash equivalents was held by our foreign subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section titled Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report.  Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were not effective due to the material weakness in internal control over financial reporting, described below in “Remediation.”

Changes in Internal Control Over Financial Reporting

Other than the material weakness described below in “Remediation,” there have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, we determined a material weakness existed relating to the design, implementation, and monitoring of general information technology controls in the areas of program change management, user assess, and segregation of duties for systems supporting certain internal control processes.  Related controls are dependent upon the information derived from the information systems and therefore could have been adversely impacted.

With respect to the material weakness, our management, under the oversight of our Audit Committee, has begun evaluating and implementing measures designed to remediate the material weakness. These measures have or will include implementing controls, procedures, and software relating to program change management, user access and segregation of duties for systems supporting the related internal control processes and developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of the new and redesigned controls. The Company has engaged a third-party service provider to assist with the remediation of the material weakness and the implementation of the required controls.

We believe the above actions will be effective in remediating the material weakness and we will continue to devote time and attention to these remedial efforts. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We anticipate the remediation of the material weakness will be completed during 2024. We are committed to improving our internal control processes, and, as we evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase over the life of the program. The table below presents information regarding the repurchases of our common stock in the three-month period ended March 31, 2024.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
01/01/2024 - 01/31/2024	—	$—	—	868,757
02/01/2024 - 02/29/2024	—	$—	—	868,757
03/01/2024 - 03/31/2024	200	$28.74	200	868,557
Total	200	$28.74	200

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 9, 2024	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)