Form 10-Q
period 2024-06-30
WEYCO GROUP INC
filed 2024-08-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

As of July 31, 2024, there were 9,490,681 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$78,407	$69,312
Marketable securities, at amortized cost	—	215
Accounts receivable, net	37,338	39,275
Income tax receivable	332	245
Inventories	67,944	74,890
Prepaid expenses and other current assets	3,506	6,172
Total current assets	187,527	190,109

Marketable securities, at amortized cost	6,367	6,354
Deferred income tax benefits	1,074	1,096
Property, plant and equipment, net	28,566	29,504
Operating lease right-of-use assets	10,597	12,520
Goodwill	12,317	12,317
Trademarks	33,168	33,168
Other assets	24,203	24,274
Total assets	$303,819	$309,342

LIABILITIES AND EQUITY:
Accounts payable	$4,573	$8,845
Dividend payable	—	2,352
Operating lease liabilities	3,514	3,979
Accrued liabilities	10,865	14,446
Total current liabilities	18,952	29,622

Deferred income tax liabilities	11,837	11,819
Long-term pension liability	13,482	13,412
Operating lease liabilities	7,958	9,531
Other long-term liabilities	386	465
Total liabilities	52,615	64,849

Common stock	9,491	9,497
Capital in excess of par value	72,346	71,661
Reinvested earnings	187,563	180,646
Accumulated other comprehensive loss	(18,196)	(17,311)
Total equity	251,204	244,493
Total liabilities and equity	$303,819	$309,342

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)

Net sales	$63,932	$67,014	$135,490	$153,308
Cost of sales	35,840	38,007	75,391	87,139
Gross earnings	28,092	29,007	60,099	66,169

Selling and administrative expenses	21,431	22,307	45,187	49,083
Earnings from operations	6,661	6,700	14,912	17,086

Interest income	964	190	1,869	329
Interest expense	—	(132)	—	(517)
Other expense, net	(143)	(168)	(238)	(298)

Earnings before provision for income taxes	7,482	6,590	16,543	16,600

Provision for income taxes	1,875	1,726	4,286	4,291

Net earnings	$5,607	$4,864	$12,257	$12,309

Weighted average shares outstanding
Basic	9,429	9,440	9,433	9,461
Diluted	9,548	9,542	9,564	9,625

Earnings per share
Basic	$0.60	$0.51	$1.30	$1.30
Diluted	$0.59	$0.50	$1.28	$1.28

Cash dividends declared (per share)	$0.26	$0.25	$0.51	$0.49

Comprehensive income	$5,741	$5,210	$11,372	$12,448

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2024	2023

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,257	$12,309
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,204	1,279
Amortization	133	137
Bad debt (recovery) expense	(2)	88
Deferred income taxes	(11)	55
Net foreign currency transaction losses (gains)	28	(9)
Share-based compensation expense	698	675
Pension expense	441	647
Loss on disposal of fixed assets	20	—
Increase in cash surrender value of life insurance	(210)	(210)
Changes in operating assets and liabilities -
Accounts receivable	1,948	18,982
Inventories	6,941	24,115
Prepaid expenses and other assets	2,800	2,167
Accounts payable	(4,264)	(9,305)
Accrued liabilities and other	(4,225)	(5,273)
Accrued income taxes	(90)	(2,003)
Excess tax benefits from share-based compensation	—	(73)
Net cash provided by operating activities	17,668	43,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	215	1,010
Purchases of property, plant and equipment	(344)	(1,381)
Net cash used for investing activities	(129)	(371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,162)	(6,920)
Shares purchased and retired	(514)	(2,134)
Net proceeds from stock options exercised	—	24
Payment of contingent consideration	—	(500)
Taxes paid related to the net share settlement of equity awards	—	(173)
Proceeds from bank borrowings	—	63,047
Repayments of bank borrowings	—	(91,613)
Net cash used for financing activities	(7,676)	(38,269)

Effect of exchange rate changes on cash and cash equivalents	(768)	145

Net increase in cash and cash equivalents	$9,095	$5,086

CASH AND CASH EQUIVALENTS at beginning of period	69,312	16,876

CASH AND CASH EQUIVALENTS at end of period	$78,407	$21,962

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,337	$6,273
Interest paid	$—	$808

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2024, may not necessarily be indicative of the results for the full year.

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

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Numerator:
Net earnings	$5,607	$4,864	$12,257	$12,309

Denominator:
Basic weighted average shares outstanding	9,429	9,440	9,433	9,461
Effect of dilutive securities:
Employee share-based awards	119	102	131	164
Diluted weighted average shares outstanding	9,548	9,542	9,564	9,625

Basic earnings per share	$0.60	$0.51	$1.30	$1.30

Diluted earnings per share	$0.59	$0.50	$1.28	$1.28

Diluted weighted average shares outstanding for the three months ended June 30, 2024, excluded anti-dilutive stock options totaling 393,000 shares of common stock at a weighted average exercise price of $30.15. Diluted weighted average shares outstanding for the six months ended June 30, 2024, excluded anti-dilutive stock options totaling 394,000 shares of common stock at a weighted average exercise price of $30.15.  Diluted weighted average shares outstanding for the three months ended June 30, 2023, excluded anti-dilutive stock options totaling 433,000 shares of common stock at a weighted average exercise price of $30.75. Diluted weighted average shares outstanding for the six months ended June 30, 2023, excluded anti-dilutive stock options totaling 735,000 shares of common stock at a weighted average exercise price of $28.78.

4.    Investments

All our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity. Below is a summary of the amortized cost and estimated market values of our marketable securities as of June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$—	$—	$215	$215
Due from one through five years	3,531	3,560	3,518	3,592
Due from six through ten years	2,836	2,748	2,836	2,830
Total	$6,367	$6,308	$6,569	$6,637

The unrealized gains and losses on marketable securities at June 30, 2024, and at December 31, 2023, were as follows:

	June 30, 2024		December 31, 2023
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$82	$(141)	$118	$(50)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of June 30, 2024, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

During the six months ended June 30, 2024, there were no changes in the carrying value of our indefinite-lived intangible assets (goodwill and trademarks). Our amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		June 30, 2024			December 31, 2023
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(3,111)	$389	$3,500	$(2,994)	$506
Total amortizable intangible assets		$3,500	$(3,111)	$389	$3,500	$(2,994)	$506

Amortization expense related to the intangible assets was approximately $58,000 in both the second quarters of 2024 and 2023. For both the six-month periods ended June 30, 2024 and June 30, 2023, amortization expense related to the intangible assets was approximately $116,000.

6.    Segment Information

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. As of June 30, 2024, the “other” category in the table below included our wholesale and retail operations in Australia, South Africa, and Asia Pacific, which do not meet the criteria for separate reportable segment classification. We ceased operations in Asia in 2023 and are in the final stages of winding down that business. Summarized segment data for the three and six-month periods ended June 30, 2024 and 2023, was as follows:

Three Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2024
Product sales	$49,741	$7,603	$6,081	$63,425
Licensing revenues	507	—	—	507
Net sales	$50,248	$7,603	$6,081	$63,932
Earnings from operations	$5,784	$695	$182	$6,661

2023
Product sales	$50,910	$7,627	$7,923	$66,460
Licensing revenues	554	—	—	554
Net sales	$51,464	$7,627	$7,923	$67,014
Earnings from operations	$5,355	$1,069	$276	$6,700

Six Months Ended
June 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2024
Product sales	$105,464	$17,422	$11,570	$134,456
Licensing revenues	1,034	—	—	1,034
Net sales	$106,498	$17,422	$11,570	$135,490
Earnings from operations	$13,175	$1,992	$(255)	$14,912

2023
Product sales	$120,191	$16,557	$15,390	$152,138
Licensing revenues	1,170	—	—	1,170
Net sales	$121,361	$16,557	$15,390	$153,308
Earnings from operations	$14,184	$2,351	$551	$17,086

7.    Employee Retirement Plans

The components of our pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Service cost	$97	$116	$193	$234
Interest cost	637	644	1,274	1,316
Expected return on plan assets	(612)	(574)	(1,224)	(1,151)
Net amortization and deferral	99	114	198	248
Pension expense	$221	$300	$441	$647

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

The components of our operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Operating lease costs	$1,116	$1,298	$2,222	$2,660
Variable lease costs (1)	—	49	—	51
Total lease costs	$1,116	$1,347	$2,222	$2,711

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of June 30, 2024:

Operating Leases
(Dollars in thousands)
2024, excluding the six months ended June 30, 2024	$2,089
2025	3,591
2026	3,174
2027	2,051
2028	1,012
Thereafter	399
Total lease payments	12,316
Less: imputed interest	(844)
Present value of lease liabilities	$11,472

The operating lease liabilities were classified in the consolidated condensed balance sheets (unaudited) as follows:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Operating lease liabilities - current	$3,514	$3,979
Operating lease liabilities - non-current	7,958	9,531
Total	$11,472	$13,510

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.38%.  As of June 30, 2024, our leases had a weighted-average remaining lease term of 3.5 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,181	$1,273	$2,322	$2,559
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$259	$—	$259	$1,739

9.    Income Taxes

The effective income tax rates for the three months ended June  30, 2024 and 2023 were 25.1% and 26.2%, respectively. For the six months ended June 30, 2024 and 2023, the effective tax rate was 25.9% in both periods. The 2024 and 2023 effective tax rates differed from the federal rate of 21% primarily because of state taxes.

10.  Share-Based Compensation Plans

During the three and six months ended June 30, 2024, we recognized $331,000 and $698,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2019 through 2023. During the three and six months ended June 30, 2023, we recognized $337,000 and $675,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2018 through 2022.

The following table summarizes our stock option activity for the six-month period ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2023	967,217	$26.22
Granted	—	—
Exercised	(49,962)	24.44
Forfeited or expired	(5,880)	25.05
Outstanding at June 30, 2024	911,375	$26.32	6.3	$4,440,000
Exercisable at June 30, 2024	480,188	$27.54	4.9	$2,128,000

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our common stock on June 28, 2024, the last trading day of the quarter, of $30.32 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the six-month period ended June 30, 2024:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2023	69,090	$25.54
Issued	—	—
Vested	(1,425)	24.85
Forfeited	—	—
Non-vested - June 30, 2024	67,665	$25.55	2.2	$2,052,000

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our common stock on June 28, 2024, the last trading day of the quarter, of $30.32 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

At June 30, 2024, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets, and expires on September 28, 2024. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At June 30, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

12.  Financial Instruments

At June 30, 2024, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.8 million U.S. dollars at a price of approximately $2.7 million Australian dollars. These contracts expire in 2024. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

13.  Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net earnings	$5,607	$4,864	$12,257	$12,309
Foreign currency translation adjustments	61	262	(1,031)	(44)
Pension liability adjustment, net of tax of $26, $30, $52, and $65, respectively	73	84	146	183
Total comprehensive income	$5,741	$5,210	$11,372	$12,448

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	June 30,	December 31,
	2024	2023

	(Dollars in thousands)
Foreign currency translation adjustments	$(8,985)	$(7,954)
Pension liability, net of tax	(9,211)	(9,357)
Total accumulated other comprehensive loss	$(18,196)	$(17,311)

The following tables show changes in accumulated other comprehensive loss during the six months ended June 30, 2024 and 2023:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Balance, December 31, 2023	$(7,954)	$(9,357)	$(17,311)
Other comprehensive loss before reclassifications	(1,031)	—	(1,031)
Amounts reclassified from accumulated other comprehensive loss	—	146	146
Net current period other comprehensive (loss) income	(1,031)	146	(885)
Balance, June 30, 2024	$(8,985)	$(9,211)	$(18,196)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total
Balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)
Other comprehensive loss before reclassifications	(44)	—	(44)
Amounts reclassified from accumulated other comprehensive loss	—	183	183
Net current period other comprehensive (loss) income	(44)	183	139
Balance, June 30, 2023	$(8,640)	$(11,414)	$(20,054)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three and six months ended June 30, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Loss								Affected line item in the
	Three Months Ended June 30,				Six Months Ended June 30,				statement where net
	2024		2023		2024		2023		earnings is presented
Amortization of defined benefit pension items
Prior service cost	$5	(1)	$5	(1)	$10	(1)	$10	(1)	Other expense, net
Actuarial losses	94	(1)	109	(1)	188	(1)	238	(1)	Other expense, net
Total before tax	99		114		198		248
Tax benefit	(26)		(30)		(52)		(65)
Net of tax	$73		$84		$146		$183

(1)	These amounts were included in the computation of pension expense. See Note 7 for additional details.

14.  Equity

The following table reconciles our equity for the six months ended June 30, 2024:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2023	$9,497	$71,661	$180,646	$(17,311)
Net earnings	—	—	6,650	—
Foreign currency translation adjustments	—	—	—	(1,092)
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.25 per share)	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	11	(12)	—	—
Share-based compensation expense	—	367	—	—
Shares purchased and retired	—	—	(5)	—
Balance, March 31, 2024	$9,508	72,016	$184,914	(18,330)
Net earnings	—	—	5,607	—
Foreign currency translation adjustments	—	—	—	61
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.26 per share)	—	—	(2,467)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	331	—	—
Shares purchased and retired	(18)	—	(491)	—
Balance, June 30, 2024	$9,491	72,346	187,563	(18,196)

The following table reconciles our equity for the six months ended June 30, 2023:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)
Net earnings	—	—	7,445	—
Foreign currency translation adjustments	—	—	—	(306)
Pension liability adjustment, net of tax	—	—	—	99
Cash dividends declared ($0.24 per share)	—	—	(2,289)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	15	—	—
Share-based compensation expense	—	338	—	—
Shares purchased and retired	(62)	—	(1,478)	—
Balance, March 31, 2023	$9,523	$70,828	$167,717	$(20,400)
Net earnings	—	—	4,864	—
Foreign currency translation adjustments	—	—	—	262
Pension liability adjustment, net of tax	—	—	—	84
Cash dividends declared ($0.25 per share)	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	29	(194)	—	—
Share-based compensation expense	—	337	—	—
Shares purchased and retired	(23)	—	(571)	—
Balance, June 30, 2023	$9,529	$70,971	$169,633	$(20,054)

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

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations include our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023, and are in the final stages of winding down that business. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Wholesale segment net sales were down 2% for the quarter. Despite the decrease, wholesale operating earnings improved because of higher gross margins. As we enter the second half of the year, many retailers remain conservative in their approach to future order bookings. However, we are encouraged by the strength of our at-once business, and believe we are well-positioned with the right inventory to leverage an uptick in consumer demand.

Net sales attributable to our legacy businesses (comprised of our Stacy Adams, Nunn Bush, and Florsheim brands) increased slightly in the second quarter, with Florsheim and Nunn Bush up 3% and 8%, respectively, and Stacy Adams down 10%. The increase for Nunn Bush was partly due to a timing shift of shipments to a large retailer from third to second quarter. Our legacy brands face the challenge of maintaining a strong position in refined footwear while expanding their presence in the casual segment. The traditional dress and dress-casual footwear categories comprise a meaningful but shrinking market. While we remain committed to maximizing our leadership position in refined footwear, growth over the medium to long term is dependent on each brand’s ability to navigate the casual lifestyle aesthetic that accelerated during the pandemic.  From a product perspective, we are focused on introducing more hybrid and athleisure styles that appeal to today’s consumer who places a premium on versatility and comfort.  Our success in these categories is most evident on our websites: Nunn Bush and Florsheim now derive more than half of their direct-to-consumer sales volume from true casual and hybrid footwear. Stacy Adams, our most dress-oriented brand, has also started to make inroads selling hybrid footwear. As we move forward, we expect all three brands to benefit from a more balanced product offering.

Our BOGS business experienced a 33% decline in net sales for the quarter. As noted in previous quarters, the outdoor weather boot market has been affected by an oversaturation of inventory and two relatively mild winters.  Retailers have spent the last eighteen months working to normalize their inventory levels. We are now seeing early signs of renewed wholesale demand in the U.S., as retailers evaluate their upcoming inventory needs. We remain cautiously optimistic as we approach the key Fall selling season.

A current focus for BOGS is to enhance the brand's presence in the work-footwear category which is more of a year-round business. We are introducing lighter insulated boots with seamless construction suitable for use from September through May. These seamless construction boots offer more than twice the durability of traditional vulcanized boots and should serve as a significant differentiator as we expand our footprint in the Farm and Agriculture channel.

Retail sales, which are mainly generated by our websites, were flat for the quarter. We are encountering a more price-sensitive, competitive environment. Nunn Bush and Stacy Adams experienced slight declines for the quarter that offset low, single-digit increases in BOGS and Florsheim. We continue to invest in our online platform as we believe this is an area of future growth.

Sales at Florsheim Australia were down 23% for the quarter. Approximately half of the decrease was attributable to the closing of our Asia Pacific business in late 2023. Australia’s results were also impacted by the loss of a sizeable wholesale customer, three fewer stores operating in the quarter compared to the same period last year, and a challenging environment at retail. Like their counterparts in the U.S., Australian consumers are facing inflationary pressures for basic everyday necessities and housing, leading to reduced spending on discretionary items, such as footwear and apparel. Additionally, we had three fewer stores in Australia in the second quarter of 2024 compared to the same period last year.  We are focused on controlling our costs while working to turn around both our Australian retail and wholesale businesses.

Second Quarter Highlights

Consolidated net sales were $63.9 million, down 5% compared to net sales of $67.0 million in the second quarter of 2023. Consolidated gross earnings increased to 43.9% of net sales compared to 43.3% of net sales in last year’s second quarter, due mainly to higher gross margins in our Wholesale segment. Earnings from operations totaled approximately $6.7 million in both the second quarters of 2024 and 2023. Second-quarter 2024 net earnings were a record $5.6 million, or $0.59 per diluted share, up 15% over our previous record of $4.9 million or $0.50 per diluted share, last year.

Year-To-Date Highlights

Consolidated net sales for the first half of 2024 were $135.5 million, down 12% from $153.3 million in 2023. Consolidated gross earnings increased to 44.4% of net sales in the first six months of 2024 versus 43.2% of net sales in the same period one year ago. The increase was due to higher gross margins in our Wholesale segment. Year-to-date earnings from operations totaled $14.9 million, down 13% from record operating earnings of $17.1 million in 2023. Our net earnings were $12.3 million, or $1.28 per diluted share, in the first six months of 2024, level with last year’s net earnings in the same period.

Financial Position Highlights

At June 30, 2024, our cash and marketable securities totaled $84.8 million and we had no debt outstanding on our $40.0 million revolving line of credit. During the first six months of 2024, we generated $17.7 million of cash from operations and used funds to pay $7.2 million in dividends. We also repurchased $0.5 million of our common stock and had $0.3 million of capital expenditures during the period.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$50,248	$51,464	(2)%	$106,498	$121,361	(12)%
North American Retail	7,603	7,627	0%	17,422	16,557	5%
Other	6,081	7,923	(23)%	11,570	15,390	(25)%
Total	$63,932	$67,014	(5)%	$135,490	$153,308	(12)%

Earnings from Operations
North American Wholesale	$5,784	$5,355	8%	$13,175	$14,184	(7)%
North American Retail	695	1,069	(35)%	1,992	2,351	(15)%
Other	182	276	(34)%	(255)	551	NM
Total	$6,661	$6,700	(1)%	$14,912	$17,086	(13)%

NM – Not meaningful

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2024	2023	Change	2024	2023	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$11,779	$13,102	(10)%	$25,537	$29,402	(13)%
Nunn Bush	12,683	11,734	8%	25,373	26,280	(3)%
Florsheim	22,068	21,456	3%	44,463	46,665	(5)%
BOGS/Rafters	2,969	4,421	(33)%	9,628	17,241	(44)%
Forsake	242	197	23%	463	603	(23)%
Total North American Wholesale	$49,741	$50,910	(2)%	$105,464	$120,191	(12)%
Licensing	507	554	(8)%	1,034	1,170	(12)%
Total North American Wholesale Segment	$50,248	$51,464	(2)%	$106,498	$121,361	(12)%

Wholesale net sales for the second quarter of 2024 were down 2% compared to last year’s second quarter, due to lower sales of the BOGS and Stacy Adams brands partially offset by higher sales of the Nunn Bush and Florsheim brands. For the six months ended June 30, 2024, wholesale net sales were down 12% compared to the first six months of 2023, with sales down across all our brands due to reduced consumer demand. Our BOGS brand experienced the largest decreases for the three and six-month periods, as outdoor retailers continue to be cautious with orders after a recent period of oversaturation of inventories in the outdoor boot market. We believe retailer inventory levels are starting to normalize and BOGS demand will improve as we enter the prime selling season for the brand in the second half of the year.

Earnings from Operations

Wholesale gross earnings were 38.2% of net sales in the second quarter of 2024 compared to 37.0% of net sales in last year’s second quarter. For the six months ended June 30, wholesale gross earnings as a percent of net sales were 39.0% in 2024 and 37.7% in 2023. Gross margins improved for both the quarter and year-to-date periods as a result of lower inventory costs, primarily inbound freight. Freight costs stabilized beginning in the first half of 2022, but because of the large buildup of inventories in 2022, it was not until late 2023 that we sold through inventory with higher freight costs and were able to begin realizing the full benefit of the lower freight costs.

Wholesale selling and administrative expenses consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses totaled $13.4 million for the quarter compared to $13.7 million in last year’s second quarter, which constituted 27% of net sales in both periods. For the six months ended June 30, wholesale selling and administrative expenses were $28.3 million, or 27% of net sales, in 2024, versus $31.6 million, or 26% of net sales, in 2023.

Wholesale operating earnings rose 8% to $5.8 million for the quarter, from $5.4 million in last year’s second quarter, primarily due to the impact of higher gross margins. For the six months ended June 30, 2024, wholesale operating earnings were $13.2 million, down 7% compared to $14.2 million in the same period of 2023.  The year-to-date decrease was due to lower sales partially offset by the higher gross margins this year.

Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Wholesale distribution costs were $3.3 million and $3.5 million in the second quarters of 2024 and 2023, respectively. For the six-month periods ended June 30, wholesale distribution costs were $6.9 million in 2024 and $7.7 million in 2023.

North American Retail Segment

Net Sales

Net sales in our Retail segment, which were mainly generated by our e-commerce websites, were flat at $7.6 million in both the second quarters of 2024 and 2023. For the six months ended June 30, retail net sales were a record $17.4 million in 2024, up 5% over our previous record of $16.6 million in 2023. The year-to-date increase was driven mainly by higher sales on the BOGS and Florsheim websites. Brick-and-mortar sales were down slightly for the three and six-month periods.

Earnings from Operations

Retail gross earnings as a percent of net sales were 67.5% and 66.2% in the second quarters of 2024 and 2023, respectively. For the six months ended June 30, retail gross earnings were 66.2% of net sales in both 2024 and 2023.

Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs. Retail selling and administrative expenses were $4.4 million, or 58% of net sales, for the quarter compared to $4.0 million, or 52% of net sales, in last year’s second quarter. For the six months ended June 30, Retail selling and administrative expenses totaled $9.5 million, or 55% of net sales, in 2024 versus $8.6 million, or 52% of net sales, in 2023. The quarter and year-to-date increases were primarily due to higher web advertising and freight costs. This year’s web advertising expenses increased largely due to the reallocation of certain expenditures historically charged to our Wholesale segment that primarily benefit our websites.

Retail operating earnings were $0.7 million for the quarter, down 35% from $1.1 million in last year’s second quarter. For the six months ended June 30, 2024, Retail operating earnings totaled $2.0 million, down 15% compared to record operating earnings of $2.4 million last year. The three and six-month earnings decreases were due to the higher web expenses this year.

Other

Operating results reported in the “other” category historically included our retail and wholesale businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and are in the final stages of winding down that business. As a result, the 2024 operating results of the “other” category primarily reflect that of Australia and South Africa.

Net sales of Florsheim Australia were $6.1 million in the second quarter of 2024, down 23% from $7.9 million in the second quarter of 2023. For the year-to-date period, Florsheim Australia’s net sales declined $3.8 million, or 25%, from the same period one year ago. The quarter and year-to-date decreases were largely due to the closing of our Asia Pacific operations. Sales in Australia were also down due to three fewer retail stores operating during the quarter and year-to-date periods, compared to the same periods of 2023, the mid-year 2023 loss of a sizeable wholesale customer, and a challenging environment at retail.

Florsheim Australia’s gross earnings were 62.0% of net sales for the quarter and 62.4% of net sales in last year’s second quarter. For the six months ended June 30, Florsheim Australia’s gross earnings as a percent of net sales were 61.2% and 61.5% in 2024 and 2023, respectively.

Florsheim Australia’s operating earnings for the three-month period were $0.2 million in 2024 and $0.3 million in 2023. For the six months ended June 30, 2024, its operating losses totaled $0.3 million, down from operating earnings of $0.6 million in the same period one year ago. The three and six-month decreases were mainly due to lower sales this year.

Other income and expense

Interest income totaled $1.0 million in the second quarter of 2024 compared to $0.2 million in last year’s second quarter. For the six months ended June 30, interest income was $1.9 million in 2024 and $0.3 million in 2023. The increases in 2024 were due to interest earned on higher cash balances in the U.S. and Canada this year. Interest expense decreased $0.1 million and $0.5 million during the three and six months ended June 30, 2024, compared to the same periods of 2023. Last year’s quarter and year-to-date interest expense was incurred on outstanding debt balances during those periods, which have since been paid off.

Other expense, net, totaled $0.1 million and $0.2 million in the second quarters of 2024 and 2023, respectively. For the six months ended June 30, other expense, net, totaled $0.2 million in 2024 and $0.3 million in 2023.

The effective income tax rates for the three months ended June 30, 2024 and 2023 were 25.1% and 26.2%, respectively. For the six months ended June 30, 2024 and 2023, the effective tax rate was 25.9% in both periods. The 2024 and 2023 effective tax rates differed from the federal rate of 21% primarily because of state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and our revolving line of credit. During the first six months of 2024, we generated $17.7 million of cash from operations compared $43.6 million in the same period one year ago. The decrease in 2024 was primarily due to changes in operating assets and liabilities, principally accounts receivable and inventory.

We paid dividends totaling $7.2 million and $6.9 million in the first six months of 2024 and 2023, respectively. On August 6, 2024, our Board of Directors declared a cash dividend of $0.26 per share to all shareholders of record on August 19, 2024, payable September 30, 2024.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first six months of 2024, we repurchased 18,013 shares for a total cost of approximately $0.5 million.  As of June 30, 2024, there were 850,744 authorized shares available for repurchase under the program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $0.3 million in the first six months of 2024.  Management estimates that total capital expenditures for 2024 will be between $1.0 million and $3.0 million.

At June 30, 2024, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets, and expires on September 28, 2024. Outstanding advances on the line of credit bear interest at SOFR plus 125 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At June 30, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

As of June 30, 2024, approximately $5.4 million of cash and cash equivalents was held by our foreign subsidiaries.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section titled “Evaluation of Disclosure Controls and Procedures.”

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of June 30, 2024.  Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2024, the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

Except for the improvements in our internal control over financial reporting to remediate the material weakness described below in “Remediation,” there have been no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management, under the oversight of our Audit Committee, has completed the following measures to remediate the material weakness:

●	Engaged a third-party service provider to advise on the design of our general information technology controls and proper remediation measures,
●	Updated and formalized certain information technology policies,
●	Implemented software and enhanced controls and procedures relating to program change management, programmer access, and segregation of duties for systems supporting the related internal control processes, and
●	Developed monitoring controls and protocols that allow us to timely assess the design and operating effectiveness of the new and redesigned controls

We believe the measures above were effective in remediating the material weakness and improved the effectiveness of our internal control over financial reporting. Our remediation efforts are considered complete as the new and redesigned controls have been operating for a sufficient period, and management has concluded, through testing, that the controls are operating effectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase over the life of the program. The table below presents information regarding the repurchases of our common stock in the three-month period ended June 30, 2024.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
04/01/2024 - 04/30/2024	10,046	$28.54	10,046	858,511
05/01/2024 - 05/31/2024	7,767	$28.51	7,767	850,744
06/01/2024 - 06/30/2024	—	$—	—	850,744
Total	17,813	$28.53	17,813

Item 5. Other Information

During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.1	Weyco Group, Inc. 2024 Incentive Plan	Appendix A of the Weyco Group, Inc. Definitive Proxy Statement for its 2024 Annual Meeting, as filed with the Securities and Exchange Commission on April 5, 2024

10.2	Form of incentive stock option agreement for the Weyco Group, Inc. 2024 Incentive Plan		X

10.3	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2024 Incentive Plan		X

10.4	Form of restricted stock agreement for the Weyco Group, Inc. 2024 Incentive Plan		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 8, 2024	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)