Form 10-Q
period 2024-09-30
WEYCO GROUP INC
filed 2024-11-08
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Glendale, Wisconsin 53212

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

Yes ☐ No ☒

As of October 28, 2024, there were 9,559,295 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$75,455	$69,312
Marketable securities, at amortized cost	365	215
Accounts receivable, net	46,804	39,275
Income tax receivable	—	245
Inventories	72,187	74,890
Prepaid expenses and other current assets	3,071	6,172
Total current assets	197,882	190,109

Marketable securities, at amortized cost	6,009	6,354
Deferred income tax benefits	1,116	1,096
Property, plant and equipment, net	28,540	29,504
Operating lease right-of-use assets	11,472	12,520
Goodwill	12,317	12,317
Trademarks	33,168	33,168
Other assets	24,184	24,274
Total assets	$314,688	$309,342

LIABILITIES AND EQUITY:
Accounts payable	$6,049	$8,845
Dividend payable	—	2,352
Operating lease liabilities	4,167	3,979
Accrued liabilities	12,053	14,446
Accrued income tax payable	693	—
Total current liabilities	22,962	29,622

Deferred income tax liabilities	11,566	11,819
Long-term pension liability	13,541	13,412
Operating lease liabilities	8,129	9,531
Other long-term liabilities	367	465
Total liabilities	56,565	64,849

Common stock	9,559	9,497
Capital in excess of par value	72,661	71,661
Reinvested earnings	193,107	180,646
Accumulated other comprehensive loss	(17,204)	(17,311)
Total equity	258,123	244,493
Total liabilities and equity	$314,688	$309,342

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)

Net sales	$74,329	$84,150	$209,819	$237,458
Cost of sales	41,427	47,997	116,818	135,136
Gross earnings	32,902	36,153	93,001	102,322

Selling and administrative expenses	22,739	23,720	67,926	72,803
Earnings from operations	10,163	12,433	25,075	29,519

Interest income	894	269	2,763	598
Interest expense	(15)	(5)	(15)	(522)
Other expense, net	(185)	(133)	(423)	(431)

Earnings before provision for income taxes	10,857	12,564	27,400	29,164

Provision for income taxes	2,794	3,227	7,080	7,518

Net earnings	$8,063	$9,337	$20,320	$21,646

Weighted average shares outstanding
Basic	9,439	9,451	9,435	9,458
Diluted	9,599	9,530	9,576	9,539

Earnings per share
Basic	$0.85	$0.99	$2.15	$2.29
Diluted	$0.84	$0.98	$2.12	$2.27

Cash dividends declared (per share)	$0.26	$0.25	$0.77	$0.74

Comprehensive income	$9,055	$8,656	$20,427	$21,104

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$20,320	$21,646
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,848	1,930
Amortization	199	204
Bad debt expense	19	107
Deferred income taxes	(351)	(82)
Net foreign currency transaction losses (gains)	79	(9)
Share-based compensation expense	1,086	996
Pension expense	693	970
Loss on disposal of fixed assets	34	—
Increase in cash surrender value of life insurance	(315)	(315)
Changes in operating assets and liabilities -
Accounts receivable	(7,534)	(6)
Inventories	2,728	48,442
Prepaid expenses and other assets	3,277	2,775
Accounts payable	(2,792)	(10,164)
Accrued liabilities and other	(2,937)	(4,331)
Accrued income taxes	940	775
Net cash provided by operating activities	17,294	62,938

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	215	1,015
Purchases of property, plant and equipment	(900)	(2,565)
Net cash used for investing activities	(685)	(1,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,614)	(9,285)
Shares purchased and retired	(567)	(3,439)
Net proceeds from stock options exercised	—	33
Payment of contingent consideration	—	(500)
Taxes paid related to the net share settlement of equity awards	(4)	(173)
Proceeds from bank borrowings	—	70,060
Repayments of bank borrowings	—	(101,196)
Net cash used for financing activities	(10,185)	(44,500)

Effect of exchange rate changes on cash and cash equivalents	(281)	(367)

Net increase in cash and cash equivalents	$6,143	$16,521

CASH AND CASH EQUIVALENTS at beginning of period	69,312	16,876

CASH AND CASH EQUIVALENTS at end of period	$75,455	$33,397

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,251	$6,462
Interest paid	$15	$971

The accompanying notes to consolidated condensed financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2024, may not necessarily be indicative of the results for the full year.

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

2.    New Accounting Pronouncements

Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The objective of ASU 2023-07 is to require entities to provide enhanced disclosures on significant segment expenses. ASU 2023-07 is effective for public companies in annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We are currently evaluating the impact that ASU 2023-07 will have on our consolidated financial statements.

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

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share amounts)
Numerator:
Net earnings	$8,063	$9,337	$20,320	$21,646

Denominator:
Basic weighted average shares outstanding	9,439	9,451	9,435	9,458
Effect of dilutive securities:
Employee share-based awards	160	79	141	81
Diluted weighted average shares outstanding	9,599	9,530	9,576	9,539

Basic earnings per share	$0.85	$0.99	$2.15	$2.29

Diluted earnings per share	$0.84	$0.98	$2.12	$2.27

Diluted weighted average shares outstanding for the three months ended September 30, 2024, excluded anti-dilutive stock options totaling 240,000 shares of common stock at a weighted average exercise price of $32.83. Diluted weighted average shares outstanding for the nine months ended September 30, 2024, excluded anti-dilutive stock options totaling 342,000 shares of common stock at a weighted average exercise price of $31.05.  Diluted weighted average shares outstanding for the three months ended September 30, 2023, excluded anti-dilutive stock options totaling 606,000 shares of common stock at a weighted average exercise price of $28.13. Diluted weighted average shares outstanding for the nine months ended September 30, 2023, excluded anti-dilutive stock options totaling 692,000 shares of common stock at a weighted average exercise price of $28.56.

4.    Investments

All our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity. Below is a summary of the amortized cost and estimated market values of our marketable securities as of September 30, 2024, and December 31, 2023.

	September 30, 2024		December 31, 2023
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$365	$364	$215	$215
Due from one through five years	3,172	3,251	3,518	3,592
Due from six through ten years	2,837	2,802	2,836	2,830
Total	$6,374	$6,417	$6,569	$6,637

The unrealized gains and losses on marketable securities at September 30, 2024, and at December 31, 2023, were as follows:

	September 30, 2024		December 31, 2023
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$103	$(60)	$118	$(50)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of September 30, 2024, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

During the nine months ended September 30, 2024, there were no changes in the carrying value of our indefinite-lived intangible assets (goodwill and trademarks). Our amortizable intangible assets, which were included within other assets in the Consolidated Condensed Balance Sheets (unaudited), consisted of the following:

		September 30, 2024			December 31, 2023
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(3,169)	$331	$3,500	$(2,994)	$506
Total amortizable intangible assets		$3,500	$(3,169)	$331	$3,500	$(2,994)	$506

Amortization expense related to the intangible assets was approximately $58,000 in both the third quarters of 2024 and 2023. For both the nine-month periods ended September 30, 2024 and September 30, 2023, amortization expense related to the intangible assets was approximately $175,000.

6.    Segment Information

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). Our Chief Executive Officer evaluates the performance of our segments based on earnings from operations. Therefore, interest income or expense, other income or expense, and income taxes are not allocated to the segments. As of September 30, 2024, the “other” category in the table below included our wholesale and retail operations in Australia, South Africa, and Asia Pacific, which do not meet the criteria for separate reportable segment classification. We ceased operations in the Asia Pacific region in 2023 and have substantially completed the wind down of that business. As a result, the third-quarter 2024 operating results of the “other” category only reflect that of Australia and South Africa. Summarized segment data for the three and nine-month periods ended September 30, 2024 and 2023, was as follows:

Three Months Ended
September 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2024
Product sales	$60,673	$7,225	$6,029	$73,927
Licensing revenues	402	—	—	402
Net sales	$61,075	$7,225	$6,029	$74,329
Earnings from operations	$9,406	$798	$(41)	$10,163

2023
Product sales	$68,927	$7,584	$7,094	$83,605
Licensing revenues	545	—	—	545
Net sales	$69,472	$7,584	$7,094	$84,150
Earnings from operations	$11,251	$926	$256	$12,433

Nine Months Ended
September 30,	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2024
Product sales	$166,137	$24,647	$17,599	$208,383
Licensing revenues	1,436	—	—	1,436
Net sales	$167,573	$24,647	$17,599	$209,819
Earnings from operations	$22,581	$2,790	$(296)	$25,075

2023
Product sales	$189,118	$24,141	$22,484	$235,743
Licensing revenues	1,715	—	—	1,715
Net sales	$190,833	$24,141	$22,484	$237,458
Earnings from operations	$25,435	$3,277	$807	$29,519

7.    Employee Retirement Plans

The components of our pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Service cost	$113	$116	$306	$350
Interest cost	639	658	1,913	1,974
Expected return on plan assets	(607)	(575)	(1,831)	(1,726)
Net amortization and deferral	107	124	305	372
Pension expense	$252	$323	$693	$970

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

The components of our operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Operating lease costs	$1,156	$1,119	$3,378	$3,744
Variable lease costs (1)	—	40	—	91
Total lease costs	$1,156	$1,159	$3,378	$3,835

(1)    Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of September 30, 2024:

Operating Leases
(Dollars in thousands)
2024, excluding the nine months ended September 30, 2024	$1,167
2025	4,482
2026	3,797
2027	2,078
2028	1,025
Thereafter	403
Total lease payments	12,952
Less: imputed interest	(656)
Present value of lease liabilities	$12,296

The operating lease liabilities were classified in the consolidated condensed balance sheets (unaudited) as follows:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Operating lease liabilities - current	$4,167	$3,979
Operating lease liabilities - non-current	8,129	9,531
Total	$12,296	$13,510

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.59%.  As of September 30, 2024, our leases had a weighted-average remaining lease term of 3.2 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,223	$1,204	$3,545	$3,728
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$1,616	$99	$1,875	$1,571

9.    Income Taxes

The effective income tax rate for the three months ended September 30, 2024 and 2023 was 25.7% in both periods. For the nine months ended September 30, 2024 and 2023, the effective tax rate was 25.8% in both periods. The 2024 and 2023 effective tax rates differed from the federal rate of 21% primarily because of state taxes.

10.  Share-Based Compensation Plans

During the three and nine months ended September 30, 2024, we recognized $388,000 and $1,086,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2019 through 2024. During the three and nine months ended September 30, 2023, we recognized $321,000 and $996,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2018 through 2023.

The following table summarizes our stock option activity for the nine-month period ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value*
Outstanding at December 31, 2023	967,217	$26.22
Granted	—	—
Exercised	(105,072)	24.64
Forfeited or expired	(11,680)	25.76
Outstanding at September 30, 2024	850,465	$26.41	6.1	$6,851,000
Exercisable at September 30, 2024	567,574	$26.88	5.2	$4,426,000

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our common stock on September 30, 2024 of $34.04 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the nine-month period ended September 30, 2024:

			Weighted
		Weighted	Average
	Shares of	Average	Remaining	Aggregate
	Restricted	Grant Date	Contractual	Intrinsic
	Stock	Fair Value	Term (Years)	Value*
Non-vested - December 31, 2023	69,090	$25.54
Issued	54,855	34.65
Vested	(30,255)	24.86
Forfeited	(625)	27.86
Non-vested - September 30, 2024	93,065	$31.12	3.8	$3,168,000

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our common stock on September 30, 2024 of $34.04 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

On September 27, 2024, we amended our line of credit agreement. The amendment (“Amended Credit Agreement”) extends the maturity of our credit facility to September 26, 2025. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million, and amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. The Amended Credit Agreement is secured by a lien against our general business assets, and contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At September 30, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

12.  Financial Instruments

At September 30, 2024, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.0 million U.S. dollars at a price of approximately $1.5 million Australian dollars. These contracts expire in 2024. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

13.  Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands)
Net earnings	$8,063	$9,337	$20,320	$21,646
Foreign currency translation adjustments	913	(773)	(118)	(817)
Pension liability adjustment, net of tax of $28, $32, $80, and $97, respectively	79	92	225	275
Total comprehensive income	$9,055	$8,656	$20,427	$21,104

The components of accumulated other comprehensive loss as recorded in the Consolidated Condensed Balance Sheets (Unaudited) were as follows:

	September 30,	December 31,
	2024	2023

	(Dollars in thousands)
Foreign currency translation adjustments	$(8,072)	$(7,954)
Pension liability, net of tax	(9,132)	(9,357)
Total accumulated other comprehensive loss	$(17,204)	$(17,311)

The following tables show changes in accumulated other comprehensive loss during the nine months ended September 30, 2024 and 2023:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, December 31, 2023	$(7,954)	$(9,357)	$(17,311)
Other comprehensive loss before reclassifications	(118)	—	(118)
Amounts reclassified from accumulated other comprehensive loss	—	225	225
Net current period other comprehensive (loss) income	(118)	225	107
Balance, September 30, 2024	$(8,072)	$(9,132)	$(17,204)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)
Other comprehensive loss before reclassifications	(817)	—	(817)
Amounts reclassified from accumulated other comprehensive loss	—	275	275
Net current period other comprehensive (loss) income	(817)	275	(542)
Balance, September 30, 2023	$(9,413)	$(11,322)	$(20,735)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three and nine months ended September 30, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Loss								Affected line item in the
	Three Months Ended September 30,				Nine Months Ended September 30,				statement where net
	2024		2023		2024		2023		earnings is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$5	(1)	$5	(1)	$15	(1)	$15	(1)	Other expense, net
Actuarial losses	102	(1)	119	(1)	290	(1)	357	(1)	Other expense, net
Total before tax	107		124		305		372
Tax benefit	(28)		(32)		(80)		(97)
Net of tax	$79		$92		$225		$275

(1)	These amounts were included in the computation of pension expense. See Note 7 for additional details.

14.  Equity

The following table reconciles our equity for the nine months ended September 30, 2024:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2023	$9,497	$71,661	$180,646	$(17,311)
Net earnings	—	—	6,650	—
Foreign currency translation adjustments	—	—	—	(1,092)
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.25 per share)	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	11	(12)	—	—
Share-based compensation expense	—	367	—	—
Shares purchased and retired	—	—	(5)	—
Balance, March 31, 2024	$9,508	$72,016	$184,914	$(18,330)
Net earnings	—	—	5,607	—
Foreign currency translation adjustments	—	—	—	61
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.26 per share)	—	—	(2,467)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	331	—	—
Shares purchased and retired	(18)	—	(491)	—
Balance, June 30, 2024	$9,491	$72,346	$187,563	$(18,196)
Net earnings	—	—	8,063
Foreign currency translation adjustments	—	—	—	913
Pension liability adjustment, net of tax	—	—	—	79
Cash dividends declared ($0.26 per share)	—	—	(2,468)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	15	(18)	—	—
Issuance of restricted stock	55	(55)	—	—
Share-based compensation expense	—	388	—	—
Shares purchased and retired	(2)	—	(51)	—
Balance, September 30, 2024	$9,559	$72,661	$193,107	$(17,204)

The following table reconciles our equity for the nine months ended September 30, 2023:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)
Net earnings	—	—	7,445	—
Foreign currency translation adjustments	—	—	—	(306)
Pension liability adjustment, net of tax	—	—	—	99
Cash dividends declared ($0.24 per share)	—	—	(2,289)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	15	—	—
Share-based compensation expense	—	338	—	—
Shares purchased and retired	(62)	—	(1,478)	—
Balance, March 31, 2023	$9,523	$70,828	$167,717	$(20,400)
Net earnings	—	—	4,864	—
Foreign currency translation adjustments	—	—	—	262
Pension liability adjustment, net of tax	—	—	—	84
Cash dividends declared ($0.25 per share)	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	29	(194)	—	—
Share-based compensation expense	—	337	—	—
Shares purchased and retired	(23)	—	(571)	—
Balance, June 30, 2023	$9,529	$70,971	$169,633	$(20,054)
Net earnings	—	—	9,337	—
Foreign currency translation adjustments	—	—	—	(773)
Pension liability adjustment, net of tax	—	—	—	92
Cash dividends declared ($0.25 per share)	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	6	3	—	—
Issuance of restricted stock	28	(28)	—	—
Restricted stock forfeited	(2)	2	—	—
Share-based compensation expense	—	321	—	—
Shares purchased and retired	(50)	—	(1,255)	—
Balance, September 30, 2023	$9,511	$71,269	$175,338	$(20,735)

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

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations include our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and have substantially completed the wind down of that business. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and the retail environment in the United States.

EXECUTIVE OVERVIEW

Third quarter 2024 net sales in our Wholesale segment were down 12% compared to last year’s third quarter. The decrease was a result of the challenging economic environment, in which consumers have limited discretionary funds, and footwear market sales are being impacted accordingly.

BOGS net sales were down 18% for the quarter. The outdoor category, particularly the weather boot market, has been under pressure for the better part of two years. During the pandemic, retailers and consumers alike loaded up on outdoor gear, resulting in record sales for many brands, including BOGS.  Since then, the industry has been working through excess inventory, and we believe we have finally reached an equilibrium for the remainder of 2024.  However, many retailers are taking a wait-and-see approach regarding orders, operating under the premise that if they need inventory, it will be available in the market.  The result is that we have seen demand impacted by the mild and dry weather throughout the country, which has negatively affected our wholesale sales. The adverse effects of the weather extended to our BOGS e-commerce business, which was down 31% for the quarter.

While our success for the remainder of 2024 depends on Fall and Winter weather returning to normal, for the long-term, we are focused on reducing the weather sensitivity of the BOGS business. Towards that goal, we have increased our sales efforts in the Farm & Agriculture trade channel with the introduction of our Seamless Construction collection, which is 30% lighter and twice as durable as the vulcanized construction more commonly used in our category. The Farm & Agriculture trade channel is less weather-dependent and utilizes BOGS products year-round. We are making progress in this category, but it will take time to expand our penetration in retailers that cater to this market. We are also introducing Seamless Construction and lighter, less-insulated products to our Kids and Women’s lifestyle collections, which will help us make BOGS more of a three-season brand for this customer base. It has been a challenging stretch for the BOGS brand. We expect that having our retail partners with right-sized inventory will help move BOGS forward.

Our combined legacy business was down 10% for the quarter, with Florsheim up 1%, Stacy Adams down 17%, and Nunn Bush down 20%. As a category, dress footwear has been trending down for some time, except for a brief period emerging from the pandemic when there was a burst of weddings and more dressy occasions. This downtrend resulted in retailers shifting funding away from dress footwear and toward other categories. Given this context, Florsheim’s performance over the last few years, including this quarter, is very solid. Florsheim continues to pick up market share in the refined footwear category and has made good progress in the hybrid and true casual segments of the market.

Our Stacy Adams brand had a difficult quarter. The brand remains the market leader in accessible fashion in the contemporary dress footwear segment and is performing well, especially with accounts that maintain dress-oriented footwear as an important part of their retail assortment. The challenge is evolving the product lineup so that Stacy Adams is in consideration for hybrid and more refined casual footwear. While it will take time, we are getting traction at retail with casual lifestyle product, particularly in the hybrid category.

Our Nunn Bush brand caters to a more value-oriented, price-sensitive consumer. We saw reduced demand in the third quarter, as these consumers cut back on discretionary purchases. In addition, a significant portion of Nunn Bush’s sales decrease in the third quarter was due a shift in timing of shipments to a large retailer from third to second quarter. Despite the volume drop, we feel good about the future trajectory of the Nunn Bush business. We have reinvented Nunn Bush as the most casual brand within our legacy portfolio. Nunn Bush is also well-positioned in the market with its strong value proposition and innovative comfort technology.

Retail sales were down 5% for the quarter. The decline in retail sales was driven primarily by the decrease in BOGS e-commerce sales. Overall, our direct-to-consumer business has been more price-sensitive and promotionally oriented.

Sales at Florsheim Australia were down 15%. The decrease in sales at Florsheim Australia was mainly the result of our closing operations in the Asia-Pacific region. Sales in Australia were down 1%, with same-store sales up 1%. We are finding the economic environment in Australia to be very similar to that of North America, with consumers under pressure and very conservative in their approach to discretionary purchases.

Third Quarter Highlights

Consolidated net sales were $74.3 million, down 12% compared to net sales of $84.2 million in the third quarter of 2023. Consolidated gross earnings increased to 44.3% of net sales compared to 43.0% of net sales in last year’s third quarter, due mainly to higher gross margins in our Wholesale segment. Earnings from operations totaled $10.2 million for the quarter, down 18% from $12.4 million last year. Third quarter net earnings were $8.1 million, or $0.84 per diluted share, in 2024, versus $9.3 million, or $0.98 per diluted share, in 2023.

Year-To-Date Highlights

Consolidated net sales for the first nine months of 2024 were $209.8 million, down 12% from $237.5 million in 2023. Consolidated gross earnings increased to 44.3% of net sales in the first nine months of 2024 compared to 43.1% of net sales in the same period one year ago. The increase was primarily due to higher gross margins in our Wholesale segment.  Year-to-date 2024 earnings from operations totaled $25.1 million, down 15% from record operating earnings of $29.5 million in 2023. To date in 2024, our net earnings totaled $20.3 million, or $2.12 per diluted share, down from record net earnings of $21.6 million, or $2.27 per diluted share, in the first nine months of 2023.

Financial Position Highlights

At September 30, 2024, our cash and marketable securities totaled $81.8 million and we had no debt outstanding on our $40.0 million revolving line of credit. During the first nine months of 2024, we generated $17.3 million of cash from operations and used funds to pay $9.6 million in dividends. We also repurchased $0.6 million of our common stock and had $0.9 million of capital expenditures during the period.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$61,075	$69,472	(12)%	$167,573	$190,833	(12)%
North American Retail	7,225	7,584	(5)%	24,647	24,141	2%
Other	6,029	7,094	(15)%	17,599	22,484	(22)%
Total	$74,329	$84,150	(12)%	$209,819	$237,458	(12)%

Earnings from Operations
North American Wholesale	$9,406	$11,251	(16)%	$22,581	$25,435	(11)%
North American Retail	798	926	(14)%	2,790	3,277	(15)%
Other	(41)	256	NM	(296)	807	NM
Total	$10,163	$12,433	(18)%	$25,075	$29,519	(15)%

NM – Not meaningful

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2024	2023	Change	2024	2023	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$11,920	$14,348	(17)%	$37,457	$43,750	(14)%
Nunn Bush	12,366	15,401	(20)%	37,739	41,681	(9)%
Florsheim	22,860	22,638	1%	67,323	69,303	(3)%
BOGS/Rafters	13,192	16,057	(18)%	22,820	33,298	(31)%
Forsake	335	483	(31)%	798	1,086	(27)%
Total North American Wholesale	$60,673	$68,927	(12)%	$166,137	$189,118	(12)%
Licensing	402	545	(26)%	1,436	1,715	(16)%
Total North American Wholesale Segment	$61,075	$69,472	(12)%	$167,573	$190,833	(12)%

Wholesale net sales for the three and nine months ended September 30, 2024, were down 12% in both periods, compared to the same periods one year ago. This year, all our wholesale brands have been impacted by soft consumer demand resulting from reductions in discretionary spending.  Our BOGS brand was down 18% for the quarter and 31% for the year-to-date period, compared to the same periods of 2023.  While outdoor retailer inventory levels have normalized which positively impacted BOGS third-quarter performance relative to the first half of 2024, BOGS at-once orders did not reach their expected potential during the third quarter due to unseasonably warm and dry weather throughout the country. BOGS fourth-quarter 2024 sales will largely depend on colder weather to bolster its growth.

Earnings from Operations

Wholesale gross earnings were 40.1% of net sales in the third quarter of 2024 compared to 38.6% of net sales in last year’s third quarter. For the nine months ended September 30, wholesale gross earnings as a percent of net sales were 39.4% in 2024 and 38.0% in 2023. Gross margins improved for both the quarter and year-to-date periods as a result of lower inventory costs, primarily inbound freight. Freight costs stabilized beginning in the first half of 2022, but because of the large buildup of inventories in 2022, it was not until late 2023 that we sold through inventory with higher freight costs and were able to begin realizing the full benefit of the lower freight costs.

Wholesale selling and administrative expenses consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses totaled $15.1 million for the quarter compared to $15.6 million in last year’s third quarter. For the nine months ended September 30, wholesale selling and administrative expenses were $43.4 million in 2024 versus $47.1 million in 2023. The quarter and year-to-date decreases were largely due to lower employee costs, including commission-based compensation. As a percent of net sales, wholesale selling and administrative expenses were 25% and 22% in the third quarters of 2024 and 2023, respectively, and 26% and 25% in the first nine months of 2024 and 2023, respectively. The increases as a percent of net sales were because many of our costs are fixed in nature and do not vary with sales.

Wholesale operating earnings totaled $9.4 million for the quarter, down 16% from $11.3 million in last year’s third quarter. For the nine months ended September 30, 2024, wholesale operating earnings were $22.6 million, down 11% from $25.4 million in the same period of 2023.  The quarter and year-to-date decreases were a result of lower sales.

Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Wholesale distribution costs totaled $3.8 million in both the third quarters of 2024 and 2023. For the nine-month periods ended September 30, wholesale distribution costs were $10.8 million in 2024 and $11.5 million in 2023, down in line with lower distribution activities this year.

North American Retail Segment

Net Sales

Net sales in our Retail segment, which were generated mainly by our e-commerce websites, were $7.2 million for the quarter, down 5% from $7.6 million in the third quarter of 2023. Lower sales on our BOGS website, a result of the mild Fall, were partially offset by higher sales on our Florsheim and Stacy Adams websites this quarter. For the nine months ended September 30, retail net sales were a record $24.6 million in 2024, up 2% over our previous record of $24.1 million in 2023. The year-to-date increase was driven by higher sales on the Florsheim website. Brick-and-mortar sales were down slightly for both the three and nine-month periods.

Earnings from Operations

Retail gross earnings as a percent of net sales were 66.9% and 65.4% in the third quarters of 2024 and 2023, respectively. For the nine months ended September 30, retail gross earnings were 66.4% and 66.0% of net sales in 2024 and 2023, respectively.

Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs.  Retail selling and administrative expenses totaled $4.0 million in both the third quarters of 2024 and 2023. As a percent of net sales, retail selling and administrative expenses were 56% and 53% in the third quarters of 2024 and 2023, respectively.  For the nine months ended September 30, Retail selling and administrative expenses totaled $13.6 million, or 55% of net sales, in 2024 versus $12.6 million, or 52% of net sales, in 2023. The year-to-date increase was primarily due to higher web freight and advertising costs in the first half of the year. This year’s web advertising expenses increased largely due to the reallocation of certain expenditures historically charged to our Wholesale segment that primarily benefit our websites.

Retail operating earnings were $0.8 million for the quarter and $0.9 million in last year’s third quarter. For the nine months ended September 30, 2024, Retail operating earnings totaled $2.8 million, down 15% from $3.3 million last year. The nine-month earnings decrease was due to the higher web expenses this year.

Other

Operating results reported in the “other” category historically included our retail and wholesale businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and have substantially completed the wind down of that business. As a result, the year-to-date 2024 operating results of the “other” category primarily reflect that of Australia and South Africa.

Net sales of Florsheim Australia were $6.0 million in the third quarter of 2024, down 15% from $7.1 million in the third quarter of 2023.  The quarterly decrease was almost entirely due to the closing of our Asia Pacific operations. Sales in Australia were down 1% for the quarter, due to the impact of four fewer retail stores operating compared to the same period last year. Australia’s same store sales were up 1% for the quarter. For the year-to-date period, Florsheim Australia’s net sales declined $4.9 million, or 22%, compared to the same period one year ago. The year-to-date decrease was largely due to the closing of our Asia Pacific operations. Sales in Australia were also down due to fewer retail stores operating, the mid-year 2023 loss of a sizeable wholesale customer, and a challenging environment at retail.

Florsheim Australia’s gross earnings were 59.2% of net sales for the quarter and 61.6% of net sales in last year’s third quarter. For the nine months ended September 30, Florsheim Australia’s gross earnings as a percent of net sales were 60.5% and 61.5% in 2024 and 2023, respectively.

Florsheim Australia’s operating earnings for the three-months ended September 30, were zero in 2024 and $0.3 million in 2023. For the nine months ended September 30, 2024, its operating losses totaled $0.3 million, down from operating earnings of $0.8 million in the same period one year ago. The nine-month earnings decrease was primarily due to lower sales this year.

Other income and expense

Interest income totaled $0.9 million in the third quarter of 2024 compared to $0.3 million in last year’s third quarter. For the nine months ended September 30, interest income was $2.8 million in 2024 and $0.6 million in 2023. The increases in 2024 were due to interest earned on higher cash balances in the U.S. and Canada.  Interest expense was zero for both the third quarters of 2024 and 2023. For the nine-months ended September 30, 2024, interest expense decreased $0.5 million from the same period in 2023. Last year’s interest expense was incurred on outstanding debt balances during the first half of 2023, which has since been paid off.

Other expense, net, totaled $0.2 million and $0.1 million in the third quarters of 2024 and 2023, respectively. For the nine months ended September 30, other expense, net, totaled $0.4 million in both 2024 and 2023.

The effective income tax rate for the three months ended September 30, 2024 and 2023 was 25.7% in both periods. For the nine months ended September 30, 2024 and 2023, the effective tax rate was 25.8% in both periods. The 2024 and 2023 effective tax rates differed from the federal rate of 21% primarily because of state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and our revolving line of credit. During the first nine months of 2024, we generated $17.3 million of cash from operations compared $62.9 million in the same period one year ago. The decrease in 2024 was primarily due to changes in operating assets and liabilities, principally inventory.

We paid dividends totaling $9.6 million and $9.3 million in the first nine months of 2024 and 2023, respectively.  On November 5, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.26 per share to all shareholders of record on November 18, 2024, payable January 2, 2025. Additionally, on November 5, 2024, our Board of Directors also declared a special one-time cash dividend of $2.00 per share to all shareholders of record on November 18, 2024, payable January 2, 2025.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first nine months of 2024, we repurchased 19,841 shares for a total cost of approximately $0.6 million.  As of September 30, 2024, there were 848,916 authorized shares available for repurchase under the program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

Capital expenditures totaled $0.9 million in the first nine months of 2024.  Management estimates that total capital expenditures for 2024 will be between $1.0 million and $2.0 million.

On September 27, 2024, we amended our line of credit agreement. The Amended Credit Agreement extends the maturity of our credit facility to September 26, 2025. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million, and amounts outstanding bear interest at the one-month term SOFR plus 125 basis points. The Amended Credit Agreement is secured by a lien against our general business assets, and contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At September 30, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

As of September 30, 2024, approximately $4.6 million of cash and cash equivalents was held by our foreign subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors has increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase over the life of the program. The table below presents information regarding the repurchases of our common stock in the three-month period ended September 30, 2024.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
07/01/2024 - 07/31/2024	1,828	$28.58	1,828	848,916
08/01/2024 - 08/31/2024	—	$—	—	848,916
09/01/2024 - 09/30/2024	—	$—	—	848,916
Total	1,828	$28.58	1,828

Item 5. Other Information

During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.1	Fourth Amendment to Credit Agreement, dated September 27, 2024	Exhibit 10.1 to Form 8-K filed October 1, 2024

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Earnings and Comprehensive Income (Unaudited); (iii) Consolidated Condensed Statements of Cash Flows (Unaudited); and (iv) Notes to Consolidated Condensed Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 8, 2024	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)