Form 10-K
period 2024-12-31
WEYCO GROUP INC
filed 2025-03-14
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024, or

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2024, was $180,145,000. This was based on the closing price of $30.32 per share as reported by Nasdaq on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2025, there were 9,643,389 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 6, 2025, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2024

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

Weyco Group, Inc., and its subsidiaries (collectively, “we,” “our,” “us,” and the “Company”) designs, markets, and distributes quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Forsake. Trademarks we maintain on our brands are important to our business. Our products consist primarily of mid-priced leather dress shoes, casual footwear composed of man-made materials and leather, and outdoor boots, shoes, and sandals. Our footwear is available in a broad range of sizes and widths, primarily designed to meet the needs and desires of the general American population.

We purchase finished shoes from outside suppliers, primarily located in China and India, and to a lesser extent, in Cambodia, Vietnam, and the Dominican Republic.  Almost all of these foreign-sourced purchases are denominated in U.S. dollars. While we source from more than 60 suppliers, our two largest suppliers each accounted for more than 10% of our total inventory purchases in 2024. Costs from our suppliers have historically been relatively stable, although in recent years there have been upward cost pressures due to higher freight, labor, and material costs. In addition, tariffs and other trade protection measures, including the tariffs imposed by the U.S. government in early 2025 on goods sourced from China, will increase our cost of goods across all brands.

Our business is separated into two reportable segments – the North American wholesale segment (“Wholesale”) and the North American retail segment (“Retail”). We also have other wholesale and retail businesses overseas in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024.

Sales in our Wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 79% of total net sales in both 2024 and 2023, respectively.  At Wholesale, our shoes are marketed by retailers throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2024 and 2023, no individual customer accounted for or exceeded 10% of our total net sales. We employ traveling salespeople and independent sales representatives who sell our products to retail outlets. Shoes are shipped to these retailers primarily from our distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, its strong presence in the winter and outdoor boot category results in some seasonality; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, we carry significant amounts of inventory to meet customer delivery requirements and periodically provide extended payment terms to customers.  We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.

Sales in our Retail segment constituted 13% and 12% of total net sales in 2024 and 2023, respectively.  The Retail segment consists of e-commerce businesses and four brick and mortar stores in the United States.  Retail sales are made directly to consumers on our websites, or by our employees in our stores.  We believe that the results of our Retail segment will continue to be driven by our e-commerce businesses, as we have a limited number of brick-and-mortar stores. We intend to continue to focus on investing in and growing our e-commerce businesses.

Sales of our other businesses constituted 8% and 9% of total net sales in 2024 and 2023, respectively. These sales came from our wholesale and retail operations at Florsheim Australia.

As of December 31, 2024, we employed 580 persons worldwide, of whom 413 were full-time employees.

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

Government actions and regulations, such as export restrictions, tariffs and other trade protection measures could adversely affect our business.

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

As of the filing date of this Form 10-K, the current U.S. presidential administration has imposed tariffs on foreign imports into the United States, including, most relevant to us, an additional 20% tariff on all imports from China. These tariffs will increase the cost of certain products and could negatively impact our results of operations. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. or other governments with respect to international trade agreements, the imposition of additional tariffs on goods imported into the U.S., tax policy related to international commerce, increased export control, sanctions and investment restrictions, or other trade matters. Although the ultimate scope and timing of any such actions is currently indeterminable, if implemented, they could have a material impact on our financial condition and results of operations.

Other effects of these changes, including impacts on the price of raw materials, could also have significant impacts on our results of operations. Furthermore, we may not be able to increase prices for our products enough to offset tariffs, which could impact our margins. If we raise prices in response to tariffs, the demand for our products may decrease, which could have a negative impact on our sales. We cannot predict what further action may be taken with respect to export restrictions, tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business, financial condition and results of operations.

A disruption in our supply chain could adversely affect our profitability.

Most of our products for North American distribution are shipped to us via ocean freight carriers to ports primarily on the west coast of North America. Our reliance on ocean freight transportation for the delivery of our inventory exposes us to various inherent risks, including port congestion, severe weather conditions, labor issues, natural disasters, and terrorism, any of which could result in delivery delays and inefficiencies, increased costs and disruption of business. In recent years, our supply chain was disrupted by congestion throughout the supply chain, domestic port and warehousing delays, and container shortages, resulting in us incurring premium freight charges on a portion of our imports. In addition to these factors, global inflation has contributed to already higher incremental freight costs. Severe disruptions of the supply chain may force us to use more expensive methods to ship our products, and we may not be able to meet our customers’ delivery requirements, which may result in the loss of sales.

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

We are required to maintain proper internal control over our financial reporting and adequate controls related to our disclosures. Under applicable regulations, internal control over financial reporting is defined as a process designed by, or under the supervision of the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. If we fail to maintain adequate controls resulting in a material weakness in our internal control over financial reporting, and/or if we are unable to remediate a material weakness on a timely basis, our business, results of operations, financial condition and/or the value of our stock may be adversely impacted.

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

As the popularity of online shopping for consumer goods continues to increase, our retail partners in the U.S. and abroad may experience decreased foot traffic, which could negatively impact their businesses. In addition, significant health pandemics (such as the recent COVID-19 pandemic) or outbreaks of infectious diseases could also lead to decreases in foot traffic. Decreases in foot traffic had, and in the future may have, a negative impact on our sales to those customers, and adversely affect our results of operations.

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

Our success is dependent upon our ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. For example, as a result of the COVID-19 pandemic, purchases of dress and other dress-casual footwear were negatively affected in 2020 through early 2022 as many consumers worked from home due to stay-at-home orders or otherwise, and social as well as other occasion-related events were cancelled. Furthermore, consumers are increasingly gravitating toward casual shoes in lieu of traditional dress footwear. Failure to predict or effectively respond to trends or preferences could have an adverse impact on our sales volume and overall performance, as well as have a negative impact on our reputation.

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

Ongoing conflicts, such as the war between Russia and Ukraine and the Gaza war in the Middle East, have adversely affected the global economy and contributed to geopolitical instability. These situations remain uncertain, and it is difficult to predict the impact that the conflicts and actions taken in response to them will have on our business. Our business may be impacted as a result of various factors, including inflation and actions taken to combat inflation, increased energy prices, a slowing U.S. economy, more ocean freight disruptions, increased cyber-attacks, and reduced consumer confidence.

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

Risk factors related to environmental, social, and corporate governance (“ESG”)

The Company could be negatively impacted by stakeholder reactions to our ESG initiatives.

In recent years, there has been increased focus on ESG matters by certain consumers, investors, employees, and other stakeholders, as well as by governmental and non-governmental organizations. Some organizations measure the performance of companies on ESG topics, and the results of these assessments may be widely publicized. In addition, some investment funds specialize in companies that perform well in such assessments. We have undertaken, and plan to continue undertaking, ESG initiatives. Any failure by us to meet our commitments, or loss of confidence on the part of customers, investors, employees, brand partners and other stakeholders as it relates to our ESG initiatives, could negatively impact our brands, business, financial condition, and our operating results. These impacts could be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information.

Achieving our ESG initiatives may result in increased costs in our supply chain, fulfillment, or corporate business operations, and could deviate from our initial estimates and have a material adverse effect on our business and financial condition. In addition, standards and research regarding ESG initiatives could change and become more onerous both for the Company and our third-party suppliers and vendors to meet successfully. Evolving data and research could undermine or refute the Company’s current claims and beliefs that it has made in reliance on current research, which could also result in costs, a decrease in revenue, changes to projections or plans, and negative market perception that could have a material adverse effect on our business and financial condition. Further, while we may create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters.

Furthermore, some stakeholders may disagree with our ESG initiatives and goals, as their views on these topics may change over time. These parties and regulators may also hold divergent opinions on these issues as well as conflicting expectations regarding our culture, values, goals and business, which may affect how we are regulated or perceived. Moreover, we may determine that it is in the best interest of the Company and our shareholders to prioritize other business investments over the achievement of our current ESG goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists, or other stakeholders.

Risk factors related to public health emergencies

Future public health emergencies could materially adversely affect our business, financial condition and results of operations.

Our business could be adversely impacted by the effects of public health epidemics, pandemics or other major health crises (collectively referred to as "public health crises"). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to our customers’ operations, or significant disruptions in waterborne transportation of cargoes and supply chain activity, caused by a variety of factors such as quarantines, supplier factory and office closures, or other government-imposed restrictions, any of which could adversely impact our business, financial condition, and results of operations. We are unable to predict the extent to which major health crises or other public health threats that may arise in the future may affect the United States and global economies. The degree to which any future disease outbreaks or public health threats may impact our revenues, results of operations and financial condition is uncertain, and would depend on future developments. The impact of major health crises may also exacerbate other risks discussed above, any of which could have a material effect on the Company.

Risks related to financing, investment, and pension matters

Volatility and uncertainty in the U.S. and global credit markets could adversely affect our business.

U.S. and global financial markets have at times been unstable and unpredictable, which has generally resulted in tightened credit markets with heightened lending standards and terms. Ongoing conflicts, such as the war between Russia and Ukraine and the Gaza war in the Middle East, have adversely affected the global economy and contributed to geopolitical instability. Volatility and instability in the credit markets pose various risks to us, including, among others, a negative impact on retailer and consumer confidence, limits to our customers’ access to credit markets and interference with the normal commercial relationships between us and our customers.  Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from us and the collectability of amounts owed to us, and in some cases, causes us to reduce or cease shipments to certain customers who no longer meet our credit requirements.

In addition, weak economic conditions and unstable and volatile financial markets could lead to certain of our customers experiencing cash flow problems, which may force them into higher default rates or to file for bankruptcy protection which may increase our bad debt expense or further negatively impact our business. Furthermore, interest rate volatility may increase the cost of financing for us, our customers, or vendors.

Risk factors related to our capital structure

The limited public float and trading volume for our Company’s stock may have an adverse impact on the stock price or make it difficult to liquidate.

The Company’s common stock is held by a relatively small number of shareholders. The Florsheim family and Company insiders own more than 50% of the stock. Other officers, directors, and members of management own stock or have the potential to own stock through previously granted stock options and restricted stock.  Consequently, we have a relatively small public float and low average daily trading volume, which could affect a shareholder’s ability to sell stock or the price at which it can be sold.  In addition, future sales of substantial amounts of our common stock in the public market by large shareholders, or the perception that these sales could occur, may adversely impact the market price of the stock and the stock could be difficult for the shareholder to liquidate.

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

During the fiscal year ended December 31, 2024, we did not experience any cybersecurity incidents that materially impacted, or are reasonably likely to materially impact, our business strategy, results of operations or financial condition.  Please refer to the risk factors described in this report under Item 1A, “Risk Factors,” for a discussion of the potential impacts of future cybersecurity events.

Our Information Technology (“IT”) security department, led by our Chief Information Officer (“CIO”) and overseen by our Vice President of Information Systems (“IS”), holds primary responsibility for assessing and managing cybersecurity threats. Our CIO has more than 35 years of experience in IT and holds a bachelor’s degree in Management of IS; his in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.  Our Vice President of IS has more than 20 years of experience in various IT and IS roles, and holds a bachelor’s degree in Accounting and Finance.

A team of IT Specialists (including a dedicated Senior Cybersecurity Analyst) at our Company monitors cybersecurity and operational risks associated with information security and system disruption. This team employs measures aimed at protecting against, detecting, and responding to cybersecurity threats, and has implemented processes and procedures in line with our information security management system to bolster and advance resilient programs. This encompasses:

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

ITEM 2     PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2024:

		Owned/	Square
Location	Character	Leased	Footage	% Utilized
Glendale, Wisconsin (1)	Two story office and distribution center	Owned	1,100,000	90%
Montreal, Canada (1)	Multistory office and distribution center	Owned (3)	92,800	100%
Surrey Hills, Victoria, Australia (2)	Multistory office	Leased	9,800	100%
Tottenham, Victoria, Australia (2)	Single story distribution center	Leased	47,500	100%

(1)	These properties are used principally by our North American Wholesale segment.
(2)	These properties are used principally by our other businesses which are not reportable segments.
(3)	We own a 50% interest in this property. See Note 9 of the Notes to Consolidated Financial Statements.

In addition to the above-described offices and distribution facilities, we also operate offices, distribution facilities, and retail shoe stores under various rental agreements. All of these facilities are suitable and adequate for our current operations. See Note 7 of the Notes to Consolidated Financial Statements and Item 1, “Business”, above.

ITEM 3     LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings but are subject to certain legal proceedings and claims from time to time that arise out of the conduct of our business.

ITEM 4     MINE SAFETY DISCLOSURES

Not Applicable

INFORMATION ABOUT EXECUTIVE OFFICERS

The following individuals were executive officers of Company as of December 31, 2024:

Name	Position	Age
Thomas W. Florsheim, Jr. (1)	Chairman and Chief Executive Officer	66
John W. Florsheim (1)	President, Chief Operating Officer, and Assistant Secretary	61
Judy Anderson	Vice President, Chief Financial Officer and Secretary	57
Kate Destinon	Vice President, and President of Nunn Bush Brand	49
Jeff Douglass	Vice President, Marketing	43
Dustin Combs (2)	Vice President, and President of BOGS Brand	42
Brian Flannery	Vice President, and President of Stacy Adams Brand	63
Kevin Schiff	Vice President, and President of Florsheim Brand	56
George Sotiros	Vice President, Distribution and Chief Information Officer	58
Damian Walton	Vice President, and President of Florsheim Australia	51
Joshua Wisenthal (3)	Vice President, and President of Weyco Canada	42
Allison Woss	Vice President, Supply Chain	52

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.
(2)	Dustin Combs and Riley Combs, Vice President of Sales for the BOGS Brand (who is not an Executive Officer), are brothers.
(3)	Joshua Wisenthal’s father, David Wisenthal, owns a 50% interest in a building that houses our Montreal, Canada office and distribution center. See Note 9 of the Notes to Consolidated Financial Statements.

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

Jeff Douglass has served as Vice President of Marketing since 2015.

Dustin Combs has served as a Vice President of the Company and President of the BOGS Brand since 2015.

Brian Flannery has served as a Vice President of the Company and President of the Stacy Adams Brand since 2007.

Kevin Schiff has served as a Vice President of the Company and President of the Florsheim Brand since 2010.

George Sotiros has served as Vice President of Distribution and Chief Information Officer since February 2025. Prior to this role, Mr. Sotiros served as Vice President of Information Systems and Distribution since 2017.

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

Allison Woss has served as Vice President of Supply Chain since 2016.

PART II

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the Nasdaq Stock Market under the symbol “WEYS.”  There were 80 holders of record of our common stock as of March 1, 2025.

Issuer Purchases of Equity Securities

In 1998, our stock repurchase program was established and approved by our Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. There were no repurchases of our common stock during the three-month period ended December 31, 2024. The maximum number of shares that may yet be repurchased under the program as of December 31, 2024, was 848,916.

Dividends

In 2024, we prefunded our regular fourth quarter dividend of $0.26 per share as well as a one-time special cash dividend of $2.00 per share, for a total of $21.6 million; this dividend was paid to shareholders on January 2, 2025. We resumed our regular quarterly dividends in the first quarter of 2025. On March 4, 2025, our Board of Directors declared a quarterly cash dividend of $0.26 per share to all shareholders of record on March 14, 2025, payable March 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

For equity compensation plan information, refer to Note 19, “Share-Based Compensation Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

ITEM 6     RESERVED

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We design, market, and distribute quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Forsake.  Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores.  Our “other” operations included our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024. The majority of our operations are in the United States, and our results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position, and liquidity of our Company for the two-year period ended December 31, 2024. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

KNOWN TRENDS IMPACTING OUR BUSINESS

The retail landscape was challenged in 2024 due to economic uncertainties and inflation. These factors created an environment in which price-sensitive consumers limited their discretionary spending on non-essential goods, and footwear market sales were impacted accordingly. The footwear sector was further challenged by a warmer Fall season, which dampened sales of seasonal footwear. From a style perspective, consumers are increasingly gravitating toward casual shoes in lieu of traditional dress footwear. These broader industry headwinds and trends impacted our Wholesale business in 2024.

In early 2025, the U.S. government imposed additional tariffs on goods sourced from China. These tariffs will increase our costs of goods across all brands. In an effort to mitigate the impact of the tariffs, we have already begun negotiating price reductions with a number of our Chinese suppliers and are in the process of reviewing our wholesale pricing for Fall.

EXECUTIVE OVERVIEW

2024 was a difficult year for our Wholesale segment, with sales down 9% compared to 2023, due to reduced consumer demand amid ongoing economic uncertainty and a challenging outdoor footwear market. Despite these challenges, we are navigating short-term pressures and evolving our portfolio of brands to position the Company for future growth.

BOGS sales declined 27% in 2024, compared to the prior year. The brand was impacted by reduced retailer orders early in the year due to an inventory glut in the outdoor market, which has since eased.  BOGS was further challenged in the second half of the year by mild Fall and Winter weather, which reduced consumers' urgency to purchase new boots. Consequently, pre-holiday demand for insulated and waterproof footwear was softer than anticipated. However, winter weather did eventually arrive across much of the U.S. in January and February 2025, and retailers are now moving through inventory. With leaner stock levels, our retail partners are in a better position to bring in fresh assortments, and we are starting to see renewed interest in the category for Fall 2025. The last two years have been challenging for BOGS, and we are focused on reenergizing the brand through product innovation and expanding its retail presence in the Spring/Summer selling season.

Net sales of our legacy businesses (comprised of the Florsheim, Stacy Adams and Nunn Bush brands) were collectively down 4% for the year. At the brand level, Florsheim’s sales were up 2%, while Stacy Adams and Nunn Bush were down 13% and 6%, respectively, for the year. The dress footwear category faced challenges in 2024 as retailers prioritized other segments. Despite this trend, Florsheim’s sales improved as a result of increased market share in the refined dress footwear category and expanded sales of hybrid and casual footwear.

Stacy Adams had a difficult 2024, reflecting broader challenges in the dress footwear market. The brand remains a leader in contemporary dress footwear and continues to perform well in retail accounts that emphasize dress shoes. Future growth depends on the brand diversifying its product assortment to capture demand for hybrid and refined casual styles. While it will take time, we are getting traction at retail with casual lifestyle product, particularly in the hybrid category.

Nunn Bush sales were down 6% for the year. We saw reduced demand for the brand in the first nine months of 2024, with sales improving in the final quarter. With a strong value proposition and innovative comfort technology, Nunn Bush has evolved beyond the dress shoe category and is experiencing retail success in the casual, hybrid, and soft-toe work categories. Over the last few years, Nunn Bush has built a meaningful presence in the work shoe category, which we believe will help drive sales growth in future years.

In our Retail segment, sales were up 2% for the year, driven by higher direct-to-consumer sales of Florsheim and BOGS footwear. We continue to invest in our e-commerce platform as we believe it is a key driver of profitable growth.

Florsheim Australia’s sales declined 20% for the year. The decline in 2024 was largely due to the closure of our Asia Pacific operations, as the division had historically not been profitable. We are now managing our Asia-Pacific wholesale customers through our Melbourne, Australia office. While 2024 was a challenging year for Florsheim Australia, we are pleased with the increase in same-store retail sales in Australia. Our focus for 2025 is growth of Florsheim Australia’s wholesale business.

Sales and Earnings Highlights

Consolidated net sales for 2024 were $290.3 million, down 9% compared to $318.0 million in 2023.  Consolidated gross earnings as a percent of net sales were 45.3% and 44.9% in 2024 and 2023, respectively. Operating earnings were $36.6 million, down 11% compared to $41.0 million in 2023, because of lower sales.  Net earnings were a record $30.3 million, or $3.16 per diluted share, in 2024, up slightly over our previous record of $30.2 million, or $3.17 per diluted share, in 2023.

Financial Position Highlights

At December 31, 2024, our cash and marketable securities totaled $77.3 million and we had no debt outstanding on our $40.0 million revolving line of credit. During 2024, we generated $37.7 million of cash from operations. We used cash to prefund our $21.6 million regular fourth quarter and one-time special dividend, which were paid to shareholders on January 2, 2025; pay $9.7 million in dividends; and repurchase $0.6 million of our common stock during the year. We also had $1.4 million of capital expenditures.

SEGMENT ANALYSIS

Net sales and earnings from operations for our segments, as well as our “other” operations, in the years ended December 31, 2024 and 2023, were as follows:

	Years ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$227,940	$250,400	(9)%
North American Retail	38,701	38,012	2%
Other	23,649	29,636	(20)%
Total	$290,290	$318,048	(9)%

Earnings from Operations
North American Wholesale	$31,514	$33,288	(5)%
North American Retail	5,307	6,752	(21)%
Other	(207)	984	(121)%
Total	$36,614	$41,024	(11)%

North American Wholesale Segment

Wholesale Net Sales

Net sales in our Wholesale segment for the years ended December 31, 2024 and 2023, were as follows:

	Years ended December 31,
	2024	2023	% Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$48,717	$56,027	(13)%
Nunn Bush	50,428	53,851	(6)%
Florsheim	89,883	87,731	2%
BOGS	35,861	48,969	(27)%
Forsake	1,018	1,318	(23)%
Total North American Wholesale	$225,907	$247,896	(9)%
Licensing	2,033	2,504	(19)%
Total North American Wholesale Segment	$227,940	$250,400	(9)%

Wholesale net sales were collectively down in 2024 due mainly to lower consumer demand. Our BOGS brand experienced the largest decrease, with orders down early in the year because of an inventory glut in the outdoor market, which has since eased, and due to mild weather across the northern U.S. in the final months of 2024. Licensing revenues consist of royalties earned on sales of branded apparel, accessories, and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues decreased in 2024, compared to 2023, in line with decreased licensees’ sales of branded products.

Wholesale Earnings from Operations

Wholesale gross earnings as a percent of net sales were 40.2% in 2024 and 39.7% in 2023. Gross margins improved because of lower inventory costs, primarily inbound freight. Selling and administrative expenses for the Wholesale segment consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Selling and administrative expenses totaled $60.1 million in 2024 compared to $66.0 million in 2023. The decrease in 2024 was due to lower employee costs, mainly commission-based compensation, as well as lower advertising costs (primarily due to the reallocation of certain costs to the Retail segment, described below). As a percent of net sales, wholesale selling and administrative expenses were flat at 26% in both 2024 and 2023. Wholesale operating earnings were $31.5 million in 2024, down 5% from record operating earnings of $33.3 million in 2023, mainly as a result of lower sales.

Our costs of sales do not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Wholesale distribution costs were $14.4 million and $15.5 million for the years ended

December 31, 2024 and 2023, respectively. Our gross earnings may not be comparable to other companies, as some companies may include distribution costs in cost of sales.

North American Retail Segment

Retail Net Sales

Retail net sales were a record $38.7 million in 2024, up 2% over our previous record of $38.0 million in 2023. The increase was primarily due to higher direct-to-consumer sales of Florsheim and BOGS footwear. Sales at our four domestic brick and mortar stores were down 4% for the year.

Retail Earnings from Operations

Retail gross earnings as a percent of net sales were flat at 65.9% in both 2024 and 2023. Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs. Retail selling and administrative expenses totaled $20.2 million, or 52% of net sales, for the year compared to $18.3 million, or 48% of net sales, in 2023.  The increase in expense was primarily due to higher advertising costs. This year’s web advertising costs were up largely due to the reallocation of certain expenditures historically charged to our Wholesale segment that primarily benefit our websites. Retail operating earnings were $5.3 million in 2024, down 21% compared to record operating earnings of $6.8 million in 2023, mainly due to higher retail selling and administrative expenses in 2024.

Other

Our other operations consisted of our retail and wholesale businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024. Accordingly, 2024 results of the “other” category primarily reflect the operations of Australia and South Africa.

Net sales at Florsheim Australia totaled $23.6 million in 2024, down 20% from $29.6 million in 2023. The decrease was primarily due to closing our Asia Pacific operations, as the division had historically not been profitable. Sales in Australia were down 10% for the year, due mainly to the impact of six fewer retail stores operating compared to last year. Australia’s same store sales were up 2% for the year. Florsheim Australia’s gross earnings were 61.0% of net sales in 2024 versus 62.5% of net sales in 2023. Florsheim Australia generated operating losses of $0.2 million in 2024 compared to operating earnings of $1.0 million in 2023. The decrease was a result of lower sales.

OTHER INCOME AND EXPENSE AND TAXES

Most of our interest income is generated by investments in money market mutual funds and marketable securities. Interest income totaled $3.7 million in 2024 compared to $1.1 million in 2023. The increase was due to higher cash balances in the U.S. and Canada this year. Interest expense was nominal in 2024 and $0.5 million in 2023. Last year’s interest expense was on outstanding debt balances during the first half of 2023, which have since been paid off. Other expense, net, totaled $0.4 million in 2024 and $0.7 million in 2023. Other expense was down in 2024 due mainly to a decrease in the non-service cost components of pension expense.

Our effective tax rate was 23.9% in 2024 versus 26.1% in 2023. The 2024 effective tax rate differed from the U.S. federal statutory rate of 21% due mainly to the impact of state income taxes partially offset by income tax benefits from share-based compensation. The 2023 effective tax rate differed from the U.S. federal statutory rate of 21% due mainly to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and short-term marketable securities, which aggregated $71.8 million and $69.5 million at December 31, 2024 and 2023, respectively, and our revolving line of credit. We generated $37.7 million of cash from operations in 2024 compared to $98.6 million in 2023. Fluctuations in net cash from operating activities mainly resulted from changes in operating assets and liabilities, most significantly, inventory. The significant cash from operations in 2023 was caused by reductions in inventory from peak levels at the end of 2022.

Our capital expenditures totaled $1.4 million and $3.3 million in 2024 and 2023, respectively. Last year’s capital expenditures included costs related to equipment installed in our Glendale distribution center that automates the packing and labeling process of single pair orders. Looking ahead, we expect capital expenditures will be between $1.0 million and $3.0 million in 2025.

We paid cash dividends totaling $9.7 million and $9.3 million in 2024 and 2023, respectively. Additionally, in 2024 we prefunded our regular fourth quarter dividend of $0.26 per share as well as a one-time special cash dividend of $2.00 per share, for a total of $21.6 million; this dividend was paid to shareholders on January 2, 2025. We resumed our regular quarterly dividends in the first quarter of 2025. On March 4, 2025, our Board of Directors declared a quarterly cash dividend of $0.26 per share to all shareholders of record on March 14, 2025, payable March 31, 2025.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. In 2024, we repurchased 19,841 shares for a total cost of $0.6 million through our share repurchase program. In 2023, we repurchased 170,422 shares for a total cost of $4.3 million through our share repurchase program.  As of December 31, 2024, there were 848,916 authorized shares available for repurchase under the program.

On September 27, 2024, we amended our line of credit agreement to extend the maturity of our credit facility to September 26, 2025. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million, and amounts outstanding bear interest at the one-month term SOFR plus 125 basis points. The Amended Credit Agreement is secured by a lien against our general business assets, and contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At December 31, 2024 and 2023, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

Critical Accounting Estimates

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

BOGS Trademark

In evaluating the BOGS trademark for impairment, we estimated its fair value using the relief-from-royalty method which required key assumptions. We estimated future sales of the brand based on historical and forecasted sales growth. We estimated an implied royalty rate that would hypothetically be paid by a market participant for use of the trademark based on comparable industry royalty agreements and other market data. We applied a discount rate to the estimated future cash flows, which was based on the Company’s weighted average cost of capital (“WACC”), adjusted for a higher relative level of risk associated with intangible assets. The WACC includes assumptions such as market capital structure, market beta, risk-free rate of return, and estimated costs of borrowing. While we believe our judgments and assumptions are reasonable, different assumptions could change the estimated fair value. A number of factors, many of which we have no ability to control, could cause actual results to differ from the assumptions employed, including:

●	a rising interest rate environment,
●	a prolonged economic downturn,
●	an adverse change in the operating environment,
●	a significant decrease in the demand for BOGS product or the loss of a significant customer,
●	successful efforts by our competitors to gain market share in our markets, or
●	loss of key management or employees

If there are changes to our assumptions due to these factors, the estimate of fair value may change significantly. Such change could result in an impairment charge in a future period, which could significantly impact our results of operations or financial condition. Based on the results of our assessment, we concluded that the estimated fair value of the BOGS trademark exceeded its carrying value as of December 31, 2024. Therefore, no impairment was recorded on the BOGS trademark in 2024.

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

Discount Rate – Pension expense and projected benefit obligations both increase as the discount rate is reduced.  See Note 12 of the Notes to Consolidated Financial Statements for discount rates used in determining pension expense for the years ended December 31, 2024 and 2023, and the funded status of the plans at December 31, 2024 and 2023.  We use the spot-rate approach to determine the service and interest cost components of pension expense. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. A 0.5% decrease in the discount rate would have a nominal impact on annual pension expense and would increase the projected benefit obligation by approximately $2.3 million.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases.  In estimating the expected return on plan assets, we consider the historical returns on plan assets and future expectations of asset returns.  We utilized an expected rate of return on plan assets of 6.75% for both 2024 and 2023. This rate was based on our Company’s long-term investment policy of equity securities: 20% - 80%; fixed income securities: 20% - 80%; and other, principally cash:  0% - 20%.  A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $0.2 million.

Our unfunded benefit obligation was $10.4 million and $14.0 million at December 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on the assessment, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2024, as stated in its report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Weyco Group, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Weyco Group, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the two years ended, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

BOGS Trademark Impairment Assessment – Refer to Notes 2 and 8 to the Consolidated Financial Statements

Critical Audit Matter Description

As described in Notes 2 and 8 to the consolidated financial statements, trademarks are tested for impairment at least annually, or more frequently as events occur or circumstances change that indicate the carrying value may not be recoverable. In each of the first three quarters of fiscal year 2024, the Company assessed relevant events and circumstances and determined it was appropriate to perform a qualitative impairment test for the BOGS Trademark. In the fourth quarter of fiscal year 2024, the Company performed an annual quantitative impairment test for the BOGS Trademark. The determination of the fair value of the trademark requires management to make significant estimates and assumptions related to future sales of the brand based on historical and forecasted growth rates, implied royalty rate and a discount rate based on the Company’s weighted average cost of capital adjusted for higher relative level of risk associated with intangible assets. As disclosed by management, changes in these assumptions could have a significant impact on the fair value of the trademark and the amount of any trademark impairment charge.

Auditing management's BOGS Trademark impairment test was complex and highly judgmental due to the significant estimation required to determine the estimated fair value of trademarks. In particular, the fair value estimate was sensitive to changes in significant assumptions, such as changes in the Company's brand growth rates, implied royalty rate and discount rate adjusted for higher relative level of risk associated with intangible assets, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

◾	Obtaining an understanding, evaluating the design, and testing the operating effectiveness of controls over management’s trademark impairment evaluation.
◾	Evaluating the appropriateness of management’s valuation methodology, including testing the mathematical accuracy of the calculation along with the completeness and accuracy of the information used in the calculation.
◾	Evaluating the appropriateness of the significant assumptions around brand growth rates, implied royalty rate and discount rate adjusted for higher relative level of risk associated with intangible assets, including the support provided by management’s specialist.
◾	Comparing the significant assumptions used by management to current industry and economic trends, relevant peer company benchmarks, current and historical performance of the brands, and other relevant factors.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2015.

Milwaukee, Wisconsin

March 14, 2025

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2024 and 2023

	2024	2023

	(In thousands, except per share amounts)

Net sales	$290,290	$318,048
Cost of sales	158,765	175,165
Gross earnings	131,525	142,883

Selling and administrative expenses	94,911	101,859
Earnings from operations	36,614	41,024

Interest income	3,681	1,107
Interest expense	(15)	(529)
Other expense, net	(444)	(738)

Earnings before provision for income taxes	39,836	40,864

Provision for income taxes	9,516	10,676

Net earnings	$30,320	$30,188

Basic earnings per share	$3.21	$3.19
Diluted earnings per share	$3.16	$3.17

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2024 and 2023

	2024	2023

	(Dollars in thousands)

Net earnings	$30,320	$30,188

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,717)	642
Pension liability adjustments	3,094	2,240
Other comprehensive (loss) income	(623)	2,882

Comprehensive income	$29,697	$33,070

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 2024 and 2023

	2024	2023

	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$70,963	$69,312
Marketable securities, at amortized cost	852	215
Accounts receivable, less allowances of $2,140 and $2,510, respectively	37,464	39,275
Income tax receivable	1,086	245
Inventories	74,012	74,890
Prefunded dividend	21,579	2,352
Prepaid expenses and other current assets	3,435	3,820
Total current assets	209,391	190,109

Marketable securities, at amortized cost	5,529	6,354
Deferred income tax benefits	1,037	1,096
Property, plant and equipment, net	28,180	29,504
Operating lease right-of-use assets	10,504	12,520
Goodwill	12,317	12,317
Trademarks	32,868	33,168
Other assets	24,260	24,274
Total assets	$324,086	$309,342

LIABILITIES AND EQUITY:
Accounts payable	$8,378	$8,845
Dividend payable	21,579	2,352
Operating lease liabilities	4,033	3,979
Accrued liabilities:
Accrued compensation and employee benefits	6,942	7,071
Sales and advertising allowances	2,256	2,533
Taxes other than income taxes	930	1,012
Other	3,145	3,830
Total current liabilities	47,263	29,622

Deferred income tax liabilities	13,922	11,819
Long-term pension liability	9,888	13,412
Operating lease liabilities	7,034	9,531
Other long-term liabilities	394	465
Total liabilities	78,501	64,849

Commitments and contingencies (Note 15)

Common stock, $1.00 par value, authorized 24,000,000 shares in 2024 and 2023, issued and outstanding 9,642,630 shares in 2024 and 9,496,729 shares in 2023	9,643	9,497
Capital in excess of par value	72,577	71,661
Reinvested earnings	181,299	180,646
Accumulated other comprehensive loss	(17,934)	(17,311)
Total equity	245,585	244,493
Total liabilities and equity	$324,086	$309,342

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2024 and 2023

(In thousands, except per share amounts)

	Common	Capital in Excess	Reinvested	Accumulated Other
	Stock	of Par Value	Earnings	Comprehensive Loss
Balance, December 31, 2022	$9,584	$70,475	$164,039	$(20,193)
Net earnings	—	—	30,188	—
Foreign currency translation adjustments	—	—	—	642
Pension liability adjustment (net of tax of $787)	—	—	—	2,240
Cash dividends declared ($0.99 per share)	—	—	(9,413)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	57	(140)	—	—
Issuance of restricted stock	28	(28)	—	—
Restricted stock forfeited	(2)	2	—	—
Share-based compensation expense	—	1,352	—	—
Shares purchased and retired	(170)	—	(4,168)	—
Balance, December 31, 2023	$9,497	$71,661	$180,646	$(17,311)
Net earnings	—	—	30,320	—
Foreign currency translation adjustments	—	—	—	(3,717)
Pension liability adjustment (net of tax of $1,087)	—	—	—	3,094
Cash dividends declared ($3.03 per share)	—	—	(29,101)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	111	(479)	—	—
Issuance of restricted stock	55	(55)	—	—
Share-based compensation expense	—	1,450	—	—
Shares purchased and retired	(20)	—	(566)	—
Balance, December 31, 2024	$9,643	$72,577	$181,299	$(17,934)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

	2024	2023

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$30,320	$30,188
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	2,483	2,579
Amortization	264	271
Bad debt expense	110	519
Deferred income taxes	1,057	2,462
Net foreign currency transaction (gains) losses	(12)	99
Share-based compensation expense	1,450	1,352
Pension expense	962	1,293
Impairment of trademark	300	450
Loss on disposal of fixed assets	36	59
Increase in cash surrender value of life insurance	(738)	(684)
Changes in operating assets and liabilities -
Accounts receivable	1,780	13,531
Inventories	821	53,047
Prepaid expenses and other assets	3,250	(358)
Accounts payable	(419)	(6,074)
Accrued liabilities and other	(3,078)	(982)
Income tax receivable	(857)	879
Net cash provided by operating activities	37,729	98,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	215	1,960
Proceeds from sale of investment securities	—	107
Purchases of property, plant and equipment	(1,386)	(3,309)
Net cash used for investing activities	(1,171)	(1,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(9,688)	(9,286)
Prefunded dividend	(21,579)	—
Shares purchased and retired	(586)	(4,338)
Net proceeds from stock options exercised	51	103
Payment of contingent consideration	—	(500)
Taxes paid related to the net share settlement of equity awards	(419)	(186)
Proceeds from bank borrowings	—	70,060
Repayments of bank borrowings	—	(101,196)
Net cash used for financing activities	(32,221)	(45,343)

Effect of exchange rate changes on cash and cash equivalents	(2,686)	390

Net increase in cash and cash equivalents	$1,651	$52,436

CASH AND CASH EQUIVALENTS at beginning of year	69,312	16,876

CASH AND CASH EQUIVALENTS at end of year	$70,963	$69,312

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$9,401	$7,115
Interest paid	$15	$977

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2024 and 2023

1. NATURE OF OPERATIONS

Weyco Group, Inc. (“we,” “our,” “us” and the “Company”) designs, markets, and distributes quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, BOGS, and Forsake.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  We also have licensing agreements with third parties who sell our branded apparel, accessories and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our wholesale segment. Our retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees. Our “other” operations historically included our wholesale and retail businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, and include all of our majority-owned subsidiaries after elimination of intercompany accounts and transactions.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and during the reporting period. Actual results specifically related to inventory reserves, realizability of deferred tax assets, goodwill and trademarks could materially differ from those estimates, which would impact the reported amounts and disclosures in the consolidated financial statements and accompanying notes.

Cash and Cash Equivalents - We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2024 and 2023, our cash and cash equivalents included investments in U.S. treasury bills, money market funds, and/or cash deposits at various banks. While we periodically have cash balances in excess of insured amounts, we have not experienced any losses on deposits in excess of insured amounts.

Investments - At December 31, 2024, we held investments in marketable securities (mainly tax-exempt municipal bonds). All of our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity. See Note 4.

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

Inventories - Most of our inventories are determined on a last-in, first-out (“LIFO”) basis. LIFO inventory is valued at the lower of cost or market. All other inventories are determined on a first-in, first-out basis (“FIFO”) basis and are valued at the lower of cost or net realizable value. Inventory costs include the cost of shoes purchased from third-party manufacturers, as well as related freight and duty costs. We generally take title of product at the time of shipping. See Note 5.

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

Impairment of Long-Lived Assets - Property, plant, equipment and operating lease right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the asset. There were no impairment losses recorded on our long-lived assets in 2024 or 2023.

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

Goodwill - Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from a business acquisition. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. Our goodwill resulted from the 2011 acquisition of the BOGS and Rafters brands, and, to a lesser extent, the 2021 acquisition of the Forsake brand. See Note 8.

Intangible Assets (excluding Goodwill) - Other intangible assets consist of customer relationships and trademarks. Customer relationships are amortized over their estimated useful lives. Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. During 2024 and 2023, we recorded impairment charges of $0.3 million and $0.5 million, respectively, to write-down the carrying value of the Forsake trademark. These charges were recorded within selling and administrative expenses in the Consolidated Statements of Earnings. See Note 8.

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

Revenue Recognition – Our revenue contracts represent a single performance obligation to sell our products to our customers. Sales are recorded at the time control of the product is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for our products.  Wholesale revenue is generally recognized upon shipment of the product, as that is when the customer obtains control of the promised goods. Shipping and handling activities that occur after control of the product transfers to the customer are treated as fulfillment activities, not as a separate performance obligation. Retail revenue is generated primarily from the sale of footwear to customers through our websites and at retail locations.  For sales made through our websites, revenue is recognized upon shipment to the customer.  For in-store sales, we recognize revenue at the point of sale. Sales taxes collected from website or retail sales are excluded from our reported net sales. Revenue from third-party licensing agreements is recognized in the period earned. Licensing revenues were $2.0 million in 2024 and $2.5 million in 2023.

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

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs), rent and depreciation. Consolidated distribution costs were $21.5 million in 2024 and $21.9 million in 2023.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were $12.6 million and $12.8 million in 2024 and 2023, respectively. Advertising expenses are included in selling and administrative expenses.

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

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains and losses were not material to our financial statements in 2024 and 2023.

Financial Instruments – From time to time, our wholly-owned subsidiary, Florsheim Australia, enters into foreign exchange contracts to buy U.S. dollars. All such contracts utilized in 2024 expired during the year, and there were no outstanding contracts at December 31, 2024.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in our net sales or cost of sales.  In 2024 and 2023, realized gains and losses on foreign exchange contracts were not material to our financial statements.

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

Share-Based Compensation - At December 31, 2024, we had two share-based employee compensation plans which are described more fully in Note 19. We account for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation. Our policy is to estimate the fair value of each restricted stock award based on the fair market value of our Company’s stock price on the grant date. We estimate the fair value of each option award granted on the date of grant using the Black-Scholes option pricing model. The resulting compensation cost for both restricted stock and option awards is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk – At December 31, 2024, one customer accounted for 18% of our gross accounts receivable balance. At December 31, 2023, one customer similarly accounted for 18% of our gross accounts receivable balance. No other customer accounted for or exceeded 10% of our gross accounts receivable balance at December 31, 2024 or 2023. Additionally, no single customer accounted for or exceeded 10% of our total sales in 2024 or 2023.

Reclassifications – Certain reclassifications have been made in the prior year’s Consolidated Balance Sheet to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net income or equity.

For 2024, we changed the classification of our prefunded dividend from an operating to a financing activity in the Consolidated Statements of Cash Flows to better reflect the nature of the underlying transaction. The prior year prefunded dividend of $2.4 million was included in “Prepaid expenses and other assets” when funded in 2023 and “Cash dividends paid” when distributed to shareholders in 2024.

New Accounting Pronouncements

Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires us to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker. In addition, this ASU requires the Company to disclose the title and position of its chief operating decision maker and how the chief operating decision maker uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard in the fourth quarter of 2024 using a retrospective transition method. The adoption did not have a material impact on our consolidated financial statements or related disclosures. See Note 18.

Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU will also require us to disaggregate our income taxes paid disclosure by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which will require us to disclose disaggregated information about certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

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

4. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of our marketable securities as of December 31, 2024 and 2023. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2024		2023
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$852	$848	$215	$215
Due from one through five years	2,692	2,677	3,518	3,592
Due from six through ten years	2,837	2,749	2,836	2,830
Total	$6,381	$6,274	$6,569	$6,637

The unrealized gains and losses on marketable securities at December 31, 2024 and 2023 were as follows:

	2024		2023
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(Dollars in thousands)
Marketable securities	$5	$(112)	$118	$(50)

At each reporting date, we review our investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, we consider all available evidence, including our overall financial condition, the severity and duration of the decline in fair value, and our intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, we record a reduction in the carrying value to the estimated fair value. We reviewed our portfolio of investments as of December 31, 2024 and 2023 and determined that no other-than-temporary market value impairment exists.

5. INVENTORIES

At December 31, 2024 and 2023, inventories consisted of:

	2024	2023

	(Dollars in thousands)
Finished shoes	$93,064	$94,663
LIFO reserve	(19,052)	(19,773)
Total inventories	$74,012	$74,890

Finished shoes included inventory in-transit of $20.7 million and $16.7 million at December 31, 2024 and 2023, respectively. At both December 31, 2024 and 2023, 91% of our inventories were valued by the LIFO method of accounting while 9% were valued by the FIFO method of accounting.

During 2024, there were liquidations of LIFO inventory quantities carried at higher costs prevailing in prior years compared to the cost of fiscal 2024 purchases; the effect of these liquidations increased cost of sales by $0.4 million. During 2023, there were liquidations of LIFO inventory quantities carried at higher costs prevailing in prior years compared to the cost of fiscal 2023 purchases; the effect of these liquidations increased cost of sales by $2.1 million.

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2024 and 2023, property, plant and equipment consisted of:

	2024	2023

	(Dollars in thousands)
Land and land improvements	$3,898	$3,843
Buildings and improvements	32,204	32,204
Machinery and equipment	38,959	37,296
Retail fixtures and leasehold improvements	4,268	4,674
Construction in progress	971	1,972
Property, plant and equipment	80,300	79,989
Less: Accumulated depreciation	(52,120)	(50,485)
Property, plant and equipment, net	$28,180	$29,504

7. LEASES

We lease retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2025 and 2029.  Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our operating lease costs were as follows:

	Twelve Months Ended December 31,
	2024	2023

	(Dollars in thousands)
Operating lease costs	$4,421	$4,912
Variable lease costs (1)	—	201
Total lease costs	$4,421	$5,113

(1)	Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of December 31, 2024:

Operating Leases
(Dollars in thousands)
2025	$4,608
2026	3,886
2027	2,186
2028	1,140
2029	527
Thereafter	—
Total lease payments	12,347
Less: imputed interest	(1,280)
Present value of lease liabilities	$11,067

The operating lease liabilities were classified in the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Operating lease liabilities - current	$4,033	$3,979
Operating lease liabilities - non-current	7,034	9,531
Total	$11,067	$13,510

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.67%.  As of December 31, 2024, our leases had a weighted-average remaining lease term of 3.1 years.

Supplemental cash flow information related to our operating leases is as follows:

	Twelve Months Ended December 31,
	2024	2023

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,725	$4,878
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$2,533	$3,180

8. INTANGIBLE ASSETS

Our indefinite-lived intangible assets as recorded in the Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,317	$12,317
Trademarks	32,868	33,168
Total	$45,185	$45,485

We evaluate goodwill for impairment annually as of December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. In 2024 and 2023, we completed qualitative assessments for goodwill noting no indicators of impairment. Accordingly, we did not record goodwill impairment charges for any of our reporting units in 2024 or 2023.

Our trademark balance is comprised of the Florsheim, BOGS and Forsake trademarks. For the Florsheim trademark, we performed qualitative assessments as of December 31, 2024 and 2023, noting no indicators of impairment.  For the BOGS trademark, given the brand’s reduced sales during its key selling season (the third and fourth quarters), we determined potential impairment indicators were present and that a quantitative impairment test was warranted as of December 31, 2024. For this assessment, we estimated the fair value of the BOGS trademark based on an Income Approach using the Relief-from-Royalty Method. Based on the results of this assessment, we concluded that the fair value of the BOGS trademark exceeded its carrying value, and no impairment was recorded.  We performed a qualitative assessment for the BOGS trademark as of December 31, 2023, noting no indicators of impairment.

For the Forsake trademark, given the brand’s reduced sales in 2024, we wrote-off the remaining value of its trademark of $0.3 million as of December 31, 2024.  As of December 31, 2023, we performed a quantitative impairment test for the Forsake trademark and recorded an impairment of $0.5 million as of result of that assessment. The related impairment charges in both 2024 and 2023 were recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

Our amortizable intangible assets, which were included within other assets in the Consolidated Balance Sheets, consisted of the following:

		December 31, 2024			December 31, 2023
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(3,227)	$273	$3,500	$(2,994)	$506
Total amortizable intangible assets		$3,500	$(3,227)	$273	$3,500	$(2,994)	$506

Amortization expense related to the intangible assets was $0.2 million in both 2024 and 2023. Excluding the impact of any future acquisitions, we anticipate future amortization expense will be $0.2 million in 2025 and $0.1 million in 2026.

9. OTHER ASSETS

Other assets included the following amounts at December 31, 2024 and 2023:

	2024	2023

	(Dollars in thousands)
Cash surrender value of life insurance	$21,306	$20,568
Amortizable intangible assets, net (See Note 8)	273	506
Investment in real estate	1,705	1,909
Other	976	1,291
Total other assets	$24,260	$24,274

We have life insurance policies on five current and former executives. Upon death of the insured executives, the approximate benefit we would receive is $22.5 million in aggregate as of December 31, 2024.

On May 1, 2013, we purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The remaining 50% interest is owned by a related party. The building, which is classified as an investment in real estate in the above table, serves as our Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments – Equity Method and Joint Ventures, and continues to be accounted for under the equity method of accounting. Rent and occupancy costs paid by the Company to the joint venture totaled $0.7 million in both 2024 and 2023. Distributions received by the Company from the joint venture totaling $0.3 million and $0.4 million, in 2024 and 2023, respectively. There were nominal receivable balances due to the Company from the joint venture at both December 31, 2024 and 2023.

10. SHORT-TERM BORROWINGS

On September 27, 2024, we amended our line of credit agreement. The Amended Credit Agreement extended the maturity of our credit facility to September 26, 2025.  Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million, and amounts outstanding bear interest at the one-month term SOFR plus 125 basis points. The Amended Credit Agreement is secured by a lien against our general business assets, and contains representations, warranties, and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At December 31, 2024 and 2023, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

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

Our pension plan’s weighted average asset allocation at December 31, 2024 and 2023, by asset category, was as follows:

	Plan Assets at December 31,
	2024	2023
Asset Category:
Equity Securities	59%	58%
Fixed Income Securities	31%	28%
Other	10%	14%
Total	100%	100%

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

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This resulted in the selection of 6.75% as the long-term rate of return on assets assumptions for both 2024 and 2023.

The following discount rates were used to determine the funded status of the pension plans as of December 31, 2024 and 2023:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2024	2023	2024	2023
Discount rate for determining funded status	5.65%	5.15%	5.65%	5.16%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2024 and 2023:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2024	2023	2024	2023

	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$40,411	$39,609	$11,609	$12,372
Service cost	427	467	—	—
Interest cost	1,995	2,052	561	580
Actuarial (gain) loss	(1,592)	916	(885)	(1,001)
Benefits paid	(2,748)	(2,633)	(345)	(342)
Projected benefit obligation, end of year	$38,493	$40,411	$10,940	$11,609

Change in plan assets
Fair value of plan assets, beginning of year	$38,041	$35,927	$—	$—
Actual return on plan assets	4,151	5,214	—	—
Administrative expenses	(427)	(467)	—	—
Contributions	—	—	345	—
Benefits paid	(2,748)	(2,633)	(345)	—
Fair value of plan assets, end of year	$39,017	$38,041	$—	$—
Funded status of plan	$524	$(2,370)	$(10,940)	$(11,609)

Amounts recognized in the consolidated balance sheets consist of:
Accrued liabilities - other	$—	$—	$(528)	$(567)
Long-term pension liability	524	(2,370)	(10,412)	(11,042)
Net amount recognized	$524	$(2,370)	$(10,940)	$(11,609)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $2,012, $2,863, $179, and $410, respectively	$5,729	$8,150	$510	$1,168
Prior service cost, net of income tax benefit of $0, $0, $8 and $13, respectively	—	—	24	39
Net amount recognized	$5,729	$8,150	$534	$1,207

The accumulated benefit obligations of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ projected benefit obligations, as shown in the above table, at December 31, 2024 and 2023.

Assumptions used in determining pension expense for the years ended December 31, 2024 and 2023 were:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2024	2023	2024	2023
Discount rate for projected benefit obligation	5.15%	5.41%	5.16%	5.44%
Discount rate for determining interest cost	5.08%	5.35%	5.08%	5.37%
Long-term rate of return on plan assets	6.75%	6.75%	—	—

The components of pension expense for the years ended December 31, 2024 and 2023, were:

	2024	2023

	(Dollars in thousands)
Service cost	$427	$467
Interest cost	2,556	2,632
Expected return on plan assets	(2,437)	(2,301)
Net amortization and deferral	416	495
Pension expense	$962	$1,293

The components of pension expense other than the service cost component were included in “other expense, net” in the Consolidated Statements of Earnings.

It is our intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in our defined benefit retirement plan in future years.  At this time, we expect that any cash contributions necessary to satisfy these requirements in 2025 would not be material.

Projected benefit payments for the plans at December 31, 2024, were estimated as follows:

	Defined Benefit	Supplemental
	Pension Plan	Pension Plan

	(Dollars in thousands)
2025	$3,382	$528
2026	$3,266	$607
2027	$3,226	$683
2028	$3,172	$886
2029	$3,059	$908
2030 - 2034	$14,081	$4,694

The following table summarizes the fair value of pension plan assets at December 31, 2024, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2024
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$16,838	$-	$-	$16,838
Preferred stocks	205	-	-	205
Exchange traded funds	5,883	-	-	5,883
Corporate obligations	-	3,875	-	3,875
Pooled fixed income funds	7,610	-	-	7,610
U.S. government securities	-	663	-	663
Cash and cash equivalents	3,943	-	-	3,943
Total	$34,479	$4,538	$-	$39,017

The following table summarizes the fair value of pension plan assets at December 31, 2023, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2023
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$16,693	$—	$—	$16,693
Preferred stocks	202	—	—	202
Exchange traded funds	5,129	—	—	5,129
Corporate obligations	—	4,160	—	4,160
Pooled fixed income funds	5,793	—	—	5,793
U.S. government securities	—	772	—	772
Cash and cash equivalents	5,292	—	—	5,292
Subtotal	$33,109	$4,932	$—	$38,041

We also have a defined contribution plan covering substantially all employees. We contributed $1.1 million and $1.0 million to this plan in 2024 and 2023, respectively.

13. COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss as recorded in the Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2024	2023

	(Dollars in thousands)
Foreign currency translation adjustments	$(11,671)	$(7,954)
Pension liability, net of tax	(6,263)	(9,357)
Total accumulated other comprehensive loss	$(17,934)	$(17,311)

The following table shows changes in accumulated other comprehensive loss during the years ended December 31, 2024 and 2023:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, December 31, 2022	$(8,596)	$(11,597)	$(20,193)
Other comprehensive income before reclassifications	642	1,874	2,516
Amounts reclassified from accumulated other comprehensive loss	—	366	366
Net current period other comprehensive income	642	2,240	2,882
Balance, December 31, 2023	$(7,954)	$(9,357)	$(17,311)
Other comprehensive (loss) income before reclassifications	(3,717)	2,786	(931)
Amounts reclassified from accumulated other comprehensive loss	—	308	308
Net current period other comprehensive (loss) income	(3,717)	3,094	(623)
Balance, December 31, 2024	$(11,671)	$(6,263)	$(17,934)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2024 and 2023:

	Amounts reclassified from accumulated
	other comprehensive loss for the year				Affected line item in the
	ended December 31,				statement where net earnings
	2024		2023		is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$20	(1)	$20	(1)	Other expense, net
Actuarial losses	396	(1)	475	(1)	Other expense, net
Total before tax	416		495
Tax benefit	(108)		(129)
Net of tax	$308		$366

(1)	These amounts were included in the computation of pension expense. See Note 12 for additional details.

14. INCOME TAXES

The provision for income taxes included the following components for the years ended December 31, 2024 and 2023:

	2024	2023

	(Dollars in thousands)
Current:
Federal	$6,243	$5,859
State	1,997	1,839
Foreign	219	516
Total	8,459	8,214
Deferred	1,057	2,462
Total provision	$9,516	$10,676

The differences between the U.S. federal statutory income tax rate and our effective tax rate were as follows for the years ended December 31, 2024 and 2023:

	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	4.0	4.1
Foreign income tax rate differences	0.9	0.3
Share-based compensation	(1.6)	(0.2)
Other	(0.4)	0.9
Effective tax rate	23.9%	26.1%

The foreign component of pretax earnings was $0.9 million and $2.8 million in 2024 and 2023, respectively.

The components of deferred taxes at December 31, 2024 and 2023 were as follows:

	2024	2023

	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$266	$385
Pension liability	2,708	3,635
Accrued liabilities	1,582	1,724
Operating lease liabilities	3,566	4,024
Foreign currency losses on intercompany loans	—	58
	8,122	9,826
Deferred income tax liabilities:
Inventory and related reserves	(5,140)	(5,024)
Cash value of life insurance	(753)	(682)
Property, plant and equipment	(1,484)	(1,297)
Intangible assets	(10,207)	(9,639)
Prepaid expenses and other assets	(308)	(352)
Operating lease right-of-use assets	(3,115)	(3,555)
	(21,007)	(20,549)
Net deferred income tax liabilities	$(12,885)	$(10,723)

The net deferred income tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2024	2023

	(Dollars in thousands)
Non-current deferred income tax benefits	$1,037	$1,096
Non-current deferred income tax liabilities	(13,922)	(11,819)
Net deferred income tax liabilities	$(12,885)	$(10,723)

Uncertain Tax Positions

We account for our uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to our unrecognized tax benefits:

	2024	2023

	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$608	$305
Increases related to current year tax positions	32	366
Decreases due to lapsing of statute of limitations	—	(63)
Unrecognized tax benefits balance at December 31,	$640	$608

The unrecognized tax benefits at December 31, 2024 and 2023, included $90,000 and $30,000, respectively, of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce our annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2024 and 2023.

We file a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2020 through 2023 tax years remain subject to examination by those taxing authorities.

15. COMMITMENTS

At December 31, 2024, we had commitments to purchase $38.1 million of inventory, all of which were due in less than one year.

16. SHARE REPURCHASE PROGRAM

In 1998, our share repurchase program was established. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase.

In 2024, we purchased 19,841 shares at a total cost of $0.6 million through our share repurchase program. In 2023, we purchased 170,422 shares at a total cost of $4.3 million through our share repurchase program.  As of December 31, 2024, there were 848,916 authorized shares remaining under the program.

17. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2024 and 2023:

	2024	2023

	(In thousands, except per share amounts)
Numerator:
Net earnings	$30,320	$30,188

Denominator:
Basic weighted average shares outstanding	9,455	9,449
Effect of dilutive securities:
Employee share-based awards	144	86
Diluted weighted average shares outstanding	9,599	9,535

Basic earnings per share	$3.21	$3.19

Diluted earnings per share	$3.16	$3.17

Diluted weighted average shares outstanding for 2024 exclude anti-dilutive share-based awards totaling 272,000 shares at a weighted average price of $32.60. Diluted weighted average shares outstanding for 2023 exclude anti-dilutive share-based awards totaling 618,000 shares at a weighted average price of $28.95.

Unvested restricted stock awards provide holders with dividend rights prior to vesting, however, such rights are forfeitable if the awards do not vest.  As a result, unvested restricted stock awards are not participating securities and are excluded from the computation of earnings per share.

18. SEGMENT INFORMATION

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  The “other” category in the table below included our wholesale and retail operations in Australia, South Africa, and Asia Pacific, which do not meet the criteria for separate reportable segment classification. We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024.  The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

In the Wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada.  Licensing revenues are also included in our Wholesale segment.  We have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. In 2024 and 2023, there was no single customer that accounted for or exceeded 10% of our total sales.

In the Retail segment, we operate e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees.  Retail stores sell our branded footwear, primarily Florsheim, and accessories.

Our chief operating decision maker is Thomas W. Florsheim, Jr., Chief Executive Officer.  Mr. Florsheim, Jr. regularly reviews and evaluates segment-level net sales, gross margins, and operating earnings to assess segment performance and to allocate capital and personnel resources to the segments. The following is a summary of certain key financial measures for the respective fiscal periods indicated. The significant expense categories and amounts align with the segment-level information that is regularly provided to Mr. Florsheim, Jr. Total assets and capital expenditures are not presented because Mr. Florsheim, Jr. does not review or allocate resources based on such information.

	Wholesale	Retail	Other	Total

	(Dollars in thousands)
2024
Product sales	$225,907	$38,701	$23,649	$288,257
Licensing revenues	2,033	—	—	2,033
Net sales	227,940	38,701	23,649	290,290
Cost of sales	136,354	13,184	9,227	158,765
Selling and administrative expenses	60,072	20,210	14,629	94,911
Earnings (loss) from operations	$31,514	$5,307	$(207)	$36,614
Interest income				3,681
Interest expense				(15)
Other expense, net				(444)
Earnings before provision for income taxes				$39,836

Depreciation	$1,802	$7	$674	$2,483

2023
Product sales	$247,896	$38,012	$29,636	$315,544
Licensing revenues	2,504	—	—	2,504
Net sales	250,400	38,012	29,636	318,048
Cost of sales	151,077	12,964	11,124	175,165
Selling and administrative expenses	66,035	18,296	17,528	101,859
Earnings from operations	$33,288	$6,752	$984	$41,024
Interest income				1,107
Interest expense				(529)
Other expense, net				(738)
Earnings before provision for income taxes				$40,864

Depreciation	$1,942	$7	$630	$2,579

All North American corporate office assets are included in the Wholesale segment. Transactions between segments primarily consist of sales between the Wholesale and Retail segments. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Geographic Segments

Financial information relating to our business by geographic area was as follows for the years ended December 31, 2024 and 2023:

	2024	2023

	(Dollars in thousands)
Net Sales
United States	$248,577	$266,515
Canada	18,064	21,897
Australia	20,826	23,012
Asia	438	4,143
South Africa	2,385	2,481
Total	$290,290	$318,048

Long-Lived Assets
United States	$73,980	$75,274
Other	11,867	14,650
	$85,847	$89,924

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), operating lease ROU assets, goodwill, trademarks, investment in real estate and amortizable intangible assets.

19. SHARE-BASED COMPENSATION PLANS

At December 31, 2024 we had two share-based compensation plans: the 2017 Incentive Plan (the “2017 Plan”) and the 2024 Incentive Plan (collectively, “the Plans”). On May 7, 2024, the shareholders of Weyco Group, Inc. approved the 2024 Incentive Plan (the “2024 Plan”) which allows for the grant of up to 1.5 million share-based awards to executives, directors, and other salaried employees. Awards available for grant under the 2024 Plan include restricted stock and options to purchase common stock of the Company, as well as other forms of share-based compensation. Awards are no longer granted under the 2017 Plan; however, awards previously granted under such plan continue in accordance with their terms.

Restricted stock awards were the only form of share-based compensation granted in 2024. Both stock options and restricted stock awards were granted in 2023.  Restricted stock awards and stock options are valued at fair market value based on the Company’s closing stock price on the grant date. Restricted stock granted in 2024 vests ratably over five years, while restricted stock granted in 2023 vests ratably over four years. Stock options granted in 2023 vest ratably over five years and expire 10 years from the grant date. As of December 31, 2024, there were approximately 1.4 million shares remaining available for share-based awards under the 2024 Plan.

Stock option exercises can be net share settled such that we withhold shares with value equivalent to the exercise price of the stock option awards plus the employees’ minimum statutory obligation for the applicable income and other employment taxes. The net share settlement has the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. In 2024, approximately 278,000 shares were withheld, and were based on the value of the stock on the exercise dates. Total payments made by the Company for the employees’ tax obligations to taxing authorities were $419,000 in 2024 and $186,000 in 2023; such payments are generally reflected as a financing activity within the consolidated statements of cash flows.

In accordance with ASC 718, share-based compensation expense of $1.5 million and $1.4 million was recognized in 2024 and 2023, respectively, for stock options and restricted stock awards granted since 2018. An estimate of forfeitures, based on historical data, was included in the calculation of share-based compensation.

At December 31, 2024, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2020 through 2023 which is expected to be recognized over the weighted-average remaining vesting period of 2.9 years. At December 31, 2023, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2019 through 2023 which was expected to be recognized over the weighted-average remaining vesting period of 3.7 years.

The following weighted-average assumptions were used to determine compensation expense related to stock options granted in 2023:

2023
Risk-free interest rate	4.31%
Expected dividend yield	3.88%
Expected term	8.0
Expected volatility	31.0%

The risk-free interest rate was based on U.S. Treasury bonds with a remaining term equal to the expected term of the award. The expected dividend yield was based on our expected annual dividend as a percentage of the market value of our Company’s common stock in the year of grant. The expected term of the stock options was determined using historical experience. The expected volatility was based upon historical stock prices over the most recent period equal to the expected term of the award.

The following tables summarize our stock option activity during the years ended December 31, 2024 and 2023:

Stock Options

	Years ended December 31,
	2024		2023
		Weighted Average		Weighted Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	967,217	$26.22	1,345,369	$25.83
Granted	—	—	149,200	25.79
Exercised	(389,597)	26.53	(487,331)	25.02
Forfeited or expired	(13,860)	26.61	(40,021)	26.31
Outstanding at end of year	563,760	$25.98	967,217	$26.22

Exercisable at end of year	281,429	$26.50	524,829	$27.30

Weighted average fair market value of options granted	$—		$6.63

	Weighted Average Remaining
	Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2024	6.5	$6,521,000
Exercisable - December 31, 2024	5.3	$3,109,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on December 31, 2024 of $37.55 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Fair Value
Non-vested - December 31, 2022	453,636	$24.76	$4.55
Granted	149,200	25.79	6.63
Vested	(147,128)	25.26	4.44
Forfeited	(13,320)	25.24	4.91
Non-vested - December 31, 2023	442,388	$24.93	$5.28
Issued	—	—	—
Vested	(150,057)	23.38	4.52
Forfeited	(10,000)	25.60	5.73
Non-vested - December 31, 2024	282,331	$25.46	$5.66

The following table summarizes information about outstanding and exercisable stock options at December 31, 2024:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number of	Remaining	Weighted	Number of	Weighted
	Options	Contractual Life	Average	Options	Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
$18.00	92,020	5.7	$18.00	63,670	$18.00
$23.38 to $25.79	272,069	7.4	$24.79	96,996	$24.14
$27.94 to $37.22	199,671	5.6	$31.28	120,763	$32.89
	563,760	6.5	$25.98	281,429	$26.50

The following table summarizes our stock option activity for the years ended December 31:

	2024	2023

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$3,706	$1,537
Net proceeds from stock option exercises	$51	$103
Income tax benefit from the exercise of stock options	$964	$400
Total fair value of stock options vested	$678	$653

Restricted Stock

The following table summarizes our restricted stock award activity during the years ended December 31, 2023 and 2024:

	Shares of Restricted	Weighted Average
	Stock	Grant Date Fair Value
Non-vested - December 31, 2022	71,808	$24.67
Issued	27,700	25.79
Vested	(28,243)	23.60
Forfeited	(2,175)	25.13
Non-vested - December 31, 2023	69,090	$25.54
Issued	54,855	34.65
Vested	(30,255)	24.86
Forfeited	(725)	27.54
Non-vested - December 31, 2024	92,965	$31.12

At December 31, 2024, we expected 92,965 shares of restricted stock to vest over a weighted-average remaining contractual term of 3.5 years. These shares had an aggregate intrinsic value of $3.5 million at December 31, 2024. The aggregate intrinsic value was calculated using the market value of our Company’s common stock on December 31, 2024 of $37.55 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $0.3 million in 2024 and $0.2 million in 2023.

20. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Doubtful	Returns and
	Accounts	Allowances	Total

	(Dollars in thousands)
BALANCE, DECEMBER 31, 2022	$1,110	$1,000	$2,110
Add - Additions charged to earnings	519	5,115	5,634
Deduct - Charges for purposes for which reserves were established	(136)	(5,098)	(5,234)
BALANCE, DECEMBER 31, 2023	$1,493	$1,017	$2,510
Add - Additions charged to earnings	110	4,781	4,891
Deduct - Charges for purposes for which reserves were established	(415)	(4,846)	(5,261)
BALANCE, DECEMBER 31, 2024	$1,188	$952	$2,140

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in our periodic filings under the Exchange Act. Such officers have also concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in accumulating and communicating information in a timely manner, allowing timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Control over Financial Reporting.”

Reports of Independent Registered Public Accounting Firm

The attestation report from our independent registered public accounting firm required under this Item 9A is contained in Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm (PCAOB ID 23).”

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

(a)	None
(b)	During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Information About Executive Officers” of this Annual Report on Form 10-K and within our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2025 (the “2025 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Delinquent Section 16(a) Reports,” “Audit Committee,” “Code of Business Ethics,” and “Insider Trading Policy and Other Governance Matters,” and is incorporated herein by reference.

ITEM 11     EXECUTIVE COMPENSATION

Information required by this Item is set forth in our 2025 Proxy Statement in sections entitled “Summary Compensation Table,” “Outstanding Equity Awards at December 31, 2024,” “Pension Benefits,” “Employment Contracts and Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Equity Grant and Approval of Timing Practices,” and is incorporated herein by reference.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Information required by this Item is set forth in our 2025 Proxy Statement in the sections entitled “Security Ownership of Management and Others” and is incorporated herein by reference.

The following table provides information about our equity compensation plans as of December 31, 2024:

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth within Part I, “Information About Executive Officers” and Part II, Item 8 “Financial Statements and Supplementary Data” (Footnote 9 – “Other Assets”) of this Annual Report on Form 10-K, and in our 2025 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in our 2025 Proxy Statement in the section entitled “Audit and Non-Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2024 Annual Report on Form 10-K.
(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Amended and Restated Bylaws of Weyco Group, Inc., as amended March 4, 2025	Exhibit 3.1 to Form 8-K filed March 5, 2025

4.1	Description of Securities of the Registrant	Exhibit 4.1 to Form 10-K for Year Ended December 31, 2019

10.1*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.2*	Employment Agreement (Renewal) - Thomas W. Florsheim, Jr., dated January 1, 2023	Exhibit 10.4 to Form 10-K for Year Ended December 31, 2022

10.3*	Employment Agreement (Renewal) - John W. Florsheim, dated January 1, 2023	Exhibit 10.5 to Form 10-K for Year Ended December 31, 2022

10.4*	Excess Benefits Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016

10.5*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.5a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016

10.6*	Deferred Compensation Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016

10.7	Credit Agreement, dated as of November 4, 2020, between Weyco Group, Inc. and Associated Bank National Association	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2020

10.8	Fourth Amendment to Credit Agreement, dated September 27, 2024	Exhibit 10.1 to Form 8-K filed October 1, 2024

10.9	Third Amended and Restated Revolving Loan Note, dated September 28, 2023	Exhibit 10.10 to Form 8-K filed September 29, 2023

10.10	Security Agreement with Associated Bank, dated November 4, 2020	Exhibit 10.3 to Form 10-Q for Quarter Ended September 30, 2020

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.11*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A of the Weyco Group, Inc. Definitive Proxy Statement for its 2017 Annual Meeting, as filed with the SEC on March 31, 2017

10.12*	Weyco Group, Inc. 2024 Incentive Plan	Appendix A of the Weyco Group, Inc. Definitive Proxy Statement for its 2024 Annual Meeting, as filed with the SEC on April 5, 2024

10.12a*	Form of incentive stock option agreement for the Weyco Group, Inc. 2024 Incentive Plan	Exhibit 10.2 to Form 10-Q for Quarter Ended June 30, 2024

10.12b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2024 Incentive Plan	Exhibit 10.3 to Form 10-Q for Quarter Ended June 30, 2024

10.12c*	Form of restricted stock agreement for the Weyco Group, Inc. 2024 Incentive Plan	Exhibit 10.4 to Form 10-Q for Quarter Ended June 30, 2024

16	Letter from Baker Tilly US, LLP addressed to the SEC, dated November 5, 2024	Exhibit 16.1 to Form 8-K filed November 5, 2024

19	Weyco Group, Inc. Insider Trading Policy		X

21	Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm		X

24	Power of Attorney	Signatures page	X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

97	Weyco Group, Inc. Executive Officer Compensation Recovery Policy	Exhibit 97 to Form 10-K for Year Ended December 31, 2023

101

The following financial information from Weyco Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Earnings for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Equity for the years ended December 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

X

104	The cover page from the Company's Annual Report on Form 10-K for the year-ended December 31, 2024, formatted in iXBRL (included in Exhibit 101).		X

* Management contract or compensatory plan or arrangement

ITEM 16     FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/ Judy Anderson	March 14, 2025
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 14, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

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