Form 10-Q
period 2025-03-31
WEYCO GROUP INC
filed 2025-05-09
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Yes ☐ No ☒

As of April 28, 2025, there were 9,578,689 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by Weyco Group, Inc. (“we,” “our,” “us,” and the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Please read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$71,546	$70,963
Marketable securities, at amortized cost	856	852
Accounts receivable, net	39,765	37,464
Income tax receivable	—	1,086
Inventories	68,186	74,012
Prefunded dividend	—	21,579
Prepaid expenses and other current assets	3,347	3,435
Total current assets	183,700	209,391

Marketable securities, at amortized cost	5,532	5,529
Deferred income tax benefits	1,046	1,037
Property, plant and equipment, net	28,083	28,180
Operating lease right-of-use assets	11,279	10,504
Goodwill	12,317	12,317
Trademarks	32,868	32,868
Other assets	24,470	24,260
Total assets	$299,295	$324,086

LIABILITIES AND EQUITY:
Accounts payable	$4,801	$8,378
Dividend payable	—	21,579
Operating lease liabilities	4,358	4,033
Accrued liabilities	9,094	13,273
Accrued income tax payable	861	—
Total current liabilities	19,114	47,263

Deferred income tax liabilities	13,912	13,922
Long-term pension liability	9,867	9,888
Operating lease liabilities	7,486	7,034
Other long-term liabilities	366	394
Total liabilities	50,745	78,501

Common stock	9,619	9,643
Capital in excess of par value	73,003	72,577
Reinvested earnings	183,629	181,299
Accumulated other comprehensive loss	(17,701)	(17,934)
Total equity	248,550	245,585
Total liabilities and equity	$299,295	$324,086

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share amounts)
Net sales	$68,030	$71,558
Cost of sales	37,655	39,551
Gross earnings	30,375	32,007

Selling and administrative expenses	23,344	23,756
Earnings from operations	7,031	8,251

Interest income	634	905
Interest expense	(1)	—
Other expense, net	(127)	(95)

Earnings before provision for income taxes	7,537	9,061

Provision for income taxes	1,994	2,411

Net earnings	$5,543	$6,650

Weighted average shares outstanding
Basic	9,548	9,436
Diluted	9,664	9,580

Earnings per share
Basic	$0.58	$0.70
Diluted	$0.57	$0.69

Cash dividends declared (per share)	$0.26	$0.25

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)

Net earnings	$5,543	$6,650

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	192	(1,092)
Pension liability adjustments	41	73
Other comprehensive income (loss)	233	(1,019)

Comprehensive income	$5,776	$5,631

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

`	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$5,543	$6,650
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	532	584
Amortization	65	66
Bad debt expense	140	44
Deferred income taxes	(33)	(35)
Net foreign currency transaction losses (gains)	67	(9)
Share-based compensation expense	427	367
Pension expense	120	220
Loss on disposal of fixed assets	—	18
Increase in cash surrender value of life insurance	(110)	(105)
Changes in operating assets and liabilities -
Accounts receivable	(2,441)	(2,865)
Inventories	5,827	12,928
Prepaid expenses and other assets	(84)	2,633
Accounts payable	(3,579)	(3,053)
Accrued liabilities and other	(4,292)	(5,301)
Accrued income taxes	1,947	2,194
Net cash provided by operating activities	4,129	14,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	—	215
Purchases of property, plant and equipment	(417)	(170)
Net cash (used for) provided by investing activities	(417)	45

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(2,482)	(4,664)
Shares purchased and retired	(732)	(5)
Net cash used for financing activities	(3,214)	(4,669)

Effect of exchange rate changes on cash and cash equivalents	85	(676)

Net increase in cash and cash equivalents	$583	$9,036

CASH AND CASH EQUIVALENTS at beginning of period	70,963	69,312

CASH AND CASH EQUIVALENTS at end of period	$71,546	$78,348

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$71	$207
Interest paid	$1	$—

NON-CASH FINANCING ACTIVITY:
Settlement of dividend payable with prefunded dividend	$21,579	$—

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2025, may not necessarily be indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU will also require us to disaggregate our income taxes paid disclosure by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025 with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which will require us to disclose disaggregated information about certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share amounts)
Numerator:
Net earnings	$5,543	$6,650

Denominator:
Basic weighted average shares outstanding	9,548	9,436
Effect of dilutive securities:
Employee share-based awards	116	144
Diluted weighted average shares outstanding	9,664	9,580

Basic earnings per share	$0.58	$0.70

Diluted earnings per share	$0.57	$0.69

Diluted weighted average shares outstanding for the three months ended March 31, 2025 excluded anti-dilutive stock options totaling 62,000 shares of common stock at a weighted average exercise price of $37.22. Diluted weighted average shares outstanding for the three months ended March 31, 2024 excluded anti-dilutive stock options totaling 395,000 shares of common stock at a weighted average exercise price of $30.15.

4.    Investments

All our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity. Below is a summary of the amortized cost and estimated market values of our marketable securities as of March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$856	$853	$852	$848
Due from one through five years	3,189	3,184	2,692	2,677
Due from six through ten years	2,343	2,243	2,837	2,749
Total	$6,388	$6,280	$6,381	$6,274

The unrealized gains and losses on marketable securities at March 31, 2025, and at December 31, 2024, were as follows:

	March 31, 2025		December 31, 2024
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$4	$(112)	$5	$(112)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of March 31, 2025, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

Our indefinite-lived intangible assets, comprised of goodwill and trademarks, are predominantly recorded in our North American Wholesale segment. There were no changes in the carrying value of our goodwill and trademarks during the three months ended March 31, 2025. Our amortizable intangible assets, which were included within other assets in the Condensed Consolidated Balance Sheets, consisted of the following:

		March 31, 2025			December 31, 2024
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(3,286)	$214	$3,500	$(3,227)	$273
Total amortizable intangible assets		$3,500	$(3,286)	$214	$3,500	$(3,227)	$273

Amortization expense related to the intangible assets was $58,000 in both the first quarters of 2025 and 2024.

6.    Segment Information

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). Our chief operating decision maker (our CEO) regularly reviews segment-level earnings from operations to assess segment performance and to allocate capital and personnel resources to the segments. The tables below present net sales, significant expenses, and earnings from operations by reportable segment, reconciled to total net sales, earnings from operations, and earnings before provision for income taxes. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CEO. Corporate expenses are included in our Wholesale segment.

Three Months Ended
March 31,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$53,779	$8,666	$62,445
Licensing revenues	494	—	494
Net sales - reportable segments	54,273	8,666	62,939
Cost of sales	32,863	2,892
Selling and administrative expenses	14,774	5,152
Earnings from operations - reportable segments	$6,636	$622	$7,258

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$62,939
Other net sales (1)			5,091
Total net sales			$68,030

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$7,258
Other loss from operations (1)			(227)
Total earnings from operations			7,031
Interest income			634
Interest expense			(1)
Other expense, net			(127)
Earnings before provision for income taxes			$7,537

Three Months Ended
March 31,	Wholesale	Retail	Total

	(Dollars in thousands)
2024
Product sales	$55,723	$9,819	$65,542
Licensing revenues	527	—	527
Net sales - reportable segments	56,250	9,819	66,069
Cost of sales	33,960	3,408
Selling and administrative expenses	14,899	5,114
Earnings from operations - reportable segments	$7,391	$1,297	$8,688

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$66,069
Other net sales (1)			5,489
Total net sales			$71,558

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$8,688
Other loss from operations (1)			(437)
Total earnings from operations			8,251
Interest income			905
Interest expense			—
Other expense, net			(95)
Earnings before provision for income taxes			$9,061

(1) Other net sales and losses from operations were derived from our wholesale and retail operations in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”), which do not meet the criteria for separate reportable segment classification. We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024. Accordingly, first quarter 2025 operating results of the other category only reflect the operations of Australia and South Africa.

Other financial data by segment is disclosed below. Total assets and capital expenditures are not disclosed because our CEO does not review or allocate resources based on such information.

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Depreciation and amortization
Wholesale (2)	$422	$487
Retail (2)	2	2
Other (3)	173	161
Total depreciation and amortization	$597	$650

(2) The amounts of depreciation and amortization disclosed by reportable segment are included within segment selling and administrative expenses in the table above.

(3) Other depreciation and amortization expense was incurred by Florsheim Australia’s operating segments which are not reportable segments.

7.    Employee Retirement Plans

The components of pension expense were as follows:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Service cost	$58	$96
Interest cost	635	637
Expected return on plan assets	(628)	(612)
Net amortization and deferral	55	99
Pension expense	$120	$220

The components of pension expense other than the service cost component are included in “other expense, net” in the Condensed Consolidated Statements of Earnings.

8.    Leases

We lease retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2025 and 2031. Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our operating lease costs were as follows:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Operating lease costs	$1,081	$1,106
Variable lease costs (1)	—	—
Total lease costs	$1,081	$1,106

(1)	Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of March 31, 2025:

Operating Leases
(Dollars in thousands)
2025, excluding the quarter ended March 31, 2025	$3,645
2026	4,153
2027	2,437
2028	1,451
2029	877
Thereafter	311
Total lease payments	12,874
Less: imputed interest	(1,030)
Present value of operating lease liabilities	$11,844

The operating lease liabilities were classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Operating lease liabilities - current	$4,358	$4,033
Operating lease liabilities - non-current	7,486	7,034
Total	$11,844	$11,067

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.87%. As of March 31, 2025, our leases had a weighted-average remaining lease term of 3.2 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,213	$1,141
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$1,783	$—

9.    Income Taxes

The effective income tax rates for the three months ended March 31, 2025 and 2024 were 26.5% and 26.6%, respectively. The 2025 and 2024 effective tax rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes.

10.  Share-Based Compensation Plans

During the three months ended March 31, 2025, we recognized $427,000 of compensation expense associated with stock option and restricted stock awards granted in years 2020 through 2024. During the three months ended March 31, 2024, we recognized $367,000 of compensation expense associated with stock option and restricted stock awards granted in years 2019 through 2023.

The following table summarizes our stock option activity for the three-month period ended March 31, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
Stock Options	Shares	Price	Term (In Years)	(In Thousands)
Outstanding at January 1, 2025	563,760	$25.98
Granted	—	—
Exercised	(2,540)	25.63
Forfeited or expired	(1,370)	25.34
Outstanding at March 31, 2025	559,850	$25.99	6.2	$2,932
Exercisable at March 31, 2025	285,809	$26.49	5.1	$1,556

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on March 31, 2025 of $30.48 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the three-month period ended March 31, 2025:

			Weighted
		Weighted	Average	Aggregate
	Shares of	Average	Remaining	Intrinsic
	Restricted	Grant Date	Contractual	Value*
Restricted Stock	Stock	Fair Value	Term (In Years)	(In Thousands)
Non-vested January 1, 2025	92,965	$31.12
Issued	—	—
Vested	(3,050)	30.64
Forfeited	(150)	34.65
Non-vested - March 31, 2025	89,765	$31.13	3.3	$2,736

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our Company’s common stock on March 31, 2025 of $30.48 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

At March 31, 2025, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets and expires on September 26, 2025. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At March 31, 2025 and December 31, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

12.  Comprehensive Income

The components of accumulated other comprehensive loss as recorded in the Condensed Consolidated Balance Sheets were as follows:

	March 31,	December 31,
	2025	2024

	(Dollars in thousands)
Foreign currency translation adjustments	$(11,479)	$(11,671)
Pension liability, net of tax	(6,222)	(6,263)
Total accumulated other comprehensive loss	$(17,701)	$(17,934)

The following tables show changes in accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, December 31, 2024	$(11,671)	$(6,263)	$(17,934)
Other comprehensive income before reclassifications	192	—	192
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	192	41	233
Balance, March 31, 2025	$(11,479)	$(6,222)	$(17,701)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, December 31, 2023	$(7,954)	$(9,357)	$(17,311)
Other comprehensive loss before reclassifications	(1,092)	—	(1,092)
Amounts reclassified from accumulated other comprehensive loss	—	73	73
Net current period other comprehensive (loss) income	(1,092)	73	(1,019)
Balance, March 31, 2024	$(9,046)	$(9,284)	$(18,330)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the three months ended March 31, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected line item in the
	Three Months Ended March 31,				statement where net
	2025		2024		earnings is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$5	(1)	$5	(1)	Other expense, net
Actuarial losses	50	(1)	94	(1)	Other expense, net
Total before tax	55		99
Tax benefit	(14)		(26)
Net of tax	$41		$73

(1)	These amounts were included in the computation of pension expense. See Note 7 for additional details.

13.  Equity

The following table reconciles our equity for the three months ended March 31, 2025:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2025	$9,643	$72,577	$181,299	$(17,934)
Net earnings	—	—	5,543	—
Foreign currency translation adjustments	—	—	—	192
Pension liability adjustment, net of tax	—	—	—	41
Cash dividends declared ($0.26 per share)	—	—	(2,506)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	427	—	—
Shares purchased and retired	(25)	—	(707)	—
Balance, March 31, 2025	$9,619	$73,003	$183,629	$(17,701)

The following table reconciles our equity for the three months ended March 31, 2024:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2024	$9,497	$71,661	$180,646	$(17,311)
Net earnings	—	—	6,650	—
Foreign currency translation adjustments	—	—	—	(1,092)
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.25 per share)	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	11	(12)	—	—
Share-based compensation expense	—	367	—	—
Shares purchased and retired	—	—	(5)	—
Balance, March 31, 2024	$9,508	$72,016	$184,914	$(18,330)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year-ended December 31, 2024, filed on March 14, 2025, which information is incorporated herein by reference, and in Part II, Item 1A, “Risk Factors,” of this Form 10-Q. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

EXECUTIVE OVERVIEW

Overall net sales for the first quarter of 2025 were down 5% compared to the first quarter of 2024. We began the year facing geopolitical and macroeconomic uncertainties, which include evolving U.S. trade policies, recession concerns, and market volatility. These factors affected both consumer and retailer confidence, resulting in declines in our wholesale and direct-to-consumer businesses.

BOGS wholesale net sales declined 5% for the quarter. We experienced more typical winter weather in January and February 2025, with cold temperatures and precipitation across much of the country. This helped our BOGS retailers work through existing inventory, which we expect will create opportunities for new product in the remainder of 2025. We continue to have high expectations for our innovative seamless construction, which is lighter and more durable than comparable vulcanized products currently in the market. Our new Spring product, such as the Boga clog, has arrived at retail and is off to a solid start.

Wholesale net sales of our legacy brands (Florsheim, Stacy Adams and Nunn Bush) were collectively down 3% in the first quarter, with Florsheim up 7%, Stacy Adams down 7%, and Nunn Bush down 16%. The declines in Nunn Bush and Stacy Adams reflect the current softness in non-athletic footwear at retailers, as consumers remain cautious with their discretionary spending. In tandem with this, many of our wholesale partners are maintaining conservative inventory positions, which has impacted our shipments.

Considering the challenging environment, in light of reduced consumer discretionary spending and cautious retailer inventory management, Florsheim’s first quarter performance was particularly strong. The brand continues to gain market share with robust sales across a range of categories including hybrid “refined casual” footwear, which we view as a significant growth opportunity in the future.

Net sales in our retail segment were down 12% for the quarter. Last year, we drove significant e-commerce volume through promotions, particularly with BOGS, due to elevated inventory levels. In 2025, our inventory is more aligned with demand, and we scaled back promotional activity, which contributed to the decline in sales. We continue to invest in data-driven tools to position our e-commerce business for long-term growth.

Florsheim Australia’s overall net sales declined 7% for the quarter, or 3% in local currency, due mainly to the closing of our Asia Pacific operations. Like the U.S., Florsheim Australia's markets, which include South Africa, New Zealand, and the Pacific Rim, are facing economic headwinds. Despite the challenging environment, Florsheim Australia's first-quarter operating results improved due, in part, to an 11% increase in same-store retail sales. We remain focused on managing expenses and identifying opportunities for profitable growth in Florsheim Australia.

Current Business Trends - Tariffs

Over the last several weeks, the U.S. government enacted a broad range of reciprocal and retaliatory tariffs (“incremental tariffs”) on goods imported into the United States.  Including these incremental tariffs, the current effective total tariff rate on goods sourced from China, which is where we source a majority of our products, is 161%, up from 16% in 2024.  While the incremental tariffs did not impact our first quarter 2025 performance, unless withdrawn, these tariffs will significantly increase our cost of goods sold in future periods. To mitigate the impact of tariff-cost increases, we negotiated cost reductions with several of our Chinese suppliers and are planning to raise selling prices beginning in Summer 2025.  We are also accelerating our efforts to diversify our sourcing.

First Quarter Highlights

Consolidated net sales were $68.0 million, down 5% compared to net sales of $71.6 million in the first quarter of 2024. Consolidated gross earnings were 44.6% of net sales compared to 44.7% of net sales in last year’s first quarter. Earnings from operations totaled $7.0 million for the quarter, down 15% from $8.3 million last year. First quarter net earnings were $5.5 million, or $0.57 per diluted share, in 2025, versus $6.7 million, or $0.69 per diluted share, in 2024.

Financial Position Highlights

At March 31, 2025, our cash and marketable securities totaled $77.9 million, and we had no debt outstanding on our $40.0 million revolving line of credit. During the first three months of 2025, we generated $4.1 million of cash from operations, and used funds to pay $2.5 million in dividends and repurchase $0.7 million of our common stock. Additionally, our prefunded dividend of $21.6 million was paid to shareholders in January 2025, and we had $0.4 million of capital expenditures during the period.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024	% Change

	(Dollars in thousands)
Net sales	$68,030	$71,558	(5)%
Cost of sales	37,655	39,551	(5)%
Gross earnings	30,375	32,007	(5)%
Selling and administrative expenses	23,344	23,756	(2)%
Earnings from operations	7,031	8,251	(15)%

Interest income	634	905	(30)%
Interest expense	(1)	—	NM
Other expense, net	(127)	(95)	34%

Earnings before provision for income taxes	7,537	9,061	(17)%

Provision for income taxes	1,994	2,411	(17)%

Net earnings	$5,543	$6,650	(17)%

NM – Not meaningful

Net sales for the first quarter of 2025 were $68.0 million, down $3.5 million, or 5%, compared to the first quarter of 2024. This decrease was comprised of a $2.0 million decline in Wholesale net sales, a $1.1 million decline in Retail net sales, and a $0.4 million decline in net sales of Florsheim Australia.

Gross earnings as a percent of net sales remained relatively flat at 44.6% and 44.7% in the first quarters of 2025 and 2024, respectively. Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Consolidated distribution costs totaled $5.0 million and $5.3 million in the first quarters of 2025 and 2024, respectively.

First quarter selling and administrative expenses as a percent of net sales remained relatively flat at 34% and 33% in 2025 and 2024, respectively. Earnings from operations were $7.0 million, down $1.2 million, or 15%, from 2024 levels. This decrease resulted from lower sales in both our Wholesale and Retail segments.

Interest income decreased $0.3 million compared to last year’s first quarter, due to less interest earned on cash balances in the U.S. and Canada.  Interest expense was nominal for the quarter and zero in the first quarter of 2024, as there was no debt outstanding during either period.

Other expense, net, primarily includes the non-service cost components of pension expense and net gains and losses on foreign currency transactions. The expense category remained flat year-over-year, as were no significant changes in these expenses between periods.

The effective income tax rate was 26.5% and 26.6% for the first quarters of 2025 and 2024, respectively. See Note 9 to the Consolidated Financial Statements for additional information on income taxes.

Net earnings were $5.5 million or $0.57 per diluted share, in 2025 versus $6.7 million, or $0.69 per diluted share, in 2024. The decreases were primarily due to lower sales.

SEGMENT ANALYSIS

Net sales and earnings from operations for our reportable segments and the “other “category for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,		%
	2025	2024	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$54,273	56,250	(4)%
North American Retail	8,666	9,819	(12)%
Other	5,091	5,489	(7)%
Total	$68,030	$71,558	(5)%

Earnings from Operations
North American Wholesale	$6,636	7,391	(10)%
North American Retail	622	1,297	(52)%
Other	(227)	(437)	48%
Total	$7,031	$8,251	(15)%

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,		%
	2025	2024	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$12,771	13,758	(7)%
Nunn Bush	10,611	12,690	(16)%
Florsheim	23,918	22,395	7%
BOGS	6,302	6,659	(5)%
Forsake	177	221	(20)%
Total North American Wholesale	$53,779	$55,723	(3)%
Licensing	494	527	(6)%
Total North American Wholesale Segment	$54,273	$56,250	(4)%

Net sales of the Stacy Adams and Nunn Bush brands were down 7% and 16%, respectively, for the quarter, reflecting the current softness in non-athletic footwear at retail, as consumers were cautious with discretionary spending. Florsheim’s sales were up 7% for the period, due largely to new product launches. BOGS sales were down 5%, resulting from lower retailer demand.

Earnings from Operations

Wholesale gross earnings as a percent of net sales were 39.4% and 39.6% in the first quarters of 2025 and 2024, respectively. The incremental tariffs did not impact our first quarter 2025 gross margins. Given the uncertainty surrounding the evolving tariff and trade policies of the U.S. government, we cannot currently predict the potential magnitude of the incremental tariffs on our gross margins.

Wholesale selling and administrative expenses consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses totaled $14.8 million for the quarter and $14.9 million last year. As a percent of net sales, wholesale selling and administrative expenses were flat at 27% in both 2025 and 2024.  Wholesale operating earnings decreased 10% to $6.6 million for the quarter, from $7.4 million in 2024, as a result of lower sales.

North American Retail Segment

Net Sales

Net sales in our Retail segment, which were generated mainly by our e-commerce websites, were $8.7 million for the quarter, down 12% from record sales of $9.8 million in 2024. The decrease resulted mainly from lower sales on the BOGS website, due to less promotional activities in 2025, compared to a strong first quarter last year.

Earnings from Operations

Retail gross earnings were 66.6% of net sales for the quarter compared to 65.3% in the first quarter of 2024. Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs.  Retail selling and administrative expenses were $5.2 million and $5.1 million in the first quarter of 2025 and 2024, respectively. As a percent of net sales, retail selling and administrative expenses were 59% and 52% in the first quarters of 2025 and 2024, respectively.  The increase in retail selling and administrative expenses as a percentage of net sales is because many of our retail expenses are fixed and do not vary with sales. Retail operating earnings totaled $0.6 million for the quarter, down 52% from $1.3 million last year. The decrease was primarily due to lower sales.

Other

Operating results reported in the “other” category historically included our retail and wholesale businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024. Accordingly, first-quarter 2025 operating results of the “other” category only reflect the operations of Australia and South Africa.

First quarter 2025 net sales of Florsheim Australia were $5.1 million, down 7% from $5.5 million in the first quarter of 2024. The weaker Australian dollar relative to the U.S. dollar contributed to this decrease. In local currency, Florsheim Australia’s net sales were down 3% due mainly to the closing of Asia Pacific, partially offset by higher sales in Australia. Net sales in Australia were up 6% in local currency, with higher sales in both its wholesale and retail businesses.

Florsheim Australia’s gross earnings as a percent of net sales were 62.7% and 60.2% in the first quarters of 2025 and 2024, respectively. Florsheim Australia generated operating losses totaling $0.2 million for the quarter and $0.4 million last year. The improvement was due to higher sales in Australia.

Other income and expense

Interest income totaled $0.6 million in the first quarter of 2025 compared to $0.9 million in last year’s first quarter. The decrease was due to less interest earned on cash balances in the U.S. and Canada, resulting from lower average cash balances and lower interest rates compared to last year.

Other expense, net, primarily includes the non-service cost components of pension expense and net gains and losses on foreign currency transactions. Other expense, net, remained flat at $0.1 million in both the first quarters of 2025 and 2024, because there were no significant changes in these expenses during the period.

The effective income tax rate was 26.5% and 26.6% in 2025 and 2024, respectively. The 2025 and 2024 effective tax rates differed from the federal rate of 21% primarily because of state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term marketable securities and our revolving line of credit. The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities totaled $4.1 million in the first three months of 2025, down $10.2 million compared to $14.3 million last year. The decrease was primarily due to lower net earnings and changes in operating assets and liabilities, principally inventory. Cash flows from the change in inventory decreased $7.1 million for the period, mainly because our inventory levels as of

March 31, 2025, were higher than normal for this time of year, as we were proactive in expediting a large amount of inventory before the incremental tariffs went into effect.

Investing Activities

Net cash used for investing activities totaled $0.4 million for the quarter compared to less than $0.1 million in the same period of 2024. The increased use of cash this year was due to higher capital expenditures and less proceeds from maturities of marketable securities. Capital expenditures totaled $0.4 million for the period, compared to $0.2 million last year. Management estimates that total capital expenditures for 2025 will be between $1.0 million and $2.0 million.

Financing Activities

Net cash used for financing activities totaled $3.2 million and $4.7 million in the first quarters of 2025 and 2024, respectively. The change was due to a $2.2 million decrease in cash dividends paid (see further explanation below) partially offset by a $0.7 million increase in shares repurchased and retired.

Cash dividends paid for the first three months of 2025 totaled $2.5 million and included one dividend payment that was both declared and paid in the first quarter of 2025. Cash dividends paid for the first three months of 2024 totaled $4.7 million and included two dividend payments: one that was declared in the fourth quarter of 2023 and paid in the first quarter of 2024 and one that was both declared and paid in the first quarter of 2024.

On May 6, 2025, our Board of Directors declared a cash dividend of $0.27 per share to all shareholders of record on May 16, 2025, payable June 30, 2025. This represents an increase of 4% above the previous quarter dividend rate of $0.26.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first three months of 2025, we repurchased 24,253 shares for a total cost of approximately $0.7 million.  As of March 31, 2025, there were 824,663 authorized shares available for repurchase under the program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

On March 31, 2025, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets and expires on September 26, 2025. Outstanding advances on the line of credit bear interest at the one-month term SOFR plus 125 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At March 31, 2025, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

Financing Activities – Non-cash

Our regular fourth-quarter 2024 and one-time special cash dividend totaling $21.6 million was prefunded in December 2024 and paid to shareholders in January 2025. This dividend payment was reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows.

Other

As of March 31, 2025, approximately $3.7 million of cash and cash equivalents was held by our foreign subsidiaries.

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

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are engaged in legal proceedings in the ordinary course of business. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows.

Item 1A. Risk Factors

Other than the following risk factor, there have been no material developments with respect to the information previously reported under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Additional tariffs on product imported into the U.S., retaliatory trade actions taken by other countries and resulting trade wars may have a material adverse impact on our business.

Our business is subject to risks related to tariffs and other trade policies put in place by the U.S. or other countries. In 2025, the U.S. government announced the intention to impose additional tariffs on certain goods imported from numerous countries, and multiple nations, including China, responded with reciprocal tariffs and other trade actions. A substantial amount of our products are imported into the U.S. from China, India, and other Asian countries.

The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates, may materially increase our costs and reduce our margins. The tariffs may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the U.S., negotiating with suppliers and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.

Given the uncertainty regarding the scope and duration of current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The table below presents information regarding the repurchases of our common stock in the three-month period ended March 31, 2025.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
01/01/2025 - 01/31/2025	—	$—	—	848,916
02/01/2025 - 02/28/2025	—	$—	—	848,916
03/01/2025 - 03/31/2025	24,253	$30.14	24,253	824,663
Total	24,253	$30.14	24,253

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
3.1	Amended and Restated Bylaws of Weyco Group, Inc. as amended March 4, 2025	Exhibit 3.1 to Form 8-K filed March 5, 2025
3.2	Amended and Restated Bylaws of Weyco Group, Inc. as amended March 4, 2025 (marked copy)		X
31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 9, 2025	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)