Form 10-Q
period 2025-06-30
WEYCO GROUP INC
filed 2025-08-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Yes ☐ No ☒

As of July 28, 2025, there were 9,539,379 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2025	2024

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$77,430	$70,963
Marketable securities, at amortized cost	1,109	852
Accounts receivable, net	32,022	37,464
Income tax receivable	1,792	1,086
Inventories	71,258	74,012
Prefunded dividend	—	21,579
Prepaid expenses and other current assets	2,408	3,435
Total current assets	186,019	209,391

Marketable securities, at amortized cost	5,281	5,529
Deferred income tax benefits	—	1,037
Property, plant and equipment, net	27,781	28,180
Operating lease right-of-use assets	12,104	10,504
Goodwill	12,317	12,317
Trademarks	32,868	32,868
Other assets	24,566	24,260
Total assets	$300,936	$324,086

LIABILITIES AND EQUITY:
Accounts payable	$7,058	$8,378
Dividend payable	—	21,579
Operating lease liabilities	4,751	4,033
Accrued liabilities	9,077	13,273
Total current liabilities	20,886	47,263

Deferred income tax liabilities	13,727	13,922
Long-term pension liability	9,845	9,888
Operating lease liabilities	7,936	7,034
Other long-term liabilities	480	394
Total liabilities	52,874	78,501

Common stock	9,539	9,643
Capital in excess of par value	73,378	72,577
Reinvested earnings	180,981	181,299
Accumulated other comprehensive loss	(15,836)	(17,934)
Total equity	248,062	245,585
Total liabilities and equity	$300,936	$324,086

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Net sales	$58,221	63,932	$126,251	$135,490
Cost of sales	32,998	35,840	70,653	75,391
Gross earnings	25,223	28,092	55,598	60,099

Selling and administrative expenses	21,330	21,431	44,674	45,187
Earnings from operations	3,893	6,661	10,924	14,912

Interest income	785	964	1,419	1,869
Interest expense	(1)	—	(2)	—
Other expense, net	(59)	(143)	(186)	(238)

Earnings before provision for income taxes	4,618	7,482	12,155	16,543

Provision for income taxes	2,362	1,875	4,356	4,286

Net earnings	$2,256	$5,607	$7,799	$12,257

Weighted average shares outstanding
Basic	9,475	9,429	9,511	9,433
Diluted	9,561	9,548	9,612	9,564

Earnings per share
Basic	$0.24	$0.60	$0.82	$1.30
Diluted	$0.24	$0.59	$0.81	$1.28

Cash dividends declared (per share)	$0.27	$0.26	$0.53	$0.51

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)

Net earnings	$2,256	$5,607	$7,799	$12,257

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,824	61	2,016	(1,031)
Pension liability adjustments	41	73	82	146
Other comprehensive income (loss)	1,865	134	2,098	(885)

Comprehensive income	$4,121	$5,741	$9,897	$11,372

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

`	Six Months Ended June 30,
	2025	2024

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,799	$12,257
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,203	1,204
Amortization	131	133
Bad debt expense	148	(2)
Deferred income taxes	838	(11)
Net foreign currency transaction losses	66	28
Share-based compensation expense	802	698
Pension expense	240	441
Loss on disposal of fixed assets	5	20
Increase in cash surrender value of life insurance	(230)	(210)
Changes in operating assets and liabilities -
Accounts receivable	5,301	1,948
Inventories	2,705	6,941
Prepaid expenses and other assets	791	2,800
Accounts payable	(1,277)	(4,264)
Accrued liabilities and other	(3,458)	(4,225)
Accrued income taxes	(707)	(90)
Net cash provided by operating activities	14,357	17,668

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	5	215
Purchases of property, plant and equipment	(677)	(344)
Net cash used for investing activities	(672)	(129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(5,039)	(7,162)
Shares purchased and retired	(3,135)	(514)
Net cash used for financing activities	(8,174)	(7,676)

Effect of exchange rate changes on cash and cash equivalents	956	(768)

Net increase in cash and cash equivalents	$6,467	$9,095

CASH AND CASH EQUIVALENTS at beginning of period	70,963	69,312

CASH AND CASH EQUIVALENTS at end of period	$77,430	$78,407

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$4,208	$4,337
Interest paid	$1	$—

NON-CASH FINANCING ACTIVITY:
Settlement of dividend payable with prefunded dividend	$21,579	$—

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2025, may not necessarily be indicative of the results for the full year.

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

2.    New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU will also require us to disaggregate our income taxes paid disclosure by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025 with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

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

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Numerator:
Net earnings	$2,256	$5,607	$7,799	$12,257

Denominator:
Basic weighted average shares outstanding	9,475	9,429	9,511	9,433
Effect of dilutive securities:
Employee share-based awards	86	119	101	131
Diluted weighted average shares outstanding	9,561	9,548	9,612	9,564

Basic earnings per share	$0.24	$0.60	$0.82	$1.30

Diluted earnings per share	$0.24	$0.59	$0.81	$1.28

Diluted weighted average shares outstanding for the three months ended June 30, 2025 excluded anti-dilutive stock options totaling 168,000 shares of common stock at a weighted average exercise price of $31.92. Diluted weighted average shares outstanding for the six months ended June 30, 2025 excluded anti-dilutive stock options totaling 115,000 shares of common stock at a weighted average exercise price of $34.56. Diluted weighted average shares outstanding for the three months ended June 30, 2024 excluded anti-dilutive stock options totaling 393,000 shares of common stock at a weighted average exercise price of $30.15. Diluted weighted average shares outstanding for the six months ended June 30, 2024 excluded anti-dilutive stock options totaling 394,000 shares of common stock at a weighted average exercise price of $30.15.

4.    Investments

All our marketable securities are classified as held-to-maturity debt securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity. Below is a summary of the amortized cost and the estimated market values of our marketable securities as of June 30, 2025, and December 31, 2024.

	June 30, 2025		December 31, 2024
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$1,109	$1,105	$852	$848
Due from one through five years	3,043	3,044	2,692	2,677
Due from six through ten years	2,238	2,155	2,837	2,749
Total	$6,390	$6,304	$6,381	$6,274

The unrealized gains and losses on marketable securities at June 30, 2025, and at December 31, 2024, were as follows:

	June 30, 2025		December 31, 2024
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$9	$(95)	$5	$(112)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of June 30, 2025, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

Our indefinite-lived intangible assets, comprised of goodwill and trademarks, are predominantly recorded in our North American Wholesale segment. There were no changes in the carrying value of our goodwill and trademarks during the six months ended June 30, 2025. Our amortizable intangible assets, which were included within other assets in the Condensed Consolidated Balance Sheets, consisted of the following:

		June 30, 2025			December 31, 2024
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(3,344)	$156	$3,500	$(3,227)	$273
Total amortizable intangible assets		$3,500	$(3,344)	$156	$3,500	$(3,227)	$273

Amortization expense related to the intangible assets was $58,000 in both the second quarters of 2025 and 2024. For both the six-month periods ended June 30, 2025 and June 30, 2024, amortization expense related to the intangible assets was $116,000.

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

Three Months Ended
June 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$45,473	$6,773	$52,246
Licensing revenues	157	—	157
Net sales - reportable segments	45,630	6,773	52,403
Cost of sales	28,463	2,261
Selling and administrative expenses	13,104	4,447
Earnings from operations - reportable segments	$4,063	$65	$4,128

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$52,403
Other net sales (1)			5,818
Total net sales			$58,221

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$4,128
Other loss from operations (1)			(235)
Total earnings from operations			3,893
Interest income			785
Interest expense			(1)
Other expense, net			(59)
Earnings before provision for income taxes			$4,618

Three Months Ended
June 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2024
Product sales	$49,741	$7,603	$57,344
Licensing revenues	507	—	507
Net sales - reportable segments	50,248	7,603	57,851
Cost of sales	31,055	2,472
Selling and administrative expenses	13,409	4,436
Earnings from operations - reportable segments	$5,784	$695	$6,479

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$57,851
Other net sales (1)			6,081
Total net sales			$63,932

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$6,479
Other loss from operations (1)			182
Total earnings from operations			6,661
Interest income			964
Interest expense			—
Other expense, net			(143)
Earnings before provision for income taxes			$7,482

Six Months Ended
June 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$99,252	$15,439	$114,691
Licensing revenues	651	—	651
Net sales - reportable segments	99,903	15,439	115,342
Cost of sales	61,326	5,153
Selling and administrative expenses	27,878	9,599
Earnings from operations - reportable segments	$10,699	$687	$11,386

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$115,342
Other net sales (1)			10,909
Total net sales			$126,251

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$11,386
Other loss from operations (1)			(462)
Total earnings from operations			10,924
Interest income			1,419
Interest expense			(2)
Other expense, net			(186)
Earnings before provision for income taxes			$12,155

Six Months Ended
June 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2024
Product sales	$105,464	$17,422	$122,886
Licensing revenues	1,034	—	1,034
Net sales - reportable segments	106,498	17,422	123,920
Cost of sales	65,015	5,880
Selling and administrative expenses	28,308	9,550
Earnings from operations - reportable segments	$13,175	$1,992	$15,167

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$123,920
Other net sales (1)			11,570
Total net sales			$135,490

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$15,167
Other loss from operations (1)			(255)
Total earnings from operations			14,912
Interest income			1,869
Interest expense			—
Other expense, net			(238)
Earnings before provision for income taxes			$16,543

(1) Other net sales and losses from operations were derived from our wholesale and retail operations in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”), which do not meet the criteria for separate reportable segment classification. We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024. Accordingly, quarter and year-to-date 2025 operating results of the other category only reflect the operations of Australia and South Africa.

Other financial data by segment is disclosed below. Total assets and capital expenditures are not disclosed because our CEO does not review or allocate resources based on such information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Depreciation and amortization
Wholesale (2)	$531	$514	$953	$1,001
Retail (2)	2	2	4	4
Other (3)	204	171	377	332
Total depreciation and amortization	$737	$687	$1,334	$1,337

(2) The amounts of depreciation and amortization disclosed by reportable segment are included within segment selling and administrative expenses in the tables above.

(3) Other depreciation and amortization expense was incurred by Florsheim Australia’s operating segments which are not reportable segments.

7.    Employee Retirement Plans

The components of pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Service cost	$59	$97	$117	$193
Interest cost	634	637	1,269	1,274
Expected return on plan assets	(628)	(612)	(1,256)	(1,224)
Net amortization and deferral	55	99	110	198
Pension expense	$120	$221	$240	$441

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

The components of our operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Operating lease costs	$1,186	$1,116	$2,267	$2,222
Variable lease costs (1)	—	—	—	—
Total lease costs	$1,186	$1,116	$2,267	$2,222

(1) Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of June 30 2025:

Operating Leases
(Dollars in thousands)
2025, excluding the six months ended June 30, 2025	$2,624
2026	4,555
2027	2,834
2028	1,841
2029	1,275
Thereafter	424
Total lease payments	13,553
Less: imputed interest	(866)
Present value of operating lease liabilities	$12,687

The operating lease liabilities were classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2025	2024

	(Dollars in thousands)
Operating lease liabilities - current	$4,751	$4,033
Operating lease liabilities - non-current	7,936	7,034
Total	$12,687	$11,067

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.89%. As of June 30, 2025, our leases had a weighted-average remaining lease term of 3.2 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,311	$1,181	$2,524	$2,322
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$1,575	$259	$3,358	$259

9.    Income Taxes

The effective income tax rates for the three months ended June 30, 2025 and 2024 were 51.1% and 25.1%, respectively. For the six months ended June 30, the effective tax rates were 35.8% in 2025 and 25.9% in 2024. The three and six months ended June 30, 2025 effective tax rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes and the establishment of a $1.1 million valuation allowance on deferred tax assets at Florsheim Australia, as it was determined more likely than not that these assets will not be realized. The three and six months ended June 30, 2024 effective tax rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes.

10.  Share-Based Compensation Plans

During the three and six months ended June 30, 2025, we recognized $375,000 and $802,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2020 through 2024. During the three and six months ended June 30, 2024, we recognized $331,000 and $698,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2019 through 2023.

The following table summarizes our stock option activity for the six-month period ended June 30, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
Stock Options	Shares	Price	Term (In Years)	(In Thousands)
Outstanding at January 1, 2025	563,760	$25.98
Granted	—	—
Exercised	(3,020)	24.84
Forfeited or expired	(1,370)	25.34
Outstanding at June 30, 2025	559,370	$25.99	6.0	$4,261
Exercisable at June 30, 2025	285,329	$26.50	4.9	$2,151

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on June 30, 2025 of $33.16 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the six-month period ended June 30, 2025:

			Weighted
		Weighted	Average	Aggregate
	Shares of	Average	Remaining	Intrinsic
	Restricted	Grant Date	Contractual	Value*
Restricted Stock	Stock	Fair Value	Term (In Years)	(In Thousands)
Non-vested January 1, 2025	92,965	$31.12
Issued	—	—
Vested	(3,050)	30.64
Forfeited	(150)	34.65
Non-vested - June 30, 2025	89,765	$31.13	3.0	$2,977

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our Company’s common stock on June 30, 2025 of $33.16 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

At June 30, 2025, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets and expires on September 26, 2025. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 125 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At June 30, 2025 and December 31, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

12.  Comprehensive Income

The components of accumulated other comprehensive loss as recorded in the Condensed Consolidated Balance Sheets were as follows:

	June 30,	December 31,
	2025	2024

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,655)	$(11,671)
Pension liability, net of tax	(6,181)	(6,263)
Total accumulated other comprehensive loss	$(15,836)	$(17,934)

The following tables show changes in accumulated other comprehensive loss, net of tax, during the three and six months ended June 30, 2025 and 2024:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2025	$(11,671)	$(6,263)	$(17,934)
Other comprehensive income before reclassifications	192	—	192
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	192	41	233
Balance, March 31, 2025	$(11,479)	$(6,222)	$(17,701)
Other comprehensive income before reclassifications	1,824	—	1,824
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	1,824	41	1,865
Balance, June 30, 2025	$(9,655)	$(6,181)	$(15,836)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2024	$(7,954)	$(9,357)	$(17,311)
Other comprehensive loss before reclassifications	(1,092)	—	(1,092)
Amounts reclassified from accumulated other comprehensive loss	—	73	73
Net current period other comprehensive (loss) income	(1,092)	73	(1,019)
Balance, March 31, 2024	$(9,046)	$(9,284)	$(18,330)
Other comprehensive income before reclassifications	61	—	61
Amounts reclassified from accumulated other comprehensive loss	—	73	73
Net current period other comprehensive income	61	73	134
Balance, June 30, 2024	$(8,985)	$(9,211)	$(18,196)

The following table shows reclassification adjustments out of accumulated other comprehensive loss, net of tax, during the three and six months ended June 30, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss								Affected line item in the
	Three Months Ended June 30,				Six Months Ended June 30,				statement where net
	2025		2024		2025		2024		earnings is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$5	(1)	$5	(1)	$10	(1)	$10	(1)	Other expense, net
Actuarial losses	50	(1)	94	(1)	100	(1)	188	(1)	Other expense, net
Total before tax	55		99		110		198
Tax benefit	(14)		(26)		(28)		(52)		Provision for income taxes
Net of tax	$41		$73		$82		$146

(1)	These amounts were included in the computation of pension expense. See Note 7 for additional details.

13.  Equity

The following table reconciles our equity for the three and six months ended June 30, 2025:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2025	$9,643	$72,577	$181,299	$(17,934)
Net earnings	—	—	5,543	—
Foreign currency translation adjustments	—	—	—	192
Pension liability adjustment, net of tax	—	—	—	41
Cash dividends declared ($0.26 per share)	—	—	(2,506)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	427	—	—
Shares purchased and retired	(25)	—	(707)	—
Balance, March 31, 2025	$9,619	$73,003	$183,629	$(17,701)
Net earnings	—	—	2,256	—
Foreign currency translation adjustments	—	—	—	1,824
Pension liability adjustment, net of tax	—	—	—	41
Cash dividends declared ($0.27 per share)	—	—	(2,581)	—
Share-based compensation expense	—	375	—	—
Shares purchased and retired	(80)	—	(2,323)	—
Balance, June 30, 2025	$9,539	$73,378	$180,981	$(15,836)

The following table reconciles our equity for the three and six months ended June 30, 2024:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2024	$9,497	$71,661	$180,646	$(17,311)
Net earnings	—	—	6,650	—
Foreign currency translation adjustments	—	—	—	(1,092)
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.25 per share)	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	11	(12)	—	—
Share-based compensation expense	—	367	—	—
Shares purchased and retired	—	—	(5)	—
Balance, March 31, 2024	$9,508	$72,016	$184,914	$(18,330)
Net earnings	—	—	5,607	—
Foreign currency translation adjustments	—	—	—	61
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.26 per share)	—	—	(2,467)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	331	—	—
Shares purchased and retired	(18)	—	(491)	—
Balance, June 30, 2024	$9,491	$72,346	$187,563	$(18,196)

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

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations include our wholesale and retail businesses in Australia and South Africa (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region, which was previously included in Florsheim Australia, in 2023 and completed the wind down of that business in 2024. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and the retail environment in the United States.

Current Business Trends - Tariffs

In early 2025, the U.S. government enacted reciprocal and retaliatory tariffs (“incremental tariffs”) on goods imported into the United States. The incremental tariff on goods sourced from China, which is where we source most of our products, reached a high of 145% in April, but was temporarily reduced to 30% on May 12, 2025, for a 90-day period ending August 12, 2025. It has not yet been announced if the China tariff will change at that time. The incremental tariffs on goods we source from other countries, excluding China, were 10% throughout the second quarter of 2025. As of our August 7, 2025 filing date, the tariffs of three of those countries increased: Cambodia - 19%, Vietnam - 20%, and India - 50%, with effective dates over the next several months. U.S. trade and tariff policies currently remain fluid and unpredictable, and the specific tariff rates applicable to goods imported by our company continue to evolve. We remain committed to adapting to changes in tariff policies and will adopt further mitigation strategies, as needed.

 EXECUTIVE OVERVIEW

The tariff environment created headwinds for our business in the second quarter. Coming into 2025, consumers were already faced with affordability issues, driven by rising costs and economic volatility. The uncertainty around potential tariff-related price increases only added to their concerns about being able to cover everyday expenses. The result is that consumers are pulling back on discretionary purchases, including footwear. At the same time, wholesale customers are being cautious with their inventory buys to avoid potentially being left with excess product in an uncertain retail environment.

Our combined legacy business was down 8% for the quarter, with Nunn Bush down 11%, Stacy Adams down 10%, and Florsheim down 5%. The overall men’s dress, dress-casual, and basic-casual markets remained under pressure during the quarter, as consumers delayed replacement purchases, which is an important part of our business. This category softness, combined with retailers’ cautious approach to inventory management, made for a difficult second quarter. Given current consumer sentiment and continued uncertainty around tariffs, we expect the challenging environment to persist through the second half of the year.

The second quarter is typically the lowest-volume period for our BOGS brand.  Sales for the brand were down 14% for the quarter, as consumer demand remained sluggish in the outdoor category. We are gearing up for new Fall product introductions, including an expansion of our Seamless construction, which is lighter and more durable than traditional vulcanized rubber boot construction. In addition to diversifying BOGS manufacturing away from China, we are also expanding the product line to be less dependent on cold-weather demand. We now offer an enhanced assortment of lightly-insulated styles, as well as newly engineered products in the work category, which is a year-round business. We believe retailer inventories for outdoor footwear are lean, and we are cautiously optimistic that the brand will gain traction in the second half of the year.

Net sales in our retail segment were down 11% for the quarter, reflecting the tepid consumer environment. E-commerce site traffic for the majority of our brands increased year-to-date, but we are seeing a decrease in sales conversion rates. We believe consumers are increasingly value-conscious and focused on finding deals. As brand owners, we believe it is important to maintain pricing integrity and refrain from being overly promotional on our respective sites. In today’s price-sensitive environment, consumers tend to comparison shop, and we may lose a purchase to a more promotional retailer. We are investing in tools to drive consumer engagement and reduce shopping cart abandonment in this competitive landscape.

Florsheim Australia, which includes Asia and South Africa, experienced a 4% decline in net sales for the quarter, or 2% in local currency. This decrease was driven by lower wholesale shipments, as Australia’s retail same-store sales were flat for the quarter. Our focus for Florsheim Australia is growth of its wholesale business as well as finding efficiencies to reduce our selling and administrative expenses.

Second Quarter Highlights

Consolidated net sales were $58.2 million, down 9% compared to net sales of $63.9 million in the second quarter of 2024. Consolidated gross earnings were 43.3% of net sales compared to 43.9% of net sales in last year’s second quarter. Earnings from operations totaled $3.9 million for the quarter, down 42% from $6.7 million last year. Second quarter net earnings were $2.3 million, or $0.24 per diluted share, in 2025, versus $5.6 million, or $0.59 per diluted share, in 2024.

Year-To-Date Highlights

Consolidated net sales for the first half of 2025 were $126.3 million, down 7% from $135.5 million in 2024. Consolidated gross earnings were 44.0% of net sales in the first six months of 2025 versus 44.4% of net sales in the same period one year ago. Year-to-date earnings from operations totaled $10.9 million, down 27% from $14.9 million in 2024. Net earnings were $7.8 million, or $0.81 per diluted share, in the first six months of 2025, down from $12.3 million, or $1.28 per diluted share, last year.

Financial Position Highlights

At June 30, 2025, our cash and marketable securities totaled $83.8 million, and we had no debt outstanding on our $40.0 million revolving line of credit. During the first six months of 2025, we generated $14.4 million of cash from operations. We used funds to pay $5.0 million in dividends, repurchase $3.1 million of our common stock, and pay $0.7 million of capital expenditures during the period. Additionally, our prefunded dividend of $21.6 million was paid to shareholders in January 2025.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(Dollars in thousands)
Net sales	$58,221	63,932	(9)%	$126,251	$135,490	(7)%
Cost of sales	32,998	35,840	(8)%	70,653	75,391	(6)%
Gross earnings	25,223	28,092	(10)%	55,598	60,099	(7)%
Selling and administrative expenses	21,330	21,431	0%	44,674	45,187	(1)%
Earnings from operations	3,893	6,661	(42)%	10,924	14,912	(27)%

Interest income	785	964	(19)%	1,419	1,869	(24)%
Interest expense	(1)	—	NM	(2)	—	NM
Other expense, net	(59)	(143)	(59)%	(186)	(238)	(22)%

Earnings before provision for income taxes	4,618	7,482	(38)%	12,155	16,543	(27)%

Provision for income taxes	2,362	1,875	26%	4,356	4,286	2%

Net earnings	$2,256	$5,607	(60)%	$7,799	$12,257	(36)%

NM – Not meaningful

Consolidated net sales for the second quarter and first half of 2025 were down 9% and 7%, respectively, compared to the same periods of 2024. The decreases were mainly due to lower sales in our Wholesale and Retail segments, a result of lower demand.

Consolidated gross earnings as a percent of net sales were 43.3% and 43.9% in the second quarters of 2025 and 2024, respectively. For the year-to-date period, consolidated gross earnings were 44.0% in 2025 and 44.4% and 2024. The decreases in 2025 were primarily due to incremental tariffs, mainly incurred in the second quarter. Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Consolidated distribution costs totaled $4.3 million and $4.5 million in the second quarters of 2025 and 2024, respectively. For the six months ended

June 30, consolidated distribution costs were $9.3 million in 2025 and $9.7 million in 2024, down in line with lower distribution activities this year.

Consolidated selling and administrative expenses as a percent of net sales were 37% and 34% in the second quarters of 2025 and 2024, respectively. For the first six months of 2025, selling and administrative expenses totaled 35% of net sales compared to 33% of net sales in the same period of 2024. This year’s percentage increases were because many of our operating costs are fixed and do not vary with sales.

Consolidated earnings from operations for the three and six months ended June 30, 2025, were down 42% and 27%, respectively, compared to the same periods one year ago. The decreases resulted mainly from lower sales in our Wholesale and Retail segments.

Interest income for the second quarter and year-to-date periods decreased $0.2 million and $0.5 million, respectively, compared to the same periods last year, due to lower interest rates in 2025.  Interest expense was nominal for the three and six months ended June 30, 2025 and 2024, as there was no debt outstanding in such periods.

Other expense, net, primarily includes the non-service cost components of pension expense and net gains and losses on foreign currency transactions. The expense category remained relatively flat quarter-over-quarter and year-over-year, as there were no significant changes in these expenses.

Our effective income tax rates for the three months ended June 30, 2025 and 2024 were 51.1% and 25.1%, respectively. For the six months ended June 30, our effective tax rates were 35.8% in 2025 and 25.9% in 2024. This year’s effective tax rates were impacted by a $1.1 million adjustment to our second quarter income tax provision. See Note 9 to the Consolidated Financial Statements for additional information on income taxes.

Net earnings for the three months ended June 30, 2025 totaled $2.3 million, down 60% compared to $5.6 million in 2024. For the six months ended June 30, net earnings totaled $7.8 million in 2025, down 36% from $12.3 million in 2024. This year’s quarter and year-to-date net earnings were mainly impacted by lower operating earnings in our Wholesale and Retail segments, and a $1.1 million adjustment to our income tax provision.

SEGMENT ANALYSIS

Net sales and earnings from operations for our reportable segments and the “other” category for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$45,630	50,248	(9)%	$99,903	106,498	(6)%
North American Retail	6,773	7,603	(11)%	15,439	17,422	(11)%
Other	5,818	6,081	(4)%	10,909	11,570	(6)%
Total	$58,221	$63,932	(9)%	$126,251	$135,490	(7)%

Earnings from Operations
North American Wholesale	$4,063	5,784	(30)%	$10,699	13,175	(19)%
North American Retail	65	695	(91)%	687	1,992	(66)%
Other	(235)	182	NM	(462)	(255)	NM %
Total	$3,893	$6,661	(42)%	$10,924	$14,912	(27)%

NM – Not meaningful

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2025	2024	Change	2025	2024	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$10,586	11,779	(10)%	$23,357	25,537	(9)%
Nunn Bush	11,280	12,683	(11)%	21,891	25,373	(14)%
Florsheim	20,953	22,068	(5)%	44,871	44,463	1%
BOGS	2,553	2,969	(14)%	8,855	9,628	(8)%
Forsake	101	242	(58)%	278	463	(40)%
Total North American Wholesale	$45,473	$49,741	(9)%	$99,252	$105,464	(6)%
Licensing	157	507	(69)%	651	1,034	(37)%
Total North American Wholesale Segment	$45,630	$50,248	(9)%	$99,903	$106,498	(6)%

Wholesale net sales for the second quarter of 2025 were down 9% compared to last year’s second quarter, with sales down across all brands and in most major categories. A slowdown in consumer spending amid economic uncertainty prompted retailers to take a more cautious approach to buying and managing their inventories. For the six months ended June 30, 2025, wholesale net sales were down 6% compared to the first six months of 2024, due to lower sales of the Stacy Adams, Nunn Bush and BOGS brands, a result of lower demand. Florsheim’s sales were up slightly for the year-to-date period, driven mainly by new product launches in the first quarter. Licensing revenues for the three and six months ended June 30, 2025 were down $0.4 million in both periods, compared to the same periods of 2024, due to decreased sales of licensed products.

Earnings from Operations

Wholesale gross earnings were 37.6% of net sales in the second quarter of 2025 compared to 38.2% of net sales in last year’s second quarter. For the six months ended June 30, wholesale gross earnings were 38.6% in 2025 and 39.0% in 2024. Gross margins for the quarter and year-to-date periods were negatively impacted by incremental tariffs in the second quarter.

We have taken various measures to minimize the impact of the tariffs on our gross margins. These measures included proactively bringing in a large amount of inventory ahead of the tariff effective dates, enabling us to temporarily halt our China imports while the incremental tariff rate was 145%. We negotiated factory cost reductions with several of our Chinese suppliers. We moved sourcing of certain footwear styles out of China and are continuing our efforts to diversify sourcing. Finally, we raised U.S. selling prices effective July 1, 2025.  Until the U.S. trade agreements are finalized, we cannot predict the potential magnitude of the incremental tariffs on our gross margins. We intend to continue our work to mitigate the impact of the tariffs, as needed, by moving our supply chain and adjusting our pricing.

Wholesale selling and administrative expenses consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses totaled $13.1 million for the quarter, or 29% of net sales, compared to $13.4 million, or 27% of net sales, in last year’s second quarter. For the six months ended June 30, wholesale selling and administrative expenses were $27.9 million, or 28% of net sales, in 2025 versus $28.3 million, or 27% of net sales, in 2024. The increases in expenses as percentage of net sales was because many of our costs are fixed and do not vary with sales.

Wholesale operating earnings for the three and six months ended June 30, 2025, decreased 30% and 19%, respectively, compared to the same periods one year ago. The decreases were driven by lower sales and gross margins in both periods.

North American Retail Segment

Net Sales

Net sales in our Retail segment, which were generated mainly by our e-commerce websites, were $6.8 million for the quarter, down 11% from $7.6 million in 2024. The decrease was primarily due to lower sales on the Florsheim and Stacy Adams websites, a result of lower consumer demand.  For the six months ended June 30, retail net sales were $15.4 million, down 11% from record sales of $17.4 million in 2024. The year-to-date sales decrease was primarily on the BOGS and Florsheim websites, caused by lower demand. BOGS website sales were also impacted by less promotional activities this year.

Earnings from Operations

Retail gross earnings were 66.6% of net sales for the quarter and 67.5% in last year’s second quarter. For the six months ended June 30, retail gross earnings were 66.6% and 66.2% in 2025 and 2024, respectively.

Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs.  Retail selling and administrative expenses were flat at $4.4 million in both the second quarters of 2025 and 2024. For the six months ended June 30, retail selling and administrative expenses were flat at $9.6 million in both 2025 and 2024. As a percent of net sales, retail selling and administrative expenses were 66% and 58% in the second quarters of 2025 and 2024, respectively, and were 62% and 55% in the first half of 2025 and 2024, respectively. Retail expenses constituted a higher percentage of sales this year, as many of our retail costs are fixed and do not vary with sales.

Retail operating earnings declined $0.6 million for the quarter, compared to the last year’s second quarter, mainly because of lower sales and gross margins. For the year-to-date period, retail operating earnings declined $1.3 million in 2025, compared to the same period of 2024, due primarily to lower sales.

Other

Operating results reported in the “other” category historically included our retail and wholesale businesses in Australia, South Africa, and Asia Pacific (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region in 2023 and completed the wind down of that business in 2024. Accordingly, second-quarter and year-to-date 2025 operating results of the “other” category only reflect the operations of Australia and South Africa.

Net sales of Florsheim Australia were $5.8 million, down 4% from $6.1 million in the second quarter of 2024. The weaker Australian dollar relative to the U.S. dollar contributed to the decrease, as Florsheim Australia’s quarterly net sales in local currency were down 2%, driven by lower wholesale shipments. For the year-to-date period, Florsheim Australia’s net sales declined $0.7 million, or 6%, from the same period one year ago. The weaker Australian dollar also contributed to this decrease, as Florsheim Australia’s first half net sales in local currency were down 2%. The local currency decrease was largely due to the closing of Asia Pacific, partially offset by higher sales in South Africa and Australia.

Florsheim Australia’s gross earnings as a percent of net sales were 60.9% and 62.0% in the second quarters of 2025 and 2024, respectively. For the six months ended June 30, Florsheim Australia’s gross earnings as a percent of net sales were 61.7% in 2025 and 61.2% in 2024. Florsheim Australia generated operating losses totaling $0.2 million for the quarter versus operating earnings of $0.2 million last year. For the six months ended June 30, 2025, its operating losses widened to $0.5 million, from $0.3 million in the same period of 2024. The three and six-month decreases were mainly due to the lower sales.

Other income and expense

Interest income totaled $0.8 million in the second quarter of 2025 compared to $1.0 million in last year’s second quarter. For the six months ended June 30, interest income was $1.4 million in 2025 and $1.9 million in 2024. The decreases in 2025 were due to less interest earned on cash balances, due to lower interest rates this year.

Other expense, net, primarily included the non-service cost components of pension expense and net gains and losses on foreign currency transactions. Other expense, net, remained relatively flat for the quarter and year-to-date periods, compared to the same respective periods of 2024, because there were no significant changes in these expenses.

The effective income tax rate was for the three months ended June 30, 2025 and 2024 were 51.1% and 25.1%, respectively. For the six months ended June 30, 2025, the effective tax rate 35.8% compared to 25.9% in the same period one year ago. The increases in 2025 were due to the establishment of a $1.1 million valuation allowance on deferred tax assets at Florsheim Australia, as it was determined more likely than not that these assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term marketable securities and our revolving line of credit. The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities totaled $14.4 million in the first six months of 2025, down $3.3 million from $17.7 million last year. The decrease was primarily due to lower net earnings and changes in operating assets and liabilities, principally inventory.

Cash flows from the change in inventory decreased $4.2 million for the period, mainly because our inventory levels as of June 30, 2025, were higher than normal for this time of year, as we were proactive in expediting a large amount of inventory before the incremental tariffs took effect. With higher tariff levels currently in place, we are working to bring our inventories down to more normalized levels in terms of pairs; however, with the tariffs, the dollar value of our inventory may increase.

Investing Activities

Net cash used for investing activities totaled $0.7 million for the first six months of 2025 compared to $0.1 million in the same period of 2024. The increased use of cash this year was due to higher capital expenditures and less proceeds from maturities of marketable securities. Capital expenditures totaled $0.7 million for the period, compared to $0.3 million last year. Management estimates that total capital expenditures for 2025 will be between $1.0 million and $2.0 million.

Financing Activities

Net cash used for financing activities totaled $8.2 million and $7.7 million in the first six months of 2025 and 2024, respectively. The change was due to a $2.1 million decrease in cash dividends paid (see further explanation below) partially offset by a $2.6 million increase in shares repurchased and retired.

Cash dividends paid for the first six months of 2025 totaled $5.0 million and included two dividend payments that were both declared and paid in the first half of 2025. Cash dividends paid for the first six months of 2024 totaled $7.2 million and included three dividend payments: one that was declared in the fourth quarter of 2023 and paid in the first half of 2024 and two that were both declared and paid in the first half of 2024.

On August 5, 2025, our Board of Directors declared a cash dividend of $0.27 per share to all shareholders of record on August 18, 2025, payable September 30, 2025.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first six months of 2025, we repurchased 104,092 shares for a total cost of approximately $3.1 million.  As of June 30, 2025, there were 744,824 authorized shares available for repurchase under the program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

On June 30, 2025, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets and expires on September 26, 2025. Outstanding advances on the line of credit bear interest at the one-month term SOFR plus 125 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At June 30, 2025, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

Financing Activities – Non-cash

Our regular fourth-quarter 2024 and one-time special cash dividend totaling $21.6 million were prefunded in December 2024 and paid to shareholders in January 2025. This dividend payment was reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025.

Other

As of June 30, 2025, approximately $4.8 million of cash and cash equivalents was held by our foreign subsidiaries.

We will continue to evaluate the best uses for our available liquidity, including, among other uses, capital expenditures, continued stock repurchases and acquisitions. We believe that available cash, marketable securities, and cash provided by operations will provide adequate support for the cash needs of the business for at least one year, although there can be no assurances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-

15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in our periodic filings under the Exchange Act. Such officers have also concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in accumulating and communicating information in a timely manner, allowing timely decisions regarding required disclosures.

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent enactment of incremental tariffs by the U.S. government, along with the unpredictability of the rates, may materially increase our costs and reduce our margins. The tariffs may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the U.S., negotiating with suppliers and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.

Given the uncertainty regarding the scope and duration of current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The table below presents information regarding the repurchases of our common stock in the three-month period ended June 30, 2025.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
04/01/2025 - 04/30/2025	43,012	$28.95	43,012	781,651
05/01/2025 - 05/31/2025	30,679	$31.36	30,679	750,972
06/01/2025 - 06/30/2025	6,148	$31.83	6,148	744,824
Total	79,839	$30.10	79,839

Item 5. Other Information

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 7, 2025	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)