Form 10-Q
period 2025-09-30
WEYCO GROUP INC
filed 2025-11-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐ No ☒

As of October 27, 2025, there were 9,548,388 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$72,915	$70,963
Marketable securities, at amortized cost	747	852
Accounts receivable, net	46,444	37,464
Income tax receivable	1,676	1,086
Inventories	67,178	74,012
Prefunded dividend	—	21,579
Prepaid expenses and other current assets	2,214	3,435
Total current assets	191,174	209,391

Marketable securities, at amortized cost	4,885	5,529
Deferred income tax benefits	—	1,037
Property, plant and equipment, net	27,334	28,180
Operating lease right-of-use assets	10,905	10,504
Goodwill	12,317	12,317
Trademarks	32,868	32,868
Other assets	24,561	24,260
Total assets	$304,044	$324,086

LIABILITIES AND EQUITY:
Accounts payable	$7,697	$8,378
Dividend payable	—	21,579
Operating lease liabilities	4,550	4,033
Accrued liabilities	8,934	13,273
Total current liabilities	21,181	47,263

Deferred income tax liabilities	14,416	13,922
Long-term pension liability	9,736	9,888
Operating lease liabilities	6,939	7,034
Other long-term liabilities	445	394
Total liabilities	52,717	78,501

Common stock	9,566	9,643
Capital in excess of par value	73,535	72,577
Reinvested earnings	184,064	181,299
Accumulated other comprehensive loss	(15,838)	(17,934)
Total equity	251,327	245,585
Total liabilities and equity	$304,044	$324,086

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)

Net sales	$73,121	$74,329	$199,372	$209,819
Cost of sales	43,333	41,427	113,986	116,818
Gross earnings	29,788	32,902	85,386	93,001

Selling and administrative expenses	21,733	22,739	66,407	67,926
Earnings from operations	8,055	10,163	18,979	25,075

Interest income	828	894	2,247	2,763
Interest expense	—	(15)	(2)	(15)
Other income (expense), net	57	(185)	(129)	(423)

Earnings before provision for income taxes	8,940	10,857	21,095	27,400

Provision for income taxes	2,354	2,794	6,710	7,080

Net earnings	$6,586	$8,063	$14,385	$20,320

Weighted average shares outstanding
Basic	9,445	9,439	9,488	9,435
Diluted	9,535	9,599	9,585	9,576

Earnings per share
Basic	$0.70	$0.85	$1.52	$2.15
Diluted	$0.69	$0.84	$1.50	$2.12

Cash dividends declared (per share)	$0.27	$0.26	$0.80	$0.77

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)

Net earnings	$6,586	$8,063	$14,385	$20,320

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2)	913	2,014	(118)
Pension liability adjustments	—	79	82	225
Other comprehensive (loss) income	(2)	992	2,096	107

Comprehensive income	$6,584	$9,055	$16,481	$20,427

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

`	Nine Months Ended September 30,
	2025	2024

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,385	$20,320
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,860	1,848
Amortization	197	199
Bad debt expense	167	19
Deferred income taxes	1,531	(351)
Net foreign currency transaction losses	59	79
Share-based compensation expense	1,246	1,086
Pension expense	218	693
Loss on disposal of fixed assets	17	34
Increase in cash surrender value of life insurance	(350)	(315)
Changes in operating assets and liabilities -
Accounts receivable	(9,113)	(7,534)
Inventories	6,803	2,728
Prepaid expenses and other assets	1,039	3,277
Accounts payable	(654)	(2,792)
Accrued liabilities and other	(3,567)	(2,937)
Accrued income taxes	(591)	940
Net cash provided by operating activities	13,247	17,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	370	215
Proceeds from sale of marketable securities	384	—
Purchases of property, plant and equipment	(890)	(900)
Net cash used for investing activities	(136)	(685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,731)	(9,614)
Shares purchased and retired	(4,065)	(567)
Taxes paid related to the net share settlement of equity awards	(228)	(4)
Net cash used for financing activities	(12,024)	(10,185)

Effect of exchange rate changes on cash and cash equivalents	865	(281)

Net increase in cash and cash equivalents	$1,952	$6,143

CASH AND CASH EQUIVALENTS at beginning of period	70,963	69,312

CASH AND CASH EQUIVALENTS at end of period	$72,915	$75,455

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$5,768	$6,251
Interest paid	$1	$15

NON-CASH FINANCING ACTIVITY:
Settlement of dividend payable with prefunded dividend	$21,579	$—

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2025, may not necessarily be indicative of the results for the full year.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which will require us to disclose disaggregated information about certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share amounts)
Numerator:
Net earnings	$6,586	$8,063	$14,385	$20,320

Denominator:
Basic weighted average shares outstanding	9,445	9,439	9,488	9,435
Effect of dilutive securities:
Employee share-based awards	90	160	97	141
Diluted weighted average shares outstanding	9,535	9,599	9,585	9,576

Basic earnings per share	$0.70	$0.85	$1.52	$2.15

Diluted earnings per share	$0.69	$0.84	$1.50	$2.12

Diluted weighted average shares outstanding for the three months ended September 30, 2025 and 2024, excluded share-based awards totaling 228,000 and 240,000, respectively, as the impact of such awards was anti-dilutive. Diluted weighted average shares outstanding for the nine months ended September 30, 2025 and 2024, excluded share-based awards totaling 153,000 and 342,000, respectively, as the impact of such awards was anti-dilutive.

4.    Investments

All our marketable securities are classified as held-to-maturity debt securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have both the intent and ability to hold these investments to maturity.

During the third quarter of 2025, we sold a held-to-maturity debt security with a face value of $400,000 prior to its maturity. The sale resulted in an immaterial realized loss, which was recorded within selling and administrative expenses in the Condensed Consolidated Statements of Earnings. The sale was prompted by a deterioration in the creditworthiness of the issuer and was made to minimize potential future losses. This transaction does not represent a change in our intent or ability to hold our remaining held-to-maturity debt securities until maturity.

Below is a summary of the amortized cost and the estimated market values of our marketable securities as of September 30, 2025, and December 31, 2024.

	September 30, 2025		December 31, 2024
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$747	$746	$852	$848
Due from one through five years	3,046	3,053	2,692	2,677
Due from six through ten years	1,839	1,797	2,837	2,749
Total	$5,632	$5,596	$6,381	$6,274

The unrealized gains and losses on marketable securities at September 30, 2025, and at December 31, 2024, were as follows:

	September 30, 2025		December 31, 2024
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$14	$(50)	$5	$(112)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of September 30, 2025, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

Our indefinite-lived intangible assets, comprised of goodwill and trademarks, are predominantly recorded in our North American Wholesale segment. There were no changes in the carrying value of our goodwill and trademarks during the nine months ended September 30, 2025. Our amortizable intangible assets, which were included within other assets in the Condensed Consolidated Balance Sheets, consisted of the following:

		September 30, 2025			December 31, 2024
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(3,403)	$97	$3,500	$(3,227)	$273
Total amortizable intangible assets		$3,500	$(3,403)	$97	$3,500	$(3,227)	$273

Amortization expense related to the intangible assets was $58,000 in both the third quarters of 2025 and 2024. For both the nine-month periods ended September 30, 2025 and September 30, 2024, amortization expense related to the intangible assets was approximately $175,000.

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

Three Months Ended
September 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$59,811	$6,953	$66,764
Licensing revenues	340	—	340
Net sales - reportable segments	60,151	6,953	67,104
Cost of sales	38,649	2,338
Selling and administrative expenses	13,958	3,965
Earnings from operations - reportable segments	$7,544	$650	$8,194

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$67,104
Other net sales (1)			6,017
Total net sales			$73,121

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$8,194
Other loss from operations (1)			(139)
Total earnings from operations			8,055
Interest income			828
Interest expense			—
Other income, net			57
Earnings before provision for income taxes			$8,940

Three Months Ended
September 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2024
Product sales	$60,673	$7,225	$67,898
Licensing revenues	402	—	402
Net sales - reportable segments	61,075	7,225	68,300
Cost of sales	36,576	2,390
Selling and administrative expenses	15,093	4,037
Earnings from operations - reportable segments	$9,406	$798	$10,204

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$68,300
Other net sales (1)			6,029
Total net sales			$74,329

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$10,204
Other loss from operations (1)			(41)
Total earnings from operations			10,163
Interest income			894
Interest expense			(15)
Other expense, net			(185)
Earnings before provision for income taxes			$10,857

Nine Months Ended
September 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$159,063	$22,392	$181,455
Licensing revenues	991	—	991
Net sales - reportable segments	160,054	22,392	182,446
Cost of sales	99,975	7,491
Selling and administrative expenses	41,836	13,564
Earnings from operations - reportable segments	$18,243	$1,337	$19,580

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$182,446
Other net sales (1)			16,926
Total net sales			$199,372

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$19,580
Other loss from operations (1)			(601)
Total earnings from operations			18,979
Interest income			2,247
Interest expense			(2)
Other expense, net			(129)
Earnings before provision for income taxes			$21,095

Nine Months Ended
September 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2024
Product sales	$166,137	$24,647	$190,784
Licensing revenues	1,436	—	1,436
Net sales - reportable segments	167,573	24,647	192,220
Cost of sales	101,591	8,270
Selling and administrative expenses	43,401	13,587
Earnings from operations - reportable segments	$22,581	$2,790	$25,371

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$192,220
Other net sales (1)			17,599
Total net sales			$209,819

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$25,371
Other loss from operations (1)			(296)
Total earnings from operations			25,075
Interest income			2,763
Interest expense			(15)
Other expense, net			(423)
Earnings before provision for income taxes			$27,400

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Depreciation and amortization
Wholesale (2)	$526	$530	$1,479	$1,531
Retail (2)	12	1	16	5
Other (3)	185	179	562	511
Total depreciation and amortization	$723	$710	$2,057	$2,047

(2) The amounts of depreciation and amortization disclosed by reportable segment are included within segment selling and administrative expenses in the tables above.

(3) Other depreciation and amortization expense was incurred by Florsheim Australia’s operating segments which are not reportable segments.

7.    Employee Retirement Plans

The components of pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Service cost	$30	$113	$147	$306
Interest cost	589	639	1,858	1,913
Expected return on plan assets	(642)	(607)	(1,898)	(1,831)
Net amortization and deferral	1	107	111	305
Pension expense	$(22)	$252	$218	$693

The components of pension expense other than the service cost component are included in “other income (expense), net” in the Condensed Consolidated Statements of Earnings.

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

The components of our operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Operating lease costs	$1,191	$1,156	$3,458	$3,378
Variable lease costs (1)	—	—	—	—
Total lease costs	$1,191	$1,156	$3,458	$3,378

(1) Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of September 30, 2025:

Operating Leases
(Dollars in thousands)
2025, excluding the nine months ended September 30, 2025	$1,299
2026	4,577
2027	2,886
2028	1,876
2029	1,298
Thereafter	433
Total lease payments	12,369
Less: imputed interest	(880)
Present value of operating lease liabilities	$11,489

The operating lease liabilities were classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2025	2024

	(Dollars in thousands)
Operating lease liabilities - current	$4,550	$4,033
Operating lease liabilities - non-current	6,939	7,034
Total	$11,489	$11,067

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.89%. As of September 30, 2025, our leases had a weighted-average remaining lease term of 3.1 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,323	$1,223	$3,847	$3,545
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$—	$1,616	$3,358	$1,875

9.    Income Taxes

The effective tax rates for the three months ended September 30, 2025 and 2024 were 26.3% and 25.7%, respectively. These rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes. For the nine months ended September 30, the effective tax rates were 31.8% in 2025 and 25.8% in 2024. The year-to-date 2025 effective tax rate differed from the U.S. federal rate of 21% because of U.S. state taxes and the establishment of a $1.1 million valuation allowance on deferred tax assets at Florsheim Australia, as it was determined more likely than not that these assets will not be realized. The year-to-date 2024 effective tax rate differed from the U.S. federal rate of 21% primarily because of U.S. state taxes.

10.  Share-Based Compensation Plans

During the three and nine months ended September 30, 2025, we recognized $444,000 and $1,246,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2020 through 2025. During the three and nine months ended September 30, 2024, we recognized $388,000 and $1,086,000, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2019 through 2024.

The following table summarizes our stock option activity for the nine-month period ended September 30, 2025:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
Stock Options	Shares	Price	Term (In Years)	(In Thousands)
Outstanding at January 1, 2025	563,760	$25.98
Granted	—	—
Exercised	(9,730)	24.06
Forfeited or expired	(4,030)	26.30
Outstanding at September 30, 2025	550,000	$26.01	5.7	$2,681
Exercisable at September 30, 2025	388,959	$25.86	5.1	$2,087

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on September 30, 2025 of $30.09 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the nine-month period ended September 30, 2025:

			Weighted
		Weighted	Average	Aggregate
	Shares of	Average	Remaining	Intrinsic
	Restricted	Grant Date	Contractual	Value*
Restricted Stock	Stock	Fair Value	Term (In Years)	(In Thousands)
Non-vested January 1, 2025	92,965	$31.12
Issued	65,350	30.04
Vested	(34,881)	29.27
Forfeited	(1,460)	32.86
Non-vested - September 30, 2025	121,974	$31.06	4.1	$3,670

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our Company’s common stock on September 30, 2025 of $30.09 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

On September 26, 2025, we amended our line of credit agreement. The Amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 25, 2026 and reduced the interest rate margin applicable to amounts outstanding by 15 basis points. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million, and amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 110 basis points. The Amended Credit Agreement is secured by a lien against our general business assets, and contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At September 30, 2025 and December 31, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

12.  Comprehensive Income

The components of accumulated other comprehensive loss as recorded in the Condensed Consolidated Balance Sheets were as follows:

	September 30,	December 31,
	2025	2024

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,657)	$(11,671)
Pension liability, net of tax	(6,181)	(6,263)
Total accumulated other comprehensive loss	$(15,838)	$(17,934)

The following tables show changes in accumulated other comprehensive loss, net of tax, during the three and nine months ended September 30, 2025 and 2024:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2025	$(11,671)	$(6,263)	$(17,934)
Other comprehensive income before reclassifications	192	—	192
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	192	41	233
Balance, March 31, 2025	$(11,479)	$(6,222)	$(17,701)
Other comprehensive income before reclassifications	1,824	—	1,824
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	1,824	41	1,865
Balance, June 30, 2025	$(9,655)	$(6,181)	$(15,836)
Other comprehensive loss before reclassifications	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	(2)	—	(2)
Balance, September 30, 2025	$(9,657)	$(6,181)	$(15,838)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2024	$(7,954)	$(9,357)	$(17,311)
Other comprehensive loss before reclassifications	(1,092)	—	(1,092)
Amounts reclassified from accumulated other comprehensive loss	—	73	73
Net current period other comprehensive (loss) income	(1,092)	73	(1,019)
Balance, March 31, 2024	$(9,046)	$(9,284)	$(18,330)
Other comprehensive income before reclassifications	61	—	61
Amounts reclassified from accumulated other comprehensive loss	—	73	73
Net current period other comprehensive income	61	73	134
Balance, June 30, 2024	$(8,985)	$(9,211)	$(18,196)
Other comprehensive income before reclassifications	913	—	913
Amounts reclassified from accumulated other comprehensive loss	—	79	79
Net current period other comprehensive income	913	79	992
Balance, September 30, 2024	$(8,072)	$(9,132)	$(17,204)

The following table shows reclassification adjustments out of accumulated other comprehensive loss, net of tax, during the three and nine months ended September 30, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss								Affected line item in the
	Three Months Ended September 30,				Nine Months Ended September 30,				statement where net
	2025		2024		2025		2024		earnings is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$5	(1)	$5	(1)	$15	(1)	$15	(1)	Other income (expense), net
Actuarial losses	(4)	(1)	102	(1)	96	(1)	290	(1)	Other income (expense), net
Total before tax	1		107		111		305
Tax benefit	—		(28)		(29)		(80)		Provision for income taxes
Net of tax	$1		$79		$82		$225

(1)	These amounts were included in the computation of pension expense. See Note 7 for additional details.

13.  Equity

The following table reconciles our equity for the three and nine months ended September 30, 2025:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2025	$9,643	$72,577	$181,299	$(17,934)
Net earnings	—	—	5,543	—
Foreign currency translation adjustments	—	—	—	192
Pension liability adjustment, net of tax	—	—	—	41
Cash dividends declared ($0.26 per share)	—	—	(2,506)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	427	—	—
Shares purchased and retired	(25)	—	(707)	—
Balance, March 31, 2025	$9,619	$73,003	$183,629	$(17,701)
Net earnings	—	—	2,256	—
Foreign currency translation adjustments	—	—	—	1,824
Pension liability adjustment, net of tax	—	—	—	41
Cash dividends declared ($0.27 per share)	—	—	(2,581)	—
Share-based compensation expense	—	375	—	—
Shares purchased and retired	(80)	—	(2,323)	—
Balance, June 30, 2025	$9,539	$73,378	$180,981	$(15,836)
Net earnings	—	—	6,586	—
Foreign currency translation adjustments	—	—	—	(2)
Pension liability adjustment, net of tax	—	—	—	—
Cash dividends declared ($0.27 per share)	—	—	(2,571)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(2)	—	—
Issuance of restricted stock	65	(65)	—	—
Net share settlement of restricted stock	(7)	(221)	—	—
Restricted stock forfeited	(1)	1	—	—
Share-based compensation expense	—	444	—	—
Shares purchased and retired	(31)	—	(932)	—
Balance, September 30, 2025	$9,566	$73,535	$184,064	$(15,838)

On November 4, 2025, our Board of Directors declared a cash dividend of $0.27 per share to all shareholders of record on November 17, 2025, payable January 9, 2026. Additionally, on November 4, 2025, our Board of Directors also declared a special cash dividend of $2.00 per share to all shareholders of record on November 17, 2025, payable January 9, 2026. The Company’s total cash outlay for this special dividend is expected to be approximately $19.0 million.

The following table reconciles our equity for the three and nine months ended September 30, 2024:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2024	$9,497	$71,661	$180,646	$(17,311)
Net earnings	—	—	6,650	—
Foreign currency translation adjustments	—	—	—	(1,092)
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.25 per share)	—	—	(2,377)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	11	(12)	—	—
Share-based compensation expense	—	367	—	—
Shares purchased and retired	—	—	(5)	—
Balance, March 31, 2024	$9,508	$72,016	$184,914	$(18,330)
Net earnings	—	—	5,607	—
Foreign currency translation adjustments	—	—	—	61
Pension liability adjustment, net of tax	—	—	—	73
Cash dividends declared ($0.26 per share)	—	—	(2,467)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	331	—	—
Shares purchased and retired	(18)	—	(491)	—
Balance, June 30, 2024	$9,491	$72,346	$187,563	$(18,196)
Net earnings	—	—	8,063	—
Foreign currency translation adjustments	—	—	—	913
Pension liability adjustment, net of tax	—	—	—	79
Cash dividends declared ($0.26 per share)	—	—	(2,468)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	15	(18)	—	—
Issuance of restricted stock	55	(55)	—	—
Share-based compensation expense	—	388	—	—
Shares purchased and retired	(2)	—	(51)	—
Balance, September 30, 2024	$9,559	$72,661	$193,107	$(17,204)

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

GENERAL

We design, market, and distribute quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, and BOGS. Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars.

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations consist of our retail and wholesale businesses primarily based in Australia, with a limited presence in South Africa (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region, which was previously included in Florsheim Australia, in 2023 and completed the wind down of that business in 2024. The majority of our operations are in the United States and our results are primarily affected by the economic conditions and the retail environment in the United States.

Current Business Trends – Incremental Tariffs

In early 2025, the U.S. government enacted reciprocal and retaliatory tariffs (“incremental tariffs”) on goods imported into the United States. The incremental tariff on goods sourced from China, where a majority of our products originate, remained at 30% throughout the third quarter of 2025. This tariff rate was reduced to 20% on November 4, 2025. The incremental tariffs on goods sourced from other countries, excluding China, ranged from 10% to 50% throughout the third quarter of 2025.  U.S. trade and tariff policies currently remain fluid and unpredictable, and the specific tariff rates applicable to goods imported by our company continue to evolve. As such, there is significant ongoing uncertainty regarding the potential near-term impact of incremental tariffs on our gross margins. We have implemented various mitigation strategies, and remain committed to adopting further strategies, including shifting our sourcing in alignment with evolving tariff policies, optimizing our pricing structure, and enhancing operational efficiencies, as needed, in response to future policy developments.

EXECUTIVE OVERVIEW

Wholesale net sales for the third quarter of 2025 were down 2% in dollars and 7% in volume, compared to last year’s third quarter. We raised selling prices by 10% on July 1, 2025, to help offset tariff cost increases. While shipments were down slightly, we are encouraged by the relative strength of our brands at retail following those price increases. In what remains a difficult market, our brands, especially our legacy business (comprised of our Florsheim, Stacy Adams and Nunn Bush brands), performed well. Even so, the unsettled tariff environment, along with weak consumer sentiment and the cautious approach retailers continue to take toward inventory investment, continues to create mid-term challenges.

We continue our efforts to diversify our factory base to reduce our manufacturing concentration in China, while maintaining strong relationships with our long-standing partners there who have been instrumental to Weyco’s reputation for quality and value. Expanding our factory base isn’t a quick process, and we’re very deliberate about partnering only with factories that share our commitment to quality and on-time delivery. As we navigate the uncertainties in this economic environment, we remain confident in the strength of our brands and the resilience of our business model.

Sales of our combined legacy business were up 3% for the quarter, despite a 3% decline in volume. Florsheim was the standout brand, with sales up 8% for the quarter. Florsheim continues to be a bright spot in men’s non-athletic footwear for two reasons. First, it’s become the go-to brand for traditional dress and dress-casual footwear priced under $150. While this segment has shrunk with the trend toward more casual lifestyles, it remains an important part of the market that retailers rely on to meet consumer demand for work and occasion-based styles. Florsheim is gaining shelf space as a bridge brand that offers premium quality at a reasonable price. Second, the brand has expanded its presence in hybrid footwear and dress sneakers with good success. The Florsheim brand fits well in the refined-casual category, which remains a key focus for growth.

Nunn Bush sales were up 1% for the quarter and continued to show good momentum at retail. With pricing pressures across the industry, Nunn Bush is well-positioned as a branded value alternative in the comfort-casual and traditional dress-casual segments as competitors exit the under-$80 price point. We continue to invest in comfort-technology platforms that differentiate Nunn Bush from private-label options and allow it to compete effectively against higher-priced brands. Stacy Adams brand sales were down 5% for the quarter. We’re focused on expanding Stacy Adams’ casual offerings that capture that same refined aesthetic. While we’re seeing some success, this expansion of casual offerings will be key to returning the Stacy Adams brand to sales growth.

The BOGS business remains challenging, with a 17% sales decline for the quarter. The outdoor footwear category became oversaturated after the pandemic, and mild winters in recent years have made many retailers more cautious, waiting to fund weather-boot purchases closer to the season. As a result, BOGS is now more dependent on fourth-quarter cold and precipitation to drive sales. Our focus is on innovation and diversifying away from winter-weather dependence. We believe our seamless construction, with its durability and lightweight feel, gives us a real competitive edge in the marketplace. While we’re making progress with less or non-insulated footwear, that diversification will take time to materially impact sales.

During the quarter, we made the strategic decision to wind down operations of the Forsake brand due to its sustained lack of growth and profitability. This decision is part of our ongoing effort to optimize our brand portfolio and focus on those brands with the greatest potential for long-term success. The closure of Forsake is not expected to have a material impact on our consolidated financial statements.

Net sales in our retail segment were down 4% for the quarter, driven by a decline in e-commerce sales. We’ve seen increased price sensitivity from consumers in comparison to last year, as more consumers are choosing items at lower prices. We also believe we’re losing some sales to our wholesale partners’ e-commerce sites, since our own sites are often priced at full MSRP while some partners promote our brands more aggressively. The pricing gap widened when we raised retail price points by 10% on July 1, 2025, while our wholesale customers phased in the increase more gradually. This situation should level out over time, but we recognize that consumers with limited discretionary spending will continue to shop around for the best prices across our brands.

Florsheim Australia’s net sales were flat for the quarter but up 2% in local currency. Our Florsheim Australia business, which includes the South African and Pacific Rim markets, remains a work in progress from a profitability standpoint. We’re encouraged by the increase in same-store sales during the quarter, but we still need to grow our wholesale business to reach our profitability targets internationally.

Third Quarter Highlights

Consolidated net sales were $73.1 million, down 2% compared to net sales of $74.3 million in the third quarter of 2024. Consolidated gross earnings were 40.7% of net sales compared to 44.3% of net sales in last year’s third quarter. Earnings from operations totaled $8.1 million for the quarter, down 21% from $10.2 million last year. Third quarter net earnings were $6.6 million, or $0.69 per diluted share, in 2025, versus $8.1 million, or $0.84 per diluted share, in 2024.

Year-To-Date Highlights

Consolidated net sales for the nine-month periods ending September 30, totaled $199.4 million in 2025 and $209.8 million in 2024, a decrease of 5%. Consolidated gross earnings were 42.8% of net sales in the first nine months of 2025 versus 44.3% of net sales in the same period of 2024. Year-to-date 2025 earnings from operations totaled $19.0 million, down 24% from $25.1 million in 2024. Net earnings were $14.4 million, or $1.50 per diluted share, in the first nine months of 2025, down from $20.3 million, or $2.12 per diluted share, last year.

Financial Position Highlights

At September 30, 2025, our cash and marketable securities totaled $78.5 million, and we had no debt outstanding on our $40.0 million revolving line of credit. During the first nine months of 2025, we generated $13.2 million of cash from operations. We used funds to pay $7.7 million in dividends and repurchase $4.1 million of our common stock. We also made $0.9 million in capital expenditures during the period. Additionally, our prefunded dividend of $21.6 million was paid to shareholders in January 2025.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(Dollars in thousands)
Net sales	$73,121	74,329	(2)%	$199,372	$209,819	(5)%
Cost of sales	43,333	41,427	5%	113,986	116,818	(2)%
Gross earnings	29,788	32,902	(9)%	85,386	93,001	(8)%
Selling and administrative expenses	21,733	22,739	(4)%	66,407	67,926	(2)%
Earnings from operations	8,055	10,163	(21)%	18,979	25,075	(24)%

Interest income	828	894	(7)%	2,247	2,763	(19)%
Interest expense	—	(15)	NM	(2)	(15)	NM
Other income (expense), net	57	(185)	131%	(129)	(423)	70%

Earnings before provision for income taxes	8,940	10,857	(18)%	21,095	27,400	(23)%

Provision for income taxes	2,354	2,794	(16)%	6,710	7,080	(5)%

Net earnings	$6,586	$8,063	(18)%	$14,385	$20,320	(29)%

NM – Not meaningful

Consolidated net sales declined 2% for the quarter, due mainly to order cancellations with a large wholesale customer who failed to adopt our new pricing structure in a timely manner. Net sales for the nine-month period also declined, primarily due to softer demand in the first half of the year.

Consolidated gross earnings as a percentage of net sales were 40.7% and 44.3% in the third quarters of 2025 and 2024, respectively. For the year-to-date period, consolidated gross earnings were 42.8% in 2025 and 44.3% and 2024. The decreases in 2025 were primarily due to higher costs resulting from incremental tariffs enacted this year. Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Consolidated distribution costs totaled $4.3 million and $4.9 million in the third quarters of 2025 and 2024, respectively. For the nine months ended September 30, consolidated distribution costs totaled $13.6 million in 2025 and $14.6 million in 2024, down in line with lower distribution activities this year.

Consolidated selling and administrative expenses as a percentage of net sales were 30% and 31% in the third quarters of 2025 and 2024, respectively. For the first nine months of 2025, selling and administrative expenses totaled 33% of net sales compared to 32% of net sales in the same period of 2024.

Consolidated earnings from operations for the three and nine months ended September 30, 2025, were down 21% and 24%, respectively, compared to the same periods one year ago. The decreases in 2025 mainly resulted from lower sales volumes and gross margins in our Wholesale segment.

Interest income for the third quarter and year-to-date periods decreased $0.1 million and $0.5 million, respectively, due mainly to lower interest rates in 2025. Other income (expense), net, primarily includes the non-service cost components of pension expense and net gains and losses on foreign currency transactions. The income/expense category improved in the third quarter and first nine months of 2025, due to lower pension expense.

Our effective tax rates for the three months ending September 30, 2025 and 2024 were 26.3% and 25.7%, respectively. For the nine months ending September 30, our effective tax rates were 31.8% in 2025 and 25.8% in 2024. See Note 9 to the Consolidated Financial Statements for additional information on income taxes.

Consolidated net earnings for the three and nine months ending September 30, 2025, were down 18% and 29%, respectively, compared to the same periods one year ago. The decreases mainly resulted from lower operating earnings in our Wholesale segment this year.

SEGMENT ANALYSIS

Net sales and earnings from operations for our reportable segments and the “other” category for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$60,151	61,075	(2)%	$160,054	167,573	(4)%
North American Retail	6,953	7,225	(4)%	22,392	24,647	(9)%
Other	6,017	6,029	(0)%	16,926	17,599	(4)%
Total	$73,121	$74,329	(2)%	$199,372	$209,819	(5)%

Earnings from Operations
North American Wholesale	$7,544	9,406	(20)%	$18,243	22,581	(19)%
North American Retail	650	798	(19)%	1,337	2,790	(52)%
Other	(139)	(41)	NM	(601)	(296)	NM %
Total	$8,055	$10,163	(21)%	$18,979	$25,075	(24)%

NM – Not meaningful

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2025	2024	Change	2025	2024	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$11,374	11,920	(5)%	$34,731	37,457	(7)%
Nunn Bush	12,499	12,366	1%	34,390	37,739	(9)%
Florsheim	24,791	22,860	8%	69,662	67,323	3%
BOGS	10,926	13,192	(17)%	19,781	22,820	(13)%
Forsake	221	335	(34)%	499	798	(37)%
Total North American Wholesale	$59,811	$60,673	(1)%	$159,063	$166,137	(4)%
Licensing	340	402	(15)%	991	1,436	(31)%
Total North American Wholesale Segment	$60,151	$61,075	(2)%	$160,054	$167,573	(4)%

Wholesale net sales for the third quarter of 2025 were down 2% compared to last year’s third quarter. Sales volumes were down 7% for the period, but selling price increases instituted on July 1, 2025, helped mitigate the overall impact. The volume decline was primarily due to reduced business with a large customer who failed to timely adopt our new pricing structure, resulting in order cancellations during the period. These cancellations adversely affected all our major brands’ sales performance for the quarter. This pricing issue has since been resolved and is not expected to significantly impact the fourth quarter of 2025.

At the brand level, Stacy Adams’ third-quarter sales decrease was driven by lower sales volumes. Nunn Bush sales were up 1% for the period, as price increases more than offset the brand’s decline in volume. Florsheim sales were up 8% for the quarter, driven by favorable pricing.  Florsheim’s sales volumes were flat for the quarter, as its growth in the dress shoe category helped sustain volume levels. BOGS quarterly sales were down due to a reduction in pairs shipped, a reflection of continued softness in the seasonal footwear category.

For the nine months ending September 30, 2025, wholesale net sales were down 4% compared to the first nine months of 2024, driven by lower sales of the Stacy Adams, Nunn Bush and BOGS brands, a result of lower demand. Florsheim’s year-to-date sales increased, driven mainly by the brand’s strong performance in the third quarter. Licensing revenues for the nine months ending September 30, 2025 were down $0.4 million, due to decreased sales of licensed products.

Earnings from Operations

Wholesale gross earnings were 35.7% of net sales in the third quarter of 2025 compared to 40.1% of net sales in last year’s third quarter. For the nine months ending September 30, wholesale gross earnings were 37.5% in 2025 and 39.4% in 2024. Gross margins for the quarter and year-to-date periods were negatively impacted by incremental tariffs. Although selling price increases introduced on July 1, 2025 helped mitigate the effects of these tariffs, they did not fully offset the resulting costs, leading to margin erosion for the period. Until U.S. trade agreements are finalized, we cannot predict the potential magnitude of the incremental tariffs on our gross margins. We intend to continue our work to mitigate the impact of the tariffs, as needed, by moving our supply chain and adjusting our pricing.

Wholesale selling and administrative expenses consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses totaled $14.0 million for the quarter, or 23% of net sales, compared to $15.1 million, or 25% of net sales, in the third quarter of 2024. The decrease was primarily due to lower employee costs. For the nine months ending September 30, these expenses totaled $41.8 million in 2025 down from $43.4 million in 2024. As a percentage of net sales, wholesale selling and administrative expenses remained consistent at 26% in both year-to-date periods.

Wholesale operating earnings for the three and nine months ended September 30, 2025, decreased 20% and 19%, respectively, compared to the same periods one year ago. The decreases were driven by lower sales and gross margins this year.

North American Retail Segment

Net Sales

Net sales in our Retail segment, which were generated mainly through our e-commerce websites, totaled $7.0 million for the quarter, down 4% from $7.2 million in 2024. The decline was primarily due to softer demand on our Florsheim and Stacy Adams websites, amid the tepid retail environment. Increased promotional activity among online retailers and heightened price sensitivity among consumers also contributed to the pressure on web sales this quarter. For the nine months ended September 30, 2025, retail net sales were $22.4 million, down 9% from record sales of $24.6 million for the first nine months of 2024. The year-to-date sales decrease was primarily on the BOGS and Florsheim websites, caused by lower consumer demand. BOGS website sales were also impacted by less promotional activities in the first half of the year.

Earnings from Operations

Retail gross earnings were 66.4% of net sales for the quarter and 66.9% in last year’s third quarter. For the nine months ending September 30, retail gross earnings were 66.5% and 66.4% in 2025 and 2024, respectively.

Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs.  Retail selling and administrative expenses were flat at $4.0 million in both the third quarters of 2025 and 2024. For the nine months ending September 30, retail selling and administrative expenses were also flat at $13.6 million in both 2025 and 2024. As a percentage of net sales, retail selling and administrative expenses were 57% and 56% in the third quarters of 2025 and 2024, respectively, and were 61% and 55% in the first nine months of 2025 and 2024, respectively. Retail expenses constituted a higher percentage of sales this year, as many of our retail costs are fixed and do not vary with sales.

Retail operating earnings declined $0.1 million for the quarter, compared to last year’s third quarter. For the year-to-date period, retail operating earnings declined $1.4 million in 2025, compared to the same period of 2024. The quarter and year-to-date decreases were primarily due to lower sales.

Other

Operating results reported in the “Other” category consist of our retail and wholesale businesses primarily based in Australia, with a limited presence in South Africa (collectively, “Florsheim Australia”). We ceased operations in the Asia Pacific region, which was previously included in Florsheim Australia, in 2023 and completed the wind down of that business in 2024. Accordingly, third-quarter and year-to-date 2025 operating results of the “other” category only reflect the operations of Australia and South Africa.

Florsheim Australia’s net sales remained flat at $6.0 million in both the third quarters of 2025 and 2024. In local currency, Florsheim Australia’s quarterly net sales were up 2%, driven by growth in its retail businesses. For the year-to-date period, Florsheim Australia’s net sales declined $0.7 million, or 4%, from the same period one year ago. The weaker Australian dollar relative to the U.S. dollar contributed to this decrease, as its year-to-date net sales in local currency were down 1%. This local currency decrease was entirely due to the closing of Asia Pacific, as sales in both Australia and South Africa were up for year-to-date period.

Florsheim Australia’s gross earnings as a percent of net sales were 61.0% and 59.2% in the third quarters of 2025 and 2024, respectively. For the nine months ended September 30, Florsheim Australia’s gross earnings as a percent of net sales were 61.5% in 2025 and 60.5% in 2024. Florsheim Australia generated operating losses totaling $0.1 million for the quarter and breakeven results in last year’s third quarter. For the nine months ending September 30, 2025, its operating losses widened to $0.6 million, from $0.3 million in the same period of 2024. The nine-month decrease was largely driven by lower operating results in Australia’s retail businesses.

Other income and expense

Interest income totaled $0.8 million in the third quarter of 2025 compared to $0.9 million in last year’s third quarter. For the nine months ending September 30, interest income was $2.2 million in 2025 and $2.8 million in 2024. The decreases in 2025 were due to less interest earned on cash balances, resulting mainly from lower interest rates.

Other income (expense), net, primarily consisted of the non-service cost components of pension expense and net gains and losses on foreign currency transactions. In the third quarter of 2025, other income (expense), net, totaled income of $0.1 million compared to expense of $0.2 million in the third quarter of 2024. For the nine months ending September 30, other income (expense) improved $0.3 million over 2024. The improvements in 2025 were primarily due to lower pension expense in 2025.

The effective tax rates for the three months ending September 30, 2025 and 2024 were 26.3% and 25.7%, respectively. These rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes. For the nine months ending September 30, the effective tax rates were 31.8% in 2025 and 25.8% in 2024. The year-to-date 2025 effective tax rate differed from the U.S. federal rate of 21% because of U.S. state taxes and the establishment of a $1.1 million valuation allowance on deferred tax assets at Florsheim Australia, as it was determined more likely than not that these assets will not be realized. The year-to-date 2024 effective tax rate differed from the U.S. federal rate of 21% primarily because of U.S. state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term marketable securities and our revolving line of credit. The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities totaled $13.2 million for the first nine months of 2025, down from $17.3 million in the same period last year. The decrease was primarily driven by lower net earnings in 2025.

Investing Activities

Net cash used in investing activities totaled $0.1 million for the nine months ending September 30, 2025, compared to $0.7 million in the same period of 2024. The year-over-year decrease in cash usage was primarily due to higher proceeds from maturities and sales of marketable securities. Capital expenditures amounted to $0.9 million in both the nine-month periods ending September 30, 2025 and 2024. Management anticipates total capital expenditures for the full year 2025 to range between $1.0 million and $3.0 million.

Financing Activities

Net cash used for financing activities totaled $12.0 million and $10.2 million in the first nine months of 2025 and 2024, respectively. The change was primarily due to a $3.5 million increase in shares repurchased partially offset by a $1.9 million decrease in cash dividends paid (see further explanation below).

Cash dividends paid in the first nine months of 2025 totaled $7.7 million and included three dividend payments that were both declared and paid in 2025. Cash dividends paid in the first nine months of 2024 totaled $9.6 million and included four dividend payments: one that was declared in the fourth quarter of 2023 and paid in 2024 and three that were both declared and paid in 2024.

On November 4, 2025, our Board of Directors declared a cash dividend of $0.27 per share to all shareholders of record on November 17, 2025, payable January 9, 2026. Additionally, on November 4, 2025, our Board of Directors declared a special cash dividend of $2.00 per share to all shareholders of record on November 17, 2025, payable January 9, 2026.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first nine months of 2025, we repurchased 135,501 shares for a total cost of approximately $4.1 million.  As of September 30, 2025, there were 713,415 authorized shares available for repurchase under the program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

On September 26, 2025, we amended our line of credit agreement. The Amended Credit Agreement extended the maturity of our credit facility to September 25, 2026, and reduced the interest rate margin applicable to amounts outstanding by 15 basis points. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million, and amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 110 basis points. The Amended Credit Agreement is secured by a lien against our general business assets, and contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At September 30, 2025 and December 31, 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

Financing Activities – Non-cash

Our regular fourth-quarter 2024 and one-time special cash dividend totaling $21.6 million were prefunded in December 2024 and paid to shareholders in January 2025. This dividend payment was reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025.

Other

As of September 30, 2025, approximately $4.3 million of cash and cash equivalents was held by our foreign subsidiaries.

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

There were no significant changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ending September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to risks arising from tariffs and other trade measures imposed by the U.S. and other countries, which could materially increase our costs and adversely affect our financial performance.

In 2025, the U.S. government announced its intention to impose additional tariffs (“incremental tariffs”) on certain goods imported from various countries. In response, several nations, including China, enacted retaliatory tariffs and other trade-related measures. A substantial portion of our products are imported into the U.S. from China, India, and other Asian countries, and these trade actions have had a direct impact on our operations.

The incremental tariffs have increased our product costs, resulting in higher prices and lower gross margins.  Ongoing uncertainty regarding future tariff rates and trade policies may further increase our costs and adversely affect our profitability. In addition, higher product pricing may reduce consumer demand, negatively impacting our sales volume and overall financial performance.

We are actively monitoring the evolving trade environment and evaluating strategies to mitigate the impact of these tariffs, including assessing alternative sourcing options, negotiating with suppliers, and adjusting our pricing strategies. However, there can be no assurance that these efforts will be successful or sufficient to offset the adverse effects of current or future trade actions. Continued or additional tariffs and retaliatory measures could materially and adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The table below presents information regarding the repurchases of our common stock in the three-month period ended September 30, 2025.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
07/01/2025 - 07/31/2025	3,460	$29.85	3,460	741,364
08/01/2025 - 08/31/2025	18,056	$29.39	18,056	723,308
09/01/2025 - 09/30/2025	9,893	$29.87	9,893	713,415
Total	31,409	$29.59	31,409

Item 5. Other Information

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.1	Amendment No. 2 to Weyco Group, Inc. 2024 Incentive Plan		X

10.2	Fifth Amendment to Credit Agreement dated as of September 26, 2025	Exhibit 10.1 to Form 8-K filed October 1, 2025

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 7, 2025	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)