Form 10-K
period 2025-12-31
WEYCO GROUP INC
filed 2026-03-13
CIK 106532

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025, or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ............... to ...............

Commission file number 000-09068

WEYCO GROUP, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0702200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 W. Estabrook Boulevard, Glendale, WI 53212

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the close of business on June 30, 2025, was $205,790,000. This was based on the closing price of $33.16 per share as reported by Nasdaq on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2026, there were 9,531,509 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders scheduled for May 5, 2026, are incorporated by reference in Part III of this report.

WEYCO GROUP, INC.

Table of Contents to Annual Report on Form 10-K

Year Ended December 31, 2025

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described in this report under Item 1A, “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We purchase finished shoes from outside suppliers, primarily located in China and India, and to a lesser extent, in Cambodia, Vietnam, and the Dominican Republic.  Almost all of these foreign-sourced purchases are denominated in U.S. dollars. While we source from more than 80 suppliers, our two largest suppliers, located in China, each accounted for more than 10% of our total inventory purchases in 2025. Costs from our suppliers have historically been relatively stable, although in recent years there have been upward cost pressures due to higher freight, labor, and material costs. In addition, tariffs and other trade protection measures, including the incremental tariffs imposed by the U.S. government in 2025, specifically on goods sourced from China, have increased our cost of goods across all brands.

Our business is separated into two reportable segments – the North American wholesale segment (“Wholesale”) and the North American retail segment (“Retail”). We also have other wholesale and retail businesses overseas in Australia and South Africa (collectively, “Florsheim Australia”). Florsheim Australia previously included operations in the Asia-Pacific region, but we completed the wind down of that business in 2024.

Sales in our Wholesale segment, which include both wholesale sales and worldwide licensing revenues, constituted 78% and 79% of total net sales in 2025 and 2024, respectively.  At Wholesale, our shoes are marketed by retailers throughout the United States and Canada in more than 10,000 shoe, clothing and department stores. In 2025 and 2024, no individual customer accounted for or exceeded 10% of our total net sales. We employ traveling salespeople and independent sales representatives who sell our products to retail outlets. Shoes are shipped to these retailers primarily from our distribution center in Glendale, Wisconsin. In the men’s footwear business, there is generally no identifiable seasonality, although new styles are historically developed and shown twice each year, in spring and fall. With the BOGS brand, its strong presence in the winter and outdoor boot category results in some seasonality; the majority of BOGS sales occur in the third and fourth quarters. Consistent with industry practices, we carry significant amounts of inventory to meet customer delivery requirements and periodically provide extended payment terms to customers.  We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.

Sales in our Retail segment constituted 13% of total net sales in both 2025 and 2024.  The Retail segment consists of e-commerce businesses and four brick and mortar stores in the United States.  Retail sales are made directly to consumers on our websites, or by our employees in our stores.  We believe that the results of our Retail segment will continue to be driven by our e-commerce businesses, as we have a limited number of brick-and-mortar stores. We intend to continue to focus on investing in and growing our e-commerce businesses.

Sales of our other businesses constituted 9% and 8% of total net sales in 2025 and 2024, respectively. These sales came from our retail and wholesale operations at Florsheim Australia.

As of December 31, 2025, we employed 569 persons worldwide, of whom 408 were full-time employees.

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

ITEM 1A     RISK FACTORS

There are various factors that affect or might affect our business, results of operations and financial condition, many of which are beyond our control. The following is a description of some of the material factors that could materially and adversely affect our reputation, business, results of operations and financial condition. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs and remanded related matters for further proceedings, however, certain other tariffs remain in effect. U.S. trade policies remain fluid and unpredictable. We cannot predict the timing or outcome of any proceedings relating to the incremental tariffs or whether, when or to what extent we will ultimately receive any refunds of amounts previously paid.

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

As the popularity of online shopping for consumer goods continues to increase, our retail partners in the U.S. and abroad may experience decreased foot traffic, which could negatively impact their businesses. In addition, significant health pandemics or outbreaks of infectious diseases could also lead to decreases in foot traffic. Decreases in foot traffic had, and in the future may have, a negative impact on our sales to those customers, and adversely affect our results of operations.

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

Our success is dependent upon our ability to accurately anticipate and respond to rapidly changing fashion trends and consumer preferences. For example, purchases of dress and other dress-casual footwear were negatively affected during the COVID-19 pandemic as many consumers worked from home, and social and other occasion-related events were cancelled. Although many of these conditions have improved and evolved, consumers continue to gravitate toward casual shoes in lieu of traditional dress footwear. Additionally, a large portion of BOGS product is weather dependent and therefore can be negatively impacted by weather trends in North America. Failure to predict or effectively respond to trends or preferences could have an adverse impact on our sales volume and overall performance, as well as have a negative impact on our reputation.

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

Ongoing military and political conflicts have adversely affected the global economy and contributed to geopolitical instability. These situations remain uncertain, and it is difficult to predict the impact that the conflicts and actions taken in response to them will have on our business. Our business may be impacted as a result of various factors, including inflation and actions taken to combat inflation, increased energy prices, a slowing U.S. economy, ocean freight disruptions, increased cyber-attacks, and reduced consumer confidence.

Risk factors related to cybersecurity

We are dependent on information and communication systems to support our business and e-commerce sales. Significant interruptions could disrupt our business and damage our reputation.

We accept and fill the majority of our larger customers’ orders through the use of Electronic Data Interchange (EDI), and we rely on our warehouse management system to efficiently process orders.  Our corporate office relies on computer systems to efficiently process and record transactions.  Significant interruptions in EDI, information and communication systems from power loss, telecommunications failure, malicious attacks, or computer system failure or other causes could significantly disrupt our business and operations, as well as damage our reputation. In addition, we sell footwear on our websites, and failures of our or other retailers’ websites could adversely affect our sales, results, and reputation. The increasing sophistication of cyber threats, including those enabled by artificial intelligence (AI) tools, may increase the likelihood of attempts to compromise our systems or those of our third-party providers. Any such disruption or compromise could result in operational delays, data loss, increased costs, reputational harm, or litigation exposure, which could have a material adverse effect on our business, financial condition, and results of operation.

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

U.S. and global financial markets have at times been unstable and unpredictable, which has generally resulted in tightened credit markets with heightened lending standards and terms. Ongoing military and political conflicts have adversely affected the global economy and contributed to geopolitical instability. Volatility and instability in the credit markets pose various risks to us, including, among others, a negative impact on retailer and consumer confidence, limits to our customers’ access to credit markets and interference with the normal commercial relationships between us and our customers.  Increased credit risks associated with the financial condition of some customers in the retail industry affects their level of purchases from us and the collectability of amounts owed to us, and in some cases, causes us to reduce or cease shipments to certain customers who no longer meet our credit requirements.

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

The Cybersecurity team at our Company monitors cybersecurity and operational risks associated with information security and system disruption. This team employs measures aimed at protecting against, detecting, and responding to cybersecurity threats, and has implemented processes and procedures in line with our information security management system to bolster and advance resilient programs. This encompasses:

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

ITEM 2     PROPERTIES

The following facilities were operated by the Company or its subsidiaries as of December 31, 2025:

		Owned/	Square
Location	Character	Leased	Footage	% Utilized
Glendale, Wisconsin (1)	Two story office and distribution center	Owned	1,100,000	85%
Montreal, Canada (1)	Multistory office and distribution center	Owned (3)	92,800	100%
Surrey Hills, Victoria, Australia (2)	Multistory office	Leased	9,800	100%
Tottenham, Victoria, Australia (2)	Single story distribution center	Leased	47,500	100%

(1)	These properties are used principally by our North American Wholesale segment.
(2)	These properties are used principally by our other businesses which are not reportable segments.
(3)	We own a 50% interest in this property. See Note 9 of the Notes to Consolidated Financial Statements.

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

ITEM 4     MINE SAFETY DISCLOSURES

Not Applicable

INFORMATION ABOUT EXECUTIVE OFFICERS

The following individuals were executive officers of Company as of December 31, 2025:

Name	Position	Age
Thomas W. Florsheim, Jr. (1)	Chairman and Chief Executive Officer	67
John W. Florsheim (1)	President, Chief Operating Officer, and Assistant Secretary	62
Judy Anderson	Vice President, Chief Financial Officer and Secretary	58
Kate Destinon	Vice President, and President of Nunn Bush Brand	50
Jeff Douglass	Vice President, Marketing	44
Dustin Combs (2)	Vice President, and President of BOGS Brand	43
Brian Flannery	Vice President, and President of Stacy Adams Brand	64
Kevin Schiff	Vice President, and President of Florsheim Brand	57
George Sotiros	Vice President, Distribution and Chief Information Officer	59
Damian Walton	Vice President, and President of Florsheim Australia	52
Joshua Wisenthal (3)	Vice President, and President of Weyco Canada	43
Allison Woss	Vice President, Supply Chain	53

(1)	Thomas W. Florsheim, Jr. and John W. Florsheim are brothers, and Chairman Emeritus Thomas W. Florsheim is their father.
(2)	Dustin Combs and Riley Combs, Vice President of Sales for the BOGS Brand (who is not an Executive Officer), are brothers.
(3)	Joshua Wisenthal’s father, David Wisenthal, owns a 50% interest in a building that houses our Montreal, Canada office and distribution center. See Note 9 of the Notes to Consolidated Financial Statements.

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

Damian Walton has served as a Vice President of the Company and President of Florsheim Australia since 2019.

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

Allison Woss has served as Vice President of Supply Chain since 2016.

PART II

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are traded on the Nasdaq Stock Market under the symbol “WEYS.”  There were 74 holders of record of our common stock as of March 1, 2026.

Issuer Purchases of Equity Securities

In 1998, our stock repurchase program was established and approved by our Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The maximum number of shares that may yet be repurchased under the program as of December 31, 2025, was 672,225. The table below presents information regarding the repurchases of our common stock in the three-month period ended December 31, 2025.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
10/01/2025 - 10/31/2025	26,196	$29.38	26,196	687,219
11/01/2025 - 11/30/2025	13,875	$28.90	13,875	673,344
12/01/2025 - 12/31/2025	1,119	$29.95	1,119	672,225
Total	41,190	$29.23	41,190

Dividends

In the fourth quarter of 2025, we declared our regular quarterly dividend of $0.27 per share as well as a special cash dividend of $2.00 per share, for a total of $21.6 million; this dividend was paid to shareholders on January 9, 2026. On March 3, 2026, we resumed our regular quarterly dividends as our Board of Directors declared a quarterly cash dividend of $0.27 per share to all shareholders of record on March 13, 2026, payable March 31, 2026. The Company currently expects that comparable regular quarterly cash dividends will be paid in future quarters in fiscal 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

For equity compensation plan information, refer to Note 18, “Share-Based Compensation Plans,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

ITEM 6     RESERVED

ITEM 7     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We design, market, and distribute quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, and BOGS.  Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars. We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores.  Our “other” operations included our wholesale and retail businesses in Australia and South Africa (collectively, “Florsheim Australia”). Florsheim Australia previously included operations in the Asia-Pacific region, but we completed the wind down of that business in 2024. The majority of our operations are in the United States, and our results are primarily affected by the economic conditions and the retail environment in the United States.

This discussion summarizes the significant factors affecting the consolidated operating results, financial position, and liquidity of our Company for the two-year period ended December 31, 2025. This discussion should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” below.

KNOWN TRENDS IMPACTING OUR BUSINESS

In early 2025, the U.S. imposed reciprocal and retaliatory (“incremental”) tariffs on imported goods. Throughout 2025, incremental tariffs increased the cost of our products, resulting in gross margin compression.

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, invalidating the statutory basis for incremental tariffs enacted since February 2025. The matter has been remanded to the Court of International Trade for further proceedings, including issues relating to implementation and potential refunds. We paid approximately $16 million of incremental tariffs in 2025. In December 2025, we filed a lawsuit seeking a refund for amounts paid in connection with the incremental tariffs imposed pursuant to IEEPA.

The President responded to the ruling by announcing the implementation of a 10% across-the-board tariff under a separate statutory authority. The Administration has indicated that rates could be increased, subject to statutory limits. Certain other tariffs imposed under authorities independent of IEEPA remain in effect. U.S. trade policies remain fluid and unpredictable, creating near-term gross margin uncertainty. We have mitigation strategies in place and will continue to adjust as needed in response to future policy developments.

EXECUTIVE OVERVIEW

2025 was a difficult year for the Company, with sales declining 5% compared to 2024. While we are never content with a decline, given the challenges we faced related to tariffs and dampened consumer sentiment, we are pleased with the work done by our production and sales teams to navigate these economic headwinds.

For an extended period during the second quarter, we faced incremental tariff rates that rendered trade with China, our largest sourcing country, commercially prohibitive. Because the second quarter is a primary manufacturing period for our key Fall shipping window, this created a strong likelihood of disrupted deliveries to both our wholesale partners and our direct-to-consumer business. By strategically keeping production running on key programs and holding finished goods overseas, we positioned ourselves to deliver nearly 100% of our Fall shipments on time once tariffs were reduced to commercially viable levels.

Throughout 2025, new tariffs increased the cost of our products, resulting in gross margin compression despite a 10% price increase that took effect in July. Over the past year, we also made progress in diversifying our manufacturing base to be less China-centric.

Sales of our combined legacy business declined 4% for the year. Given the uncertain economic environment, particularly in soft goods, our Wholesale customers continued to take a conservative approach to inventory management.

The Florsheim brand achieved record sales of $92.0 million in 2025, a 2% increase over 2024. Sell-throughs of traditional dress and refined casual footwear have been strong, and the brand continues to make progress in the hybrid and dress sneaker categories.

Our Nunn Bush business declined 10% for the year. The mid-tier trade channels, which account for the majority of Nunn Bush’s volume, remained under pressure, negatively impacting sales. As an opening price-point brand with major retailers, Nunn Bush also faces increased competition from private-label programs, as stores seek to improve margins. We believe we are taking the necessary steps to return Nunn Bush to growth, including value engineering product to meet key price points while delivering attributes and benefits not typically found in private-label offerings. Retail sell-through of Nunn Bush remains solid.

Stacy Adams’ sales declined 9% for the year, reflecting continued challenges in the fashion dress shoe market. While the Stacy Adams brand remains a leader in this category, retailers are devoting less inventory and shelf space to dress shoes. Our focus with Stacy Adams continues to be on expanding categories beyond its core elevated dress offerings.

The BOGS business remains difficult, with sales down 11% for the year. While early winter cold and snowfall resulted in strong sell-through of BOGS product, Fall sell-in declined year over year as retailers maintained a conservative, chase-based inventory strategy for seasonal product. Retailers ended the season with lower inventory levels, and we are now seeing strong booking increases for Fall 2026. While we are optimistic about improvement this year, we remain mindful of the long-term impact of climate change on the weather boot category. Our priority continues to be the development of footwear designed for multi-season use.

During 2025, we made the strategic decision to wind down operations of the Forsake brand due to its sustained lack of growth and profitability. This decision is part of our ongoing effort to optimize our brand portfolio and focus on those brands with the greatest potential for long-term success. The closure of Forsake is not expected to have a material impact on our consolidated financial statements.

Net sales in our retail segment declined 8% for the year. In 2025, our e-commerce consumer was increasingly value-oriented. While our overall inventory position is cleaner than in the prior two years, which is positive, it resulted in lower conversion among customers motivated by clearance discounts. As we enter 2026, we remain disciplined in our approach to inventory management and anticipate a lower level of clearance sales.

Florsheim Australia’s net sales increased for the year, increasing 2% in local currency. Florsheim Australia, which includes New Zealand, South Africa, and our Asia wholesale business, remains a work in progress. While certain areas, such as Australian e-commerce, delivered solid gains, we continue to face challenges in our Australian wholesale business, where improvements are necessary to drive profitability.

Sales and Earnings Highlights

Consolidated net sales for 2025 were $276.2 million, down 5% compared to $290.3 million in 2024.  Consolidated gross earnings as a percent of net sales were 43.2% and 45.3% in 2025 and 2024, respectively. Operating earnings were $29.2 million, down 20% compared to $36.6 million in 2024.  Net earnings were $23.1 million, or $2.41 per diluted share, in 2025, down from $30.3 million, or $3.16 per diluted share, in 2024.

Financial Position Highlights

At December 31, 2025, our cash and marketable securities totaled $100.9 million and we had no debt outstanding on our $40.0 million revolving line of credit. During 2025, we generated $37.3 million of cash from operations. We used cash to pay $7.7 million in dividends, repurchase $5.3 million of our common stock, and we had $1.8 million of capital expenditures during the year. Additionally, during January 2026, we paid our 2025 fourth quarter and special cash dividends totaling $21.4 million to shareholders.

CONSOLIDATED RESULTS OF OPERATIONS

	2025	2024

	(In thousands, except per share amounts)
Net sales	$276,169	290,290
Cost of sales	156,941	158,765
Gross earnings	119,228	131,525
Selling and administrative expenses	90,056	94,911
Earnings from operations	29,172	36,614

Interest income	2,967	3,681
Interest expense	(2)	(15)
Other expense, net	(105)	(444)

Earnings before provision for income taxes	32,032	39,836

Provision for income taxes	8,954	9,516

Net earnings	$23,078	$30,320

Consolidated net sales declined 5% for the year, due mainly to lower demand in our Wholesale segment.

Consolidated gross earnings as a percentage of net sales were 43.2% in 2025, and 45.3% in 2024. The decrease in 2025 was primarily due to higher costs resulting from incremental tariffs enacted this year. Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Consolidated distribution costs were $19.9 million and $21.5 million for the years ended December 31, 2025 and 2024, respectively.

Consolidated selling and administrative expenses as a percent of net sales were 33% in both 2025 and 2024.

Consolidated earnings from operations for 2025 were down 20% from the prior year. The decrease in 2025 mainly resulted from lower sales volumes and gross margins in our Wholesale segment.

Interest income decreased $0.7 million for the year, due mainly to lower interest rates in 2025. Other expense, net, primarily includes the non-service cost components of pension expense and net gains and losses on foreign currency transactions. The expense decreased in 2025, due to lower pension expense.

Our effective tax rates for 2025 and 2024 were 28.0% and 23.9%, respectively. See Note 13 in the Notes to Consolidated Financial Statements for additional information on income taxes.

Consolidated net earnings for 2025 were down 24% compared to 2024. The decrease mainly resulted from lower operating earnings in our Wholesale segment this year.

SEGMENT ANALYSIS

Net sales and earnings from operations for our reportable segments and the “other” category for the years ended December 31, 2025 and 2024, were as follows:

	Years ended December 31,
	2025	2024	% Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$216,754	$227,940	(5)%
North American Retail	35,716	38,701	(8)%
Other	23,699	23,649	0%
Total	$276,169	$290,290	(5)%

Earnings from Operations
North American Wholesale	$26,614	$31,514	(16)%
North American Retail	3,278	5,307	(38)%
Other	(720)	(207)	NM %
Total	$29,172	$36,614	(20)%

NM – Not meaningful

North American Wholesale Segment

Wholesale Net Sales

Net sales in our Wholesale segment for the years ended December 31, 2025 and 2024, were as follows:

	Years ended December 31,
	2025	2024	% Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$44,556	$48,717	(9)%
Nunn Bush	45,436	50,428	(10)%
Florsheim	92,012	89,883	2%
BOGS	32,038	35,861	(11)%
Forsake	970	1,018	(5)%
Total North American Wholesale	$215,012	$225,907	(5)%
Licensing	1,742	2,033	(14)%
Total North American Wholesale Segment	$216,754	$227,940	(5)%

Sales of Stacy Adams, Nunn Bush, and BOGS brands were down for the year, mainly as a result of lower demand, partially offset by the July 1, 2025 price increase. Conversely, Florsheim sales reached a record $92.0 million in 2025, driven by increased sales of dress and hybrid footwear. All our major brands’ sales were adversely affected by a large customer who failed to timely adopt our new pricing structure in the third quarter of 2025. Licensing revenues consist of royalties earned on sales of branded apparel, accessories, and specialty footwear in the United States and on branded footwear in Mexico and certain overseas markets. Licensing revenues decreased in 2025, compared to 2024, in line with decreased licensees’ sales of branded products.

Wholesale Earnings from Operations

Wholesale gross earnings as a percent of net sales were 37.5% in 2025 and 40.2% in 2024. Gross margins for the year were negatively impacted by incremental tariffs, discussed above. Wholesale selling and administrative expenses consist primarily of distribution costs, salaries and commissions, advertising costs, employee benefit costs, and depreciation. Wholesale selling and administrative expenses totaled $54.6 million for the year and $60.1 million last year. The decrease was largely due to lower employee costs. As a percent of net sales, wholesale selling and administrative expenses were 25% and 26% in 2025 and 2024, respectively. Wholesale operating earnings totaled $26.6 million for 2025, down 16% from $31.5 million in 2024, due to lower sales volumes and gross margins.

North American Retail Segment

Retail Net Sales

Retail net sales were $35.7 million in 2025, down 8% from a record $38.7 million in 2024. The decrease was primarily due to lower direct-to-consumer sales of Florsheim, BOGS and Stacy Adams footwear. BOGS website sales were also impacted by fewer promotional activities in 2025.

Retail Earnings from Operations

Retail gross earnings as a percent of net sales were 65.7% and 65.9% in 2025 and 2024, respectively. Retail operating earnings totaled $3.3 million for 2025 and $5.3 million last year. The decrease was primarily due to lower sales volumes. Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs. Retail selling and administrative expenses were flat at $20.2 million in both 2025 and 2024. As a percent of net sales, Retail selling and administrative expenses were 57% in 2025 and 52% in 2024.  Retail operating earnings were $3.3 million in 2025, down 38% from $5.3 million in 2024, mainly due to lower sales volumes.

Other

Our other operations consist of our retail and wholesale businesses in Australia and South Africa (collectively, “Florsheim Australia”). Florsheim Australia previously included operations in the Asia-Pacific region, but we completed the wind down of that business in 2024. Florsheim Australia’s net sales remained relatively flat at $23.7 million and $23.6 million in 2025 and 2024, respectively. In local currency, Florsheim Australia’s net sales were up 2% for the year, driven by growth in its retail businesses. Florsheim Australia’s gross earnings as a percentage of net sales were 61.5% and 61.0% in 2025 and 2024, respectively.  Florsheim Australia generated operating losses totaling $0.7 million for 2025 and $0.2 million in 2024.

OTHER INCOME AND EXPENSE AND TAXES

Most of our interest income is generated by investments in money market mutual funds and marketable securities. Interest income totaled $3.0 million in 2025 compared to $3.7 million in 2024. The decrease in 2025 was due to less interest earned on cash balances, resulting mainly from lower interest rates. Other expense, net, totaled $0.1 million in 2025 and $0.4 million in 2024. Other expense was down in 2025 due mainly to a decrease in the non-service cost components of pension expense.

Our effective tax rates for 2025 and 2024 were 28.0% and 23.9%, respectively. The 2025 effective tax rate differed from the U.S. federal statutory rate of 21% because of state taxes and the establishment of a valuation allowance on Florsheim Australia’s deferred tax assets. The 2024 effective tax rate differed from the U.S. federal statutory rate of 21% due mainly to the impact of state taxes partially offset by income tax benefits from share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term marketable securities and our revolving line of credit. The following discussion focuses on information included in the accompanying Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities totaled $37.3 million for 2025, down from $37.7 million last year. The decrease was driven by lower net earnings. This impact was mostly offset by favorable cash flows from inventory, as the inventory balance decreased relative to the prior year. We believe our inventory levels are at a healthy level as we move into 2026.

Investing Activities

Net cash used in investing activities totaled $0.2 million in 2025, compared to $1.2 million in 2024. The decrease in cash usage was primarily due to higher proceeds from maturities and sales of marketable securities. Capital expenditures amounted to $1.8 million in 2025 and $1.4 million in 2024. Looking ahead, we expect total capital expenditures to range between $1.0 million and $3.0 million in 2026.

Financing Activities

Net cash used for financing activities totaled $13.2 million and $32.2 million in 2025 and 2024, respectively. The decrease was largely driven by a timing difference in our fourth-quarter and special cash dividend payments. The 2025 fourth-quarter and special dividend totaling $21.4 million was funded after year-end (in January 2026) while the 2024 fourth-quarter and special dividend totaling $21.6 million was pre-funded prior to year-end (in December 2024).

Cash dividends paid in 2025 totaled $7.7 million and included three dividend payments that were both declared and paid in 2025. Cash dividends paid in 2024 totaled $9.7 million and included four dividend payments: one that was declared in the fourth quarter of 2023 and paid in 2024 and three that were both declared and paid in 2024.

On March 3, 2026, our Board of Directors declared a first-quarter cash dividend of $0.27 per share to all shareholders of record on March 13, 2026, payable March 31, 2026.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. In 2025, we purchased 176,691 shares at a total cost of $5.3 million through our share repurchase program. In 2024, we purchased 19,841 shares at a total cost of $0.6 million through our share repurchase program.  As of December 31, 2025, there were 672,225 authorized shares remaining under the program.

On September 26, 2025, we amended our line of credit agreement. The Amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 25, 2026, and reduced the interest rate margin applicable to amounts outstanding by 15 basis points. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million, and amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 110 basis points. The Amended Credit Agreement is secured by a lien against our general business assets, and contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At December 31, 2025 and 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

Financing Activities – Non-cash

Our regular fourth-quarter 2024 and special cash dividend totaling $21.6 million were prefunded in December 2024 and paid to shareholders in January 2025. This dividend payment was reflected as a non-cash financing activity in the Consolidated Statements of Cash Flows for 2025.

Other

As of December 31, 2025, approximately $5.9 million of cash and cash equivalents was held by our foreign subsidiaries.

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

If there are changes to our assumptions due to these factors, the estimate of fair value may change significantly. Such change could result in an impairment charge in a future period, which could significantly impact our results of operations or financial condition. Based on the results of our assessment, we concluded that the estimated fair value of the BOGS trademark exceeded its carrying value as of December 31, 2025. Therefore, no impairment was recorded on the BOGS trademark in 2025.

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

Discount Rate – Pension expense and projected benefit obligations both increase as the discount rate is reduced.  See Note 11 of the Notes to Consolidated Financial Statements for discount rates used in determining pension expense for the years ended December 31, 2025 and 2024, and the funded status of the plans at December 31, 2025 and 2024.  We use the spot-rate approach to determine the service and interest cost components of pension expense. Under the spot-rate approach, the service and interest costs were calculated by applying specific spot rates along the yield curve to the relevant projected cash flows, to provide a better estimate of future service and interest costs. A 0.5% decrease in the discount rate would have a nominal impact on annual pension expense and would increase the projected benefit obligation by approximately $2.3 million.

Expected Rate of Return – Pension expense increases as the expected rate of return on pension plan assets decreases.  In estimating the expected return on plan assets, we consider the historical returns on plan assets and future expectations of asset returns.  We utilized an expected rate of return on plan assets of 6.75% for both 2025 and 2024. This rate was based on our Company’s long-term investment policy of equity securities: 20% - 100%; fixed income securities: 20% - 80%; and other, principally cash:  0% - 20%.  A 0.5% decrease in the expected return on plan assets would increase annual pension expense by approximately $0.2 million.

Our unfunded benefit obligation was $8.1 million and $10.4 million at December 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Weyco Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Weyco Group, Inc. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of earnings, comprehensive income, equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Trademarks – BOGS Trademark – Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company records trademarks, which are indefinite-lived intangible assets, in Trademarks within the consolidated balance sheet. Trademarks are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company performed its annual impairment tests on December 31, 2025. The BOGS Trademark is a component of the consolidated Trademarks balance. The Company’s evaluation of the BOGS Trademark for impairment involves the comparison of the fair value of the trademark to its carrying value. The Company’s estimate of the fair value of the BOGS Trademark is based on an income approach using the relief-from-royalty method. This method requires management to make significant judgments and estimates in developing forecasts of future sales and determining the discount rate and royalty rate which are used in estimating the BOGS Tradename fair value. The Company determined that the fair value of the BOGS Trademark exceeded its carrying value as of the measurement date and, therefore, no impairment was recorded.

We identified the impairment evaluation of the BOGS Trademark as a critical audit matter because of the significant judgments management makes related to forecasts of future sales and the determination of the discount rate and royalty rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future sales and the determination of the discount rate and royalty rate used by management to estimate the fair value of the BOGS Trademark included the following, among others:

●	We tested the effectiveness of controls over management’s BOGS Trademark impairment evaluation, including those related to management’s forecasts of future sales and the determination of the discount rate and royalty rate.
●	We evaluated industry reports for industry-specific and economic factors pertaining to BOGS.
●	We evaluated management’s ability to accurately forecast future sales by comparing actual sales to management’s previous forecasts.
●	We evaluated the reasonableness of management’s forecasts for future sales by comparing the forecasts to:
Historical sales.
Forecasted sales for peer companies in BOGS’ industry.
Forecasted sales from industry reports.
Order backlog.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
Testing the source information underlying the determination of the discount rate.
Testing the mathematical accuracy of the calculation.
Developing a range of independent estimates and comparing those to the discount rate selected by management.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the royalty rate by comparing the royalty rate to an independently-sourced set of comparable licensing agreements.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 13, 2026

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weyco Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Weyco Group, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of earnings, comprehensive income, equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

Milwaukee, Wisconsin

March 14, 2025

We served as the Company’s auditor from 2015 to 2024.

CONSOLIDATED STATEMENTS OF EARNINGS

For the years ended December 31, 2025 and 2024

	2025	2024

	(In thousands, except per share amounts)

Net sales	$276,169	$290,290
Cost of sales	156,941	158,765
Gross earnings	119,228	131,525

Selling and administrative expenses	90,056	94,911
Earnings from operations	29,172	36,614

Interest income	2,967	3,681
Interest expense	(2)	(15)
Other expense, net	(105)	(444)

Earnings before provision for income taxes	32,032	39,836

Provision for income taxes	8,954	9,516

Net earnings	$23,078	$30,320

Basic earnings per share	$2.44	$3.21
Diluted earnings per share	$2.41	$3.16

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2025 and 2024

	2025	2024

	(Dollars in thousands)

Net earnings	$23,078	$30,320

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,391	(3,717)
Pension liability adjustments	1,689	3,094
Other comprehensive income (loss)	4,080	(623)

Comprehensive income	$27,158	$29,697

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

At December 31, 2025 and 2024

	2025	2024

	(In thousands, except par value and share data)
ASSETS:
Cash and cash equivalents	$96,006	$70,963
Marketable securities, at amortized cost	1,425	852
Accounts receivable, less allowances of $2,392 and $2,140, respectively	38,899	37,464
Income tax receivable	—	1,086
Inventories	65,887	74,012
Prefunded dividend	—	21,579
Prepaid expenses and other current assets	3,218	3,435
Total current assets	205,435	209,391

Marketable securities, at amortized cost	3,460	5,529
Deferred income tax benefits	—	1,037
Property, plant and equipment, net	27,414	28,180
Operating lease right-of-use assets	10,257	10,504
Goodwill	12,317	12,317
Trademarks	32,868	32,868
Other assets	27,916	24,260
Total assets	$319,667	$324,086

LIABILITIES AND EQUITY:
Accounts payable	$11,198	$8,378
Dividend payable	21,385	21,579
Operating lease liabilities	4,354	4,033
Accrued income tax payable	638	—
Accrued liabilities:
Accrued compensation and employee benefits	3,673	6,942
Sales and advertising allowances	3,506	2,256
Taxes other than income taxes	951	930
Other	2,932	3,145
Total current liabilities	48,637	47,263

Deferred income tax liabilities	13,828	13,922
Long-term pension liability	10,787	9,888
Operating lease liabilities	6,437	7,034
Other long-term liabilities	410	394
Total liabilities	80,099	78,501

Commitments and contingencies (Note 14)

Common stock, $1.00 par value, authorized 24,000,000 shares in 2025 and 2024, issued and outstanding 9,532,175 shares in 2025 and 9,642,630 shares in 2024	9,532	9,643
Capital in excess of par value	73,967	72,577
Reinvested earnings	169,923	181,299
Accumulated other comprehensive loss	(13,854)	(17,934)
Total equity	239,568	245,585
Total liabilities and equity	$319,667	$324,086

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

For the years ended December 31, 2025 and 2024

(In thousands, except per share amounts)

	Common	Capital in Excess	Reinvested	Accumulated Other
	Stock	of Par Value	Earnings	Comprehensive Loss
Balance, December 31, 2023	$9,497	$71,661	$180,646	$(17,311)
Net earnings	—	—	30,320	—
Foreign currency translation adjustments	—	—	—	(3,717)
Pension liability adjustment (net of tax of $1,087)	—	—	—	3,094
Cash dividends declared ($3.03 per share)	—	—	(29,101)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	111	(479)	—	—
Issuance of restricted stock	55	(55)	—	—
Share-based compensation expense	—	1,450	—	—
Shares purchased and retired	(20)	—	(566)	—
Balance, December 31, 2024	$9,643	$72,577	$181,299	$(17,934)
Net earnings	—	—	23,078	—
Foreign currency translation adjustments	—	—	—	2,391
Pension liability adjustment (net of tax of $594)	—	—	—	1,689
Cash dividends declared ($3.07 per share)	—	—	(29,321)	—
Common stock issued under equity incentive plans, net of shares withheld for employee taxes and strike price	11	(10)	—	—
Issuance of restricted stock	65	(65)	—	—
Net share settlement of restricted stock	(7)	(221)	—	—
Restricted stock forfeited	(3)	3	—	—
Share-based compensation expense	—	1,683	—	—
Shares purchased and retired	(177)		(5,133)	—
Balance, December 31, 2025	$9,532	$73,967	$169,923	$(13,854)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

	2025	2024

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,078	$30,320
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	2,619	2,483
Amortization	262	264
Bad debt expense	78	110
Deferred income taxes	327	1,057
Net foreign currency transaction losses (gains)	13	(12)
Share-based compensation expense	1,683	1,450
Pension expense	291	962
Impairment of trademark	—	300
Loss on disposal of fixed assets	67	36
Increase in cash surrender value of life insurance	(841)	(738)
Changes in operating assets and liabilities -
Accounts receivable	(1,513)	1,780
Inventories	8,057	821
Prepaid expenses and other assets	384	3,250
Accounts payable	2,850	(419)
Accrued liabilities and other	(1,817)	(3,078)
Accrued income taxes	1,716	(857)
Net cash provided by operating activities	37,254	37,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	1,125	215
Proceeds from sale of marketable securities	384	—
Purchases of property, plant and equipment	(1,751)	(1,386)
Net cash used for investing activities	(242)	(1,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(7,732)	(9,688)
Prefunded dividend	—	(21,579)
Shares purchased and retired	(5,268)	(586)
Net proceeds from stock options exercised	5	51
Taxes paid related to the net share settlement of equity awards	(231)	(419)
Net cash used for financing activities	(13,226)	(32,221)

Effect of exchange rate changes on cash and cash equivalents	1,257	(2,686)

Net increase in cash and cash equivalents	$25,043	$1,651

CASH AND CASH EQUIVALENTS at beginning of year	70,963	69,312

CASH AND CASH EQUIVALENTS at end of year	$96,006	$70,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,855	$9,401
Interest paid	$2	$15

NON-CASH FINANCING ACTIVITY:
Settlement of dividend payable with prefunded dividend	$21,579	$—

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2025 and 2024

1. NATURE OF OPERATIONS

Weyco Group, Inc. (“we,” “our,” “us” and the “Company”) designs, markets, and distributes quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, and BOGS.  Inventory is purchased from third-party overseas manufacturers.  The majority of foreign-sourced purchases are denominated in U.S. dollars. We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada.  We also have licensing agreements with third parties who sell our branded apparel, accessories and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas.  Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations consist of retail and wholesale businesses in Australia and South Africa (collectively, “Florsheim Australia”). The majority of our operations are in the United States and our results are primarily affected by the economic conditions and retail environment in the United States.

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

Cash and Cash Equivalents - We consider all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. At December 31, 2025 and 2024, our cash and cash equivalents included investments in U.S. treasury bills, money market funds, and/or cash deposits at various banks. While we periodically have cash balances in excess of insured amounts, we have not experienced any losses on deposits in excess of insured amounts.

Investments - At December 31, 2025, we held investments in marketable securities (mainly tax-exempt municipal bonds). All of our marketable securities are classified as held-to-maturity securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have the intent and ability to hold all investments to maturity. See Note 4.

Accounts Receivable – Trade accounts receivable arise from the sale of products on unsecured trade credit terms. On a quarterly basis, we review all significant accounts with past due balances, as well as the collectability of other outstanding trade accounts receivable for possible write-off. It is our policy to write-off accounts receivable against the allowance account when receivables are deemed to be uncollectible. The allowance for credit loss reflects our best estimate of probable losses in the accounts receivable balances. We determine the allowance based on known troubled accounts, historical experience and other evidence currently available.

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

Impairment of Long-Lived Assets - Property, plant, equipment and operating lease right-of-use assets, along with other long-lived assets, are evaluated for impairment periodically whenever triggering events or indicators exist that the carrying values may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to its related estimated undiscounted future cash flows. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset, a loss is recognized for the difference between the fair value and carrying value of the asset. There were no impairment losses recorded on our long-lived assets in 2025 or 2024.

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

Intangible Assets (excluding Goodwill) - Other intangible assets consist of customer relationships and trademarks. Customer relationships are amortized over their estimated useful lives. Trademarks are not amortized, but are reviewed for impairment on an annual basis and between annual tests when an event occurs or circumstances change that indicates the carrying value may not be recoverable. There were no impairment losses recorded on our intangible assets in 2025. During 2024, we recorded an impairment charge of $0.3 million to write-off the carrying value of the Forsake trademark. See Note 8.

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

Revenue Recognition – Our revenue contracts contain a single performance obligation to deliver our products to our customers. Revenue is recorded at the point in time at which control of the product is transferred to the customer in an amount that reflects the consideration we expect to receive in exchange for our products. Wholesale revenue is generally recognized upon shipment of the product, as that is when the customer obtains control of the promised goods. Shipping and handling activities that occur after control of the product transfers to the customer are treated as fulfillment activities, not as a separate performance obligation. Retail revenue is generated primarily from the sale of footwear to customers through our websites and at retail locations.  For sales made through our websites, revenue is recognized upon shipment to the customer.  For in-store sales, we recognize revenue at point of sale. Sales taxes collected from website or retail sales are excluded from our reported net sales. Revenue from third-party licensing agreements is recognized at the point in time when the licensee sells the related products to end customers. Licensing revenues were $1.7 million in 2025 and $2.0 million in 2024. See Note 17.

All revenue is recorded net of estimated allowances for returns and discounts; these revenue offsets are accrued for at the time of sale. Our estimates of allowances for returns and discounts are based on such factors as specific customer situations, historical experience, and current and expected economic conditions. We also provide cooperative advertising allowances to certain customers. In 2025, these amounts were recorded as a reduction of revenue when the related sales occurred. We regularly evaluate sales reserves and our estimation processes and adjust when appropriate.

Generally, payments from Wholesale customers are received within 90 days following the sale. Payments from Retail customers are received at the point of sale. Our contracts with customers do not have significant financing components or significant prepayment terms, and there is no non-cash consideration. We do not have unbilled revenue or contract assets, and contract liabilities are immaterial.

Loyalty Programs - We offer customer loyalty programs for each of our brands, allowing customers to earn points that accumulate toward reward certificates. These certificates can be redeemed for a specified amount off future purchases. Based on historical redemption patterns, we recognize a liability for the estimated value of certificates expected to be redeemed, with a corresponding reduction to net sales. Actual redemptions may differ from our estimates.

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

Selling and Administrative Expenses - Selling and administrative expenses primarily include salaries and commissions, advertising costs, employee benefit costs, distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs), rent and depreciation. Consolidated distribution costs were $19.9 million in 2025 and $21.5 million in 2024.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs were $10.0 million and $12.6 million in 2025 and 2024, respectively. Advertising expenses are included in selling and administrative expenses.

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

Foreign Currency Transactions - Gains and losses from foreign currency transactions are included in other expense, net, in the Consolidated Statements of Earnings. Net foreign currency transaction gains and losses were not material to our financial statements in 2025 and 2024.

Financial Instruments – From time to time, our wholly-owned subsidiary, Florsheim Australia, enters into foreign exchange contracts to buy U.S. dollars. There were no outstanding contracts at December 31, 2025 and 2024.

Realized gains and losses on foreign exchange contracts are related to the purchase and sale of inventory and therefore are included in our net sales or cost of sales.  In 2025 and 2024, realized gains and losses on foreign exchange contracts were not material to our financial statements.

Earnings Per Share - Basic earnings per share excludes any dilutive effects of restricted stock and options to purchase common stock. Diluted earnings per share includes any dilutive effects of restricted stock and options to purchase common stock. See Note 16.

Comprehensive Income – Comprehensive income includes net earnings and changes in accumulated other comprehensive loss. Comprehensive income is reported in the Consolidated Statements of Comprehensive Income. See Note 12.

Share-Based Compensation - At December 31, 2025, we had two share-based employee compensation plans which are described more fully in Note 18. We account for these plans under the recognition and measurement principles of ASC 718, Compensation – Stock Compensation. Our policy is to estimate the fair value of each restricted stock award based on the fair market value of our Company’s stock price on the grant date. We estimate the fair value of each option award granted on the date of grant using the Black-Scholes option pricing model. The resulting compensation cost for both restricted stock and option awards is amortized on a straight-line basis over the vesting period of the respective awards.

Concentration of Credit Risk – At December 31, 2025, one customer accounted for 15% of our gross accounts receivable balance. At December 31, 2024, one customer accounted for 18% of our gross accounts receivable balance. No other customer accounted for or exceeded 10% of our gross accounts receivable balance at December 31, 2025 or 2024. Additionally, no single customer accounted for or exceeded 10% of our total sales in 2025 or 2024.

New Accounting Pronouncements

Recently Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires us to disclose specified additional information in our income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU requires us to disaggregate our income taxes paid disclosure by federal, state, and foreign taxes, with further disaggregation required for significant individual jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. We adopted this standard in 2025 using a prospective transition method.

Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which will require us to disclose disaggregated information about certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

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

Fair value measurements for the Company’s cash and cash equivalents are classified as Level 1 measurements because such measurements are based upon quoted market prices in active markets for identical assets.

4. INVESTMENTS

Below is a summary of the amortized cost and estimated market values of our marketable securities as of December 31, 2025 and 2024. The estimated market values provided are Level 2 valuations as defined by ASC 820.

	2025		2024
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$1,425	$1,424	$852	$848
Due from one through five years	1,726	1,730	2,692	2,677
Due from six through ten years	1,734	1,694	2,837	2,749
Total	$4,885	$4,848	$6,381	$6,274

The unrealized gains and losses on marketable securities at December 31, 2025 and 2024 were as follows:

	2025		2024
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

	(Dollars in thousands)
Marketable securities	$9	$(46)	$5	$(112)

During 2025, we sold a held-to-maturity debt security with a face value of $0.4 million prior to its maturity. The sale resulted in an immaterial realized loss, which was recorded within selling and administrative expenses in the Consolidated Statements of Earnings. The sale was prompted by a deterioration in the creditworthiness of the issuer and was made to minimize potential future losses. This transaction does not represent a change in our intent or ability to hold our remaining held-to-maturity debt securities until maturity.

At each reporting date, we review our investments to determine whether a decline in fair value below the amortized cost basis is other-than-temporary. To determine whether a decline in value is other-than-temporary, we consider all available evidence, including our overall financial condition, the severity and duration of the decline in fair value, and our intent and ability to hold the investment for a reasonable period of time sufficient for any forecasted recovery. If a decline in value is deemed other-than-temporary, we record a reduction in the carrying value to the estimated fair value. We reviewed our portfolio of investments as of December 31, 2025 and 2024 and determined that no other-than-temporary market value impairment exists.

5. INVENTORIES

At December 31, 2025 and 2024, inventories consisted of:

	2025	2024

	(Dollars in thousands)
Finished shoes	$93,195	$93,064
LIFO reserve	(27,308)	(19,052)
Total inventories	$65,887	$74,012

Finished shoes included inventory in-transit of $13.6 million and $20.7 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, 93% and 91% of inventories, respectively, were valued using the LIFO method of accounting while 7% and 9%, respectively, were valued using the FIFO method of accounting.

During 2025, there were liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of fiscal 2025 purchases; the effect of these liquidations decreased cost of sales by $0.3 million. During 2024, there were liquidations of LIFO inventory quantities carried at higher costs prevailing in prior years compared to the cost of fiscal 2024 purchases; the effect of these liquidations increased cost of sales by $0.4 million.

6. PROPERTY, PLANT AND EQUIPMENT, NET

At December 31, 2025 and 2024, property, plant and equipment consisted of:

	2025	2024

	(Dollars in thousands)
Land and land improvements	$3,898	$3,898
Buildings and improvements	32,204	32,204
Machinery and equipment	40,036	38,959
Retail fixtures and leasehold improvements	5,248	4,268
Construction in progress	637	971
Property, plant and equipment	82,023	80,300
Less: Accumulated depreciation	(54,609)	(52,120)
Property, plant and equipment, net	$27,414	$28,180

7. LEASES

We lease retail shoe stores, as well as several office and distribution facilities worldwide. The leases have original lease periods expiring between 2026 and 2031.  Many leases include one or more options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement.  Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of our operating lease costs were as follows:

	Twelve Months Ended December 31,
	2025	2024

	(Dollars in thousands)
Operating lease costs	$4,648	$4,421
Total lease costs	$4,648	$4,421

Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts. In 2025, variable lease costs were $2.2 million.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of December 31, 2025:

Operating Leases
(Dollars in thousands)
2026	$4,712
2027	3,005
2028	1,941
2029	1,362
2030	450
Thereafter	24
Total lease payments	11,494
Less: imputed interest	(703)
Present value of operating lease liabilities	$10,791

The operating lease liabilities were classified in the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2025	2024

	(Dollars in thousands)
Operating lease liabilities - current	$4,354	$4,033
Operating lease liabilities - non-current	6,437	7,034
Total	$10,791	$11,067

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.90% and 4.67% in 2025 and 2024, respectively.  As of December 31, 2025 and 2024, our leases had a weighted-average remaining lease term of 3.0 years and 3.1 years, respectively.

Supplemental cash flow information related to our operating leases is as follows:

	Twelve Months Ended December 31,
	2025	2024

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$5,185	$4,725
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$3,763	$2,533

8. INTANGIBLE ASSETS

Our indefinite-lived intangible assets, comprised of goodwill and trademarks, are predominantly recorded in our Wholesale segment. These assets were recorded in the Consolidated Balance Sheets as follows:

	December 31,	December 31,
	2025	2024

	(Dollars in thousands)
Indefinite-lived intangibles:
Goodwill	$12,317	$12,317
Trademarks	32,868	32,868
Total	$45,185	$45,185

We evaluate goodwill and indefinite lived intangible assets for impairment annually as of December 31 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. In 2025 and 2024, we completed qualitative assessments for goodwill noting no indicators of impairment. Accordingly, we did not record goodwill impairment charges for any of our reporting units in 2025 or 2024, nor has there ever been an impairment on this goodwill.

As of December 31, 2025, our trademark balance consisted of the Florsheim and BOGS trademarks. For the Florsheim trademark, we performed qualitative assessments as of December 31, 2025 and 2024, noting no indicators of impairment.  For the BOGS trademark, given the brand’s reduced sales during its key selling season (the third and fourth quarters), we determined potential impairment indicators were present and that a quantitative impairment test was warranted as of December 31, 2025. For this assessment, we estimated the fair value of the BOGS trademark based on an Income Approach using the Relief-from-Royalty Method. Based on the results of this assessment, we concluded that the fair value of the BOGS trademark exceeded its carrying value, and no impairment was recorded.  We performed a similar quantitative assessment for the BOGS trademark as of December 31, 2024, noting no impairment.

Our trademark balance previously included the Forsake trademark; however, its remaining carrying value was written off in 2024. The related impairment charge of $0.3 million was recorded within selling and administrative expenses in the Consolidated Statements of Earnings.

Our amortizable intangible assets, which were included within other assets in the Consolidated Balance Sheets, consisted of the following:

		December 31, 2025			December 31, 2024
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets
Customer relationships	15	$3,500	$(3,461)	$39	$3,500	$(3,227)	$273
Total amortizable intangible assets		$3,500	$(3,461)	$39	$3,500	$(3,227)	$273

Amortization expense related to the intangible assets was $0.2 million in both 2025 and 2024. Excluding the impact of any future acquisitions, we anticipate amortization expense will be nominal in 2026, as the related asset will be fully amortized during the year.

9. OTHER ASSETS

Other assets included the following amounts at December 31, 2025 and 2024:

	2025	2024

	(Dollars in thousands)
Cash surrender value of life insurance	$22,147	$21,306
Amortizable intangible assets, net (See Note 8)	39	273
Investment in real estate	1,729	1,705
Pension Plan Assets (See Note 11)	3,257	—
Other	744	976
Total other assets	$27,916	$24,260

We have life insurance policies on five current and former executives. Upon death of the insured executives, the approximate benefit we would receive is $23.3 million in aggregate as of December 31, 2025.

On May 1, 2013, we purchased a 50% interest in a building in Montreal, Canada for approximately $3.2 million. The remaining 50% interest is owned by a related party. The building, which is classified as an investment in real estate in the above table, serves as our Canadian office and distribution center. The purchase was accounted for as an equity-method investment under ASC 323, Investments – Equity Method and Joint Ventures, and continues to be accounted for under the equity method of accounting. Rent and occupancy costs paid by the Company to the joint venture totaled $0.7 million in both 2025 and 2024. Distributions received by the Company from the joint venture totaling $0.2 million and $0.3 million, in 2025 and 2024, respectively. There were nominal receivable balances due to the Company from the joint venture at both December 31, 2025, and 2024.

10. SHORT-TERM BORROWINGS

On September 26, 2025, we amended our line of credit agreement. The Amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 25, 2026 and reduced the interest rate margin applicable to amounts outstanding by 15 basis points. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million, and amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 110 basis points. The Amended Credit Agreement is secured by a lien against our general business assets, and contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At December 31, 2025 and 2024, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

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

Our pension plan’s weighted average asset allocation at December 31, 2025 and 2024, by asset category, was as follows:

	Plan Assets at December 31,
	2025	2024
Asset Category:
Equity Securities	57%	59%
Fixed Income Securities	36%	31%
Other	7%	10%
Total	100%	100%

We have a Retirement Plan Committee, consisting of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, to manage the operations and administration of all benefit plans and related trusts. The committee has an investment policy for the pension plan assets that establishes target asset allocation ranges for the above listed asset classes as follows: equity securities: 20% - 100%; fixed income securities: 20% - 80%; and other, principally cash: 0% - 20%. On a semi-annual basis, the committee reviews progress towards achieving the pension plan’s performance objectives.

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This resulted in the selection of 6.75% as the long-term rate of return on assets assumptions for both 2025 and 2024.

The following discount rates were used to determine the funded status of the pension plans as of December 31, 2025 and 2024:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2025	2024	2025	2024
Discount rate for determining funded status	5.45%	5.65%	5.41%	5.65%

The following is a reconciliation of the change in benefit obligation and plan assets of both the defined benefit pension plan and the unfunded supplemental pension plan for the years ended December 31, 2025 and 2024:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2025	2024	2025	2024

	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$38,493	$40,411	$10,940	$11,609
Service cost	196	427	—	—
Interest cost	1,905	1,995	572	561
Actuarial (gain) loss	(831)	(1,592)	168	(885)
Benefits paid	(2,765)	(2,748)	(346)	(345)
Projected benefit obligation, end of year	$36,998	$38,493	$11,334	$10,940

Change in plan assets
Fair value of plan assets, beginning of year	$39,017	$38,041	$—	$—
Actual return on plan assets	4,199	4,151	—	—
Administrative expenses	(196)	(427)	—	—
Contributions	—	—	346	345
Benefits paid	(2,765)	(2,748)	(346)	(345)
Fair value of plan assets, end of year	$40,255	$39,017	$—	$—
Funded status of plan	$3,257	$524	$(11,334)	$(10,940)

Amounts recognized in the consolidated balance sheets consist of:
Other assets	$3,257	$—	$—	$—
Accrued liabilities - other	—	—	(547)	(528)
Long-term pension liability	—	524	(10,787)	(10,412)
Net amount recognized	$3,257	$524	$(11,334)	$(10,940)

Amounts recognized in accumulated other comprehensive loss consist of:
Accumulated loss, net of income tax benefit of $1,381, $2,012, $223, and $179, respectively	$3,931	$5,729	$634	$510
Prior service cost, net of income tax benefit of $0, $0, $3 and $8, respectively	—	—	9	24
Net amount recognized	$3,931	$5,729	$643	$534

The accumulated benefit obligations of the defined benefit pension plan and supplemental pension plan were equal to the respective plans’ projected benefit obligations, as shown in the above table, at December 31, 2025 and 2024.

Assumptions used in determining pension expense for the years ended December 31, 2025 and 2024 were:

	Defined Benefit Pension Plan		Supplemental Pension Plan
	2025	2024	2025	2024
Discount rate for projected benefit obligation	5.65%	5.15%	5.65%	5.16%
Discount rate for determining interest cost	5.34%	5.08%	5.39%	5.08%
Long-term rate of return on plan assets	6.75%	6.75%	—	—

The components of pension expense for the years ended December 31, 2025 and 2024, were:

	2025	2024

	(Dollars in thousands)
Service cost	$196	$427
Interest cost	2,477	2,556
Expected return on plan assets	(2,530)	(2,437)
Net amortization and deferral	148	416
Pension expense	$291	$962

The components of pension expense other than the service cost component were included in “other expense, net” in the Consolidated Statements of Earnings.

It is our intention to satisfy the minimum funding requirements and maintain at least an 80% funding percentage in our defined benefit retirement plan in future years.  At this time, we expect that any cash contributions necessary to satisfy these requirements in 2026 would not be material.

Projected benefit payments for the plans at December 31, 2025, were estimated as follows:

	Defined Benefit	Supplemental
	Pension Plan	Pension Plan

	(Dollars in thousands)
2026	$2,922	$548
2027	$3,004	$646
2028	$3,037	$897
2029	$2,991	$923
2030	$2,994	$965
2031 - 2035	$13,584	$4,714

The following table summarizes the fair value of pension plan assets at December 31, 2025, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2025
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$16,270	$-	$-	$16,270
Preferred stocks	204	-	-	204
Exchange traded funds	6,619	-	-	6,619
Corporate obligations	-	3,517	-	3,517
Pooled fixed income funds	10,298	-	-	10,298
U.S. government securities	-	588	-	588
Cash and cash equivalents	2,725	-	-	2,725
Total	$36,116	$4,105	$-	$40,221
Other assets (1)				34
Total				$40,255
(1)	This category represents trust receivables that are not leveled.

The following table summarizes the fair value of pension plan assets at December 31, 2024, by asset category within the fair value hierarchy (for further level information, see Note 3):

	December 31, 2024
	Quoted Prices	Significant	Significant
	in Active Markets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Common stocks	$16,838	$—	$—	$16,838
Preferred stocks	205	—	—	205
Exchange traded funds	5,883	—	—	5,883
Corporate obligations	—	3,875	—	3,875
Pooled fixed income funds	7,610	—	—	7,610
U.S. government securities	—	663	—	663
Cash and cash equivalents	3,943	—	—	3,943
Total	$34,479	$4,538	$—	$39,017

We also have a defined contribution plan covering substantially all employees. We contributed $1.1 million to this plan in both 2025 and 2024.

12. COMPREHENSIVE INCOME

The components of accumulated other comprehensive loss as recorded in the Consolidated Balance Sheets were as follows:

	December 31,	December 31,
	2025	2024

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,280)	$(11,671)
Pension liability, net of tax	(4,574)	(6,263)
Total accumulated other comprehensive loss	$(13,854)	$(17,934)

The following table shows changes in accumulated other comprehensive loss, net of tax, during the years ended December 31, 2025 and 2024:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, December 31, 2023	$(7,954)	$(9,357)	$(17,311)
Other comprehensive (loss) income before reclassifications	(3,717)	2,786	(931)
Amounts reclassified from accumulated other comprehensive loss	—	308	308
Net current period other comprehensive (loss) income	(3,717)	3,094	(623)
Balance, December 31, 2024	$(11,671)	$(6,263)	$(17,934)
Other comprehensive income before reclassifications	2,391	1,580	3,971
Amounts reclassified from accumulated other comprehensive loss	—	109	109
Net current period other comprehensive income	2,391	1,689	4,080
Balance, December 31, 2025	$(9,280)	$(4,574)	$(13,854)

The following table shows reclassification adjustments out of accumulated other comprehensive loss during the years ended December 31, 2025 and 2024:

	Amounts reclassified from accumulated
	other comprehensive loss for the year				Affected line item in the
	ended December 31,				statement where net earnings
	2025		2024		is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$20	(1)	$20	(1)	Other expense, net
Actuarial losses	128	(1)	396	(1)	Other expense, net
Total before tax	148		416
Tax benefit	(39)		(108)
Net of tax	$109		$308

(1)	These amounts were included in the computation of pension expense. See Note 11 for additional details.

13. INCOME TAXES

The provision for income taxes included the following components for the year ended December 31, 2025:

2025
(Dollars in thousands)
Current:
Federal	$6,210
State	1,971
Foreign	446
Total	8,627
Deferred:
Federal	(555)
State	(132)
Foreign	1,014
Total	327
Total provision	$8,954

The provision for income taxes included the following components for the year ended December 31, 2024:

2024
(Dollars in thousands)
Current:
Federal	$6,243
State	1,997
Foreign	219
Total	8,459
Deferred:	1,057
Total provision	$9,516

The foreign component of pre-tax earnings was a loss of ($0.7 million) in 2025 compared to earnings of $0.9 million in 2024.

We intend to indefinitely reinvest the earnings of our non-US subsidiaries. Accordingly, no deferred tax liability has been recorded with respect to these subsidiaries. We have evaluated the earnings of our foreign subsidiaries and have concluded that our foreign operations either have earnings that would result in no tax liability if repatriated, or have cumulative losses and, therefore, do not have undistributed earnings for which a deferred tax liability would be required under ASC 740-30. Should these subsidiaries generate cumulative earnings in the future, we will assess our intent and ability to indefinitely reinvest such earnings outside the United States.

As described in Note 2, New Accounting Pronouncements, we have elected to prospectively adopt the guidance in ASU 2023-09, Income Taxes. The following table is a reconciliation of the U.S. federal statutory tax rate of 21 percent to our effective tax rate for the year ended December 31, 2025 in accordance with the guidance of ASU 2023-09.

	2025
(Dollars in thousands)	Amount	Rate
Earnings before provision for income taxes	$32,032

Tax provision at U.S. federal statutory tax rate	6,727	21.0%
State and local taxes, net of federal income tax effect (a)	1,439	4.50
Foreign tax effects
Change in valuation allowance	1,541	4.8
Other	(166)	(0.5)
Effect of cross-border tax laws	(214)	(0.7)
Nontaxable and nondeductible items	(267)	(0.8)
Changes in unrecognized tax benefits	(106)	(0.3)
Provision for income taxes and effective tax rate	$8,954	28.0%

(a)	State taxes in Wisconsin made up greater than 50% of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory tax rate of 21 percent to our effective tax rate for the year ended December 31, 2024, prior to the adoption of ASU 2023-09:

2024
U.S. federal statutory tax rate	21.0%
State income taxes, net of federal tax benefit	4.0
Foreign income tax rate differences	0.9
Share-based compensation	(1.6)
Other	(0.4)
Effective tax rate	23.9%

The components of deferred taxes at December 31, 2025 and 2024 were as follows:

	2025	2024

	(Dollars in thousands)
Deferred income tax assets:
Accounts receivable reserves	$251	$266
Pension liability	2,100	2,708
Accrued liabilities	2,282	1,582
Operating lease liabilities	3,413	3,566
Carryforward losses	2,729	—
Valuation allowance	(3,957)	—
	6,818	8,122
Deferred income tax liabilities:
Inventory and related reserves	(4,254)	(5,140)
Cash value of life insurance	(834)	(753)
Property, plant and equipment	(1,513)	(1,484)
Intangible assets	(10,831)	(10,207)
Prepaid expenses and other assets	(303)	(308)
Operating lease right-of-use assets	(2,911)	(3,115)
	(20,646)	(21,007)
Net deferred income tax liabilities	$(13,828)	$(12,885)

As of December 31, 2025, we had foreign loss carryforwards totaling approximately $9.1 million, all of which relate to operations in Australia. These loss carryforwards have an indefinite carryforward period and are available to offset future foreign taxable income. We have evaluated the realizability of the related deferred tax assets and concluded that it is more likely than not that the foreign loss carryforwards will not be realized. As a result, we have recorded a full valuation allowance against these deferred tax assets as of December 31, 2025.

The net deferred income tax liabilities are classified in the Consolidated Balance Sheets as follows:

	2025	2024

	(Dollars in thousands)
Non-current deferred income tax benefits	$—	$1,037
Non-current deferred income tax liabilities	(13,828)	(13,922)
Net deferred income tax liabilities	$(13,828)	$(12,885)

In accordance with the guidance in ASU 2023-09, below is a summary of income taxes paid, net of refunds, by jurisdiction for the year ended December 31, 2025:

2025
(Dollars in thousands)
U.S. Federal	$4,500
State
Wisconsin	2,000
Other	222
Total U.S. and State	2,222
Foreign	133
Total cash taxes paid	$6,855

For the year ended December 31, 2024, prior to the adoption of ASU 2023-09, cash paid for income taxes, net of refunds, totaled $9.4 million.

Uncertain Tax Positions

We account for our uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 provides that the tax effects from an uncertain tax position can be recognized in our consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.

The following table summarizes the activity related to our unrecognized tax benefits:

	2025	2024

	(Dollars in thousands)
Unrecognized tax benefits balance at January 1,	$640	$608
Increases related to current year tax positions	—	32
Decreases due to lapsing of statute of limitations	(95)	—
Unrecognized tax benefits balance at December 31,	$545	$640

The unrecognized tax benefits at December 31, 2025 and 2024, both included $0.1 million of interest related to such positions. The unrecognized tax benefits, if ultimately recognized, would reduce our annual effective tax rate. The liabilities for potential interest are included in the Consolidated Balance Sheets at December 31, 2025 and 2024.

We file a U.S. federal income tax return, various U.S. state income tax returns and several foreign returns. In general, the 2021 through 2024 tax years remain subject to examination by those taxing authorities.

14. COMMITMENTS AND CONTINGENCIES

At December 31, 2025, we had commitments to purchase $30.2 million of inventory, all of which were due in less than one year.

At December 31, 2025, there were no material unrecorded contingencies.

15. SHARE REPURCHASE PROGRAM

In 1998, our share repurchase program was established. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase.

In 2025, we purchased 176,691 shares at a total cost of $5.3 million through our share repurchase program. In 2024, we purchased 19,841 shares at a total cost of $0.6 million through our share repurchase program.  As of December 31, 2025, there were 672,225 authorized shares remaining under the program.

16. EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2025 and 2024:

	2025	2024

	(In thousands, except per share amounts)
Numerator:
Net earnings	$23,078	$30,320

Denominator:
Basic weighted average shares outstanding	9,472	9,455
Effect of dilutive securities:
Employee share-based awards	93	144
Diluted weighted average shares outstanding	9,565	9,599

Basic earnings per share	$2.44	$3.21

Diluted earnings per share	$2.41	$3.16

Diluted weighted average shares outstanding for 2025 and 2024 excluded share-based awards totaling 164,000 and 272,000, respectively, as the impact of such awards was anti-dilutive.

Unvested restricted stock awards provide holders with dividend rights prior to vesting, however, such rights are forfeitable if the awards do not vest.  As a result, unvested restricted stock awards are not participating securities and are excluded from the computation of earnings per share.

17. SEGMENT INFORMATION

We have two reportable segments: North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”). This structure organizes the business into distinct categories based on sales channels. Our chief operating decision maker (our CEO) regularly reviews segment-level earnings from operations to assess segment performance and to allocate capital and personnel resources to the segments.

In the Wholesale segment, shoes are marketed through more than 10,000 footwear, department and specialty stores, primarily in the United States and Canada.  Licensing revenues are also included in our Wholesale segment.  We have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. In 2025 and 2024, there was no single customer that accounted for or exceeded 10% of our total sales.

In the Retail segment, we operate e-commerce businesses and four brick and mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores.  Retail stores sell our branded footwear, primarily Florsheim, and accessories.

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

	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$215,012	$35,716	$250,728
Licensing revenues	1,742	—	1,742
Net sales - reportable segments	216,754	35,716	252,470
Cost of Sales	135,561	12,249
Selling and administrative expenses	54,579	20,189
Earnings from operations - reportable segments	$26,614	$3,278	$29,892

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$252,470
Other net sales (1)			23,699
Total net sales			$276,169

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$29,892
Other loss from operations (1)			(720)
Total earnings from operations			29,172
Interest income			2,967
Interest expense			(2)
Other expense, net			(105)
Earnings before provision for income taxes			$32,032

	Wholesale	Retail	Total

	(Dollars in thousands)
2024
Product sales	$225,907	$38,701	$264,608
Licensing revenues	2,033	—	2,033
Net sales - reportable segments	227,940	38,701	266,641
Cost of Sales	136,354	13,184
Selling and administrative expenses	60,072	20,210
Earnings from operations - reportable segments	$31,514	$5,307	$36,821

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$266,641
Other net sales (1)			23,649
Total net sales			$290,290

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$36,821
Other loss from operations (1)			(207)
Total earnings from operations			36,614
Interest income			3,681
Interest expense			(15)
Other expense, net			(444)
Earnings before provision for income taxes			$39,836

(1)	Other net sales and losses from operations were derived from our wholesale and retail operations in Australia and South Africa (collectively, “Florsheim Australia”), which do not meet the criteria for separate reportable segment classification. We ceased operations in the Asia-Pacific region in 2023 and completed the wind down of that business in 2024. Accordingly, 2025 operating results of the Other category only reflect the operations of Australia and South Africa.

Transactions between segments consist of sales from the Wholesale to Retail segment. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales were $12.5 million in 2025. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Other financial data by segment is disclosed below. Total assets and capital expenditures are not disclosed because our CEO does not review or allocate resources based on such information.

	2025	2024

	(Dollars in thousands)
Depreciation and amortization(1)
Wholesale(2)	$2,107	$1,802
Retail(2)	29	7
Other(3)	745	674
Total Depreciation and amortization	$2,881	$2,483

(1) The 2025 amount includes $.3 million of amortization expense related to Wholesale, whereas the 2024 amounts exclude amortization expense.

(2) The amounts of depreciation and amortization disclosed by reportable segment are included within segment selling and administrative expenses in the tables above.

(3) Other depreciation and amortization expense was incurred by Florsheim Australia’s operating segments which are not reportable segments.

Geographic Segments

Financial information relating to our business by geographic area was as follows for the years ended December 31, 2025 and 2024:

	2025	2024

	(Dollars in thousands)
Net Sales
United States	$235,256	$248,577
Canada	17,214	18,064
Australia	21,299	20,826
Asia	—	438
South Africa	2,400	2,385
Total	$276,169	$290,290

Long-Lived Assets
United States	$26,632	$73,980
Other(1)	12,768	11,867
	$39,400	$85,847

(1)	In 2025, Other long-lived assets included $10.3 million of assets related to Florsheim Australia.

Net sales attributed to geographic locations are based on the location of the assets producing the sales. Long-lived assets by geographic location consist of property, plant and equipment (net), operating lease ROU assets, and an investment in real estate. In 2025, long-lived assets excluded goodwill and trademarks, whereas in 2024 such assets were included.

18. SHARE-BASED COMPENSATION PLANS

At December 31, 2025 we had two share-based compensation plans: the 2017 Incentive Plan (the “2017 Plan”) and the 2024 Incentive Plan (collectively, “the Plans”). On May 7, 2024, the shareholders of Weyco Group, Inc. approved the 2024 Incentive Plan (the “2024 Plan”) which allows for the grant of up to 1.5 million share-based awards to executives, directors, and other salaried employees. Awards available for grant under the 2024 Plan include restricted stock and options to purchase common stock of the Company, as well as other forms of share-based compensation. Awards are no longer granted under the 2017 Plan; however, awards previously granted under such plan continue in accordance with their terms.

Restricted stock awards were the only form of share-based compensation granted in 2025 and 2024. Restricted stock awards and stock options are valued at fair market value based on the Company’s closing stock price on the grant date. Restricted stock granted in 2025 and 2024 vest ratably over five years. As of December 31, 2025, there were approximately 1.4 million shares remaining available for share-based awards under the 2024 Plan.

Upon vesting of restricted stock or the exercise of stock options, we may withhold shares to satisfy minimum statutory tax withholding requirements. The shares withheld have the effect of share repurchases by the Company as they reduce the number of shares that would have otherwise been issued. These transactions are accounted for as net share settlements and do not impact total compensation expense. During 2025, we withheld approximately 41,000 shares in connection with net share settlements. Cash paid for employees’ tax obligations to taxing authorities totaled $0.2 million and $0.4 million in 2025 and 2024, respectively; such payments were reflected as a financing activity in the consolidated statements of cash flows.

In accordance with ASC 718, share-based compensation expense of $1.7 million and $1.5 million was recognized in 2025 and 2024, respectively, for stock options and restricted stock awards granted since 2020. An estimate of forfeitures, based on historical data, was included in the calculation of share-based compensation.

At December 31, 2025, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2021 through 2023 which is expected to be recognized over the weighted-average remaining vesting period of 2.1 years. At December 31, 2024, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options granted in the years 2020 through 2023 which was expected to be recognized over the weighted-average remaining vesting period of 2.9 years.

The following tables summarize our stock option activity during the years ended December 31, 2025 and 2024:

Stock Options

	Years ended December 31,
	2025		2024
		Weighted Average		Weighted Average
Stock Options	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	563,760	$25.98	967,217	$26.22
Granted	—	—	—	—
Exercised	(44,685)	24.07	(389,597)	26.53
Forfeited or expired	(6,370)	26.35	(13,860)	26.61
Outstanding at end of year	512,705	$26.15	563,760	$25.98

Exercisable at end of year	353,064	$26.03	281,429	$26.50

	Weighted Average Remaining
	Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2025	5.4	$2,688,000
Exercisable - December 31, 2025	4.7	$2,019,000

The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on December 31, 2025 of $30.59 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

Non-vested Stock Options

		Weighted Average	Weighted Average
	Number of Options	Exercise Price	Fair Value
Non-vested - December 31, 2023	442,388	$24.93	$5.28
Granted	—	—	—
Vested	(150,057)	23.38	4.52
Forfeited	(10,000)	25.60	5.73
Non-vested - December 31, 2024	282,331	25.46	5.66
Granted	—	—	—
Vested	(117,340)	24.15	4.89
Forfeited	(5,350)	26.33	6.18
Non-vested - December 31, 2025	159,641	$26.40	6.22

The following table summarizes information about outstanding and exercisable stock options at December 31, 2025:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number of	Remaining	Weighted	Number of	Weighted
	Options	Contractual Life	Average	Options	Average
Range of Exercise Prices	Outstanding	(in Years)	Exercise Price	Exercisable	Exercise Price
$18.00	81,470	4.7	$18.00	81,470	$18.00
$23.38 to $25.79	243,984	6.4	$24.79	133,951	$24.37
$27.94 to $37.22	187,251	4.5	$31.45	137,643	$32.40
	512,705	5.4	$26.15	353,064	$26.03

The following table summarizes our stock option activity for the years ended December 31:

	2025	2024

	(Dollars in thousands)
Total intrinsic value of stock options exercised	$281	$3,706
Net proceeds from stock option exercises	$5	$51
Income tax benefit from the exercise of stock options	$73	$964
Total fair value of stock options vested	$574	$678

Restricted Stock

The following table summarizes our restricted stock award activity during the years ended December 31, 2025 and 2024:

	Shares of Restricted	Weighted Average
	Stock	Grant Date Fair Value
Non-vested - December 31, 2023	69,090	$25.54
Issued	54,855	34.65
Vested	(30,255)	24.86
Forfeited	(725)	27.54
Non-vested - December 31, 2024	92,965	$31.12
Issued	65,350	30.04
Vested	(34,881)	29.27
Forfeited	(2,895)	31.54
Non-vested - December 31, 2025	120,539	$31.06

At December 31, 2025, we expected 120,539 shares of restricted stock to vest over a weighted-average remaining contractual term of 3.8 years. These shares had an aggregate intrinsic value of $3.7 million at December 31, 2025. The aggregate intrinsic value was calculated using the market value of our Company’s common stock on December 31, 2025 of $30.59 multiplied by the number of non-vested restricted shares outstanding. The income tax benefit from the vesting of restricted stock for the years ended December 31 was $0.3 million in both 2025 and 2024.

19. VALUATION AND QUALIFYING ACCOUNTS

	Deducted from Assets
	Credit	Returns and
	Losses	Allowances	Total

	(Dollars in thousands)
BALANCE, DECEMBER 31, 2023	$1,493	$1,017	$2,510
Add - Additions charged to earnings	110	4,781	4,891
Deduct - Charges for purposes for which reserves were established	(415)	(4,846)	(5,261)
BALANCE, DECEMBER 31, 2024	$1,188	$952	$2,140
Add - Additions charged to earnings	78	6,280	6,358
Deduct - Charges for purposes for which reserves were established	(224)	(5,883)	(6,107)
BALANCE, DECEMBER 31, 2025	$1,042	$1,349	$2,391

20. SUBSEQUENT EVENT

In early 2025, the U.S. imposed reciprocal and retaliatory (“incremental”) tariffs on imported goods. Throughout 2025, incremental tariffs increased the cost of our products, resulting in gross margin compression.

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, invalidating the statutory basis for incremental tariffs enacted since February 2025. The matter has been remanded to the Court of International Trade for further proceedings, including issues relating to implementation and potential refunds. We paid approximately $16 million of incremental tariffs in 2025. In December 2025, we filed a lawsuit seeking a refund for amounts paid in connection with the incremental tariffs imposed pursuant to IEEPA.

The President responded to the ruling by announcing the implementation of a 10% across-the-board tariff under a separate statutory authority. The Administration has indicated that rates could be increased, subject to statutory limits. Certain other tariffs imposed under authorities independent of IEEPA remain in effect. U.S. trade policies remain fluid and unpredictable, creating near-term gross margin uncertainty. We have mitigation strategies in place and will continue to adjust as needed in response to future policy developments.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting for the Company.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on the assessment, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.

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

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of December 31, 2025, as stated in its report herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Weyco Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Weyco Group, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 13, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

March 13, 2026

ITEM 9B    OTHER INFORMATION

(a)	None
(b)	During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is set forth within Part I, “Information About Executive Officers” of this Annual Report on Form 10-K and within our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2026 (the “2026 Proxy Statement”) in sections entitled “Proposal One: Election of Directors,” “Delinquent Section 16(a) Reports,” “Audit Committee,” “Code of Business Ethics,” and “Insider Trading Policy and Other Governance Matters,” and is incorporated herein by reference. Also available on our website are various documents relating to our corporate governance, including our “Code of Business Ethics.”

ITEM 11     EXECUTIVE COMPENSATION

Information required by this Item is set forth in our 2026 Proxy Statement in sections entitled “Summary Compensation Table,” “Outstanding Equity Awards at December 31, 2025,” “Pension Benefits,” “Employment Contracts and Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Equity Grant and Approval of Timing Practices,” and is incorporated herein by reference.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Information required by this Item is set forth in our 2026 Proxy Statement in the sections entitled “Security Ownership of Management and Others” and is incorporated herein by reference.

The following table provides information about our equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
	Number of	Weighted-Average	Number of Securities Remaining
	Securities to be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of Outstanding	Outstanding Options,	Equity Compensation Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	512,705	$ 26.15	1,379,795
Equity compensation plans not approved by shareholders	-	-	-
Total	512,705	$ 26.15	1,379,795

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is set forth within Part I, “Information About Executive Officers” and Part II, Item 8 “Financial Statements and Supplementary Data” (Footnote 9 – “Other Assets”) of this Annual Report on Form 10-K, and in our 2026 Proxy Statement in sections entitled “Transactions with Related Persons” and “Director Independence,” and is incorporated herein by reference.

ITEM 14     PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is set forth in our 2026 Proxy Statement in the sections entitled “Audit and Non-Audit Fees,” and “Pre-Approval Policy”, and are incorporated herein by reference.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements - See the consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” in this 2025 Annual Report on Form 10-K.
(2)	Financial Statement Schedules – Financial statement schedules have been omitted because information required in these schedules is included in the Notes to Consolidated Financial Statements.

(b)	List of Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
3.1	Articles of Incorporation as Restated August 29, 1961, and Last Amended February 16, 2005	Exhibit 3.1 to Form 10-K for Year Ended December 31, 2004

3.2	Amended and Restated Bylaws of Weyco Group, Inc., as amended March 4, 2025	Exhibit 3.1 to Form 8-K filed March 5, 2025

4.1	Description of Securities of the Registrant	Exhibit 4.1 to Form 10-K for Year Ended December 31, 2019

10.1*	Consulting Agreement - Thomas W. Florsheim, dated December 28, 2000	Exhibit 10.1 to Form 10-K for Year Ended December 31, 2001

10.2*	Employment Agreement (Renewal) - Thomas W. Florsheim, Jr., dated January 1, 2026	Exhibit 10.1 to Form 8-K filed January 5, 2026

10.3*	Employment Agreement (Renewal) - John W. Florsheim, dated January 1, 2026	Exhibit 10.2 to Form 8-K filed January 5, 2026

10.4*	Excess Benefits Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.8 to Form 10-K for Year Ended December 31, 2016

10.5*	Pension Plan — Amended and Restated Effective January 1, 2006	Exhibit 10.7 to Form 10-K for Year Ended December 31, 2006

10.5a*	Second Amendment to Weyco Group, Inc. Pension Plan, dated November 7, 2016	Exhibit 10.2 to Form 10-Q for the Quarter Ended September 30, 2016

10.6*	Deferred Compensation Plan - Amended Effective as of January 1, 2008, and further Amended Effective December 31, 2016	Exhibit 10.10 to Form 10-K for Year Ended December 31, 2016

10.7a	Credit Agreement, dated as of November 4, 2020, between Weyco Group, Inc. and Associated Bank National Association	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2020

10.7b	First Amendment to Credit Agreement, dated November 4, 2021	Exhibit 10.1 to Form 10-Q for Quarter Ended September 30, 2021
10.7c	Second Amendment to Credit Agreement, dated September 28, 2022	Exhibit 10.9 to Form 8-K filed September 30, 2022
10.7d	Third Amendment to Credit Agreement, dated September 28, 2023	Exhibit 10.9 to Form 8-K filed September 29, 2023
10.7e	Fourth Amendment to Credit Agreement, dated September 27, 2024	Exhibit 10.1 to Form 8-K filed October 1, 2024
10.7f	Fifth Amendment to Credit Agreement, dated September 26, 2025	Exhibit 10.1 to Form 8-K filed October 1, 2025

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.8*	Weyco Group, Inc. 2017 Incentive Plan	Appendix A of the Weyco Group, Inc. Definitive Proxy Statement for its 2017 Annual Meeting, as filed with the SEC on March 31, 2017

10.9*	Weyco Group, Inc. 2024 Incentive Plan	Appendix A of the Weyco Group, Inc. Definitive Proxy Statement for its 2024 Annual Meeting, as filed with the SEC on April 5, 2024

10.10a*	Second Amendment to Weyco Group, Inc. 2024 Incentive Plan, dated August 5, 2025	Exhibit 10.1 to Form 10-Q for Quarter Ended June 30, 2025

10.10b*	Form of non-qualified stock option agreement for the Weyco Group, Inc. 2024 Incentive Plan	Exhibit 10.2 to Form 10-Q for Quarter Ended June 30, 2024

10.10c*	Form of restricted stock agreement for the Weyco Group, Inc. 2024 Incentive Plan	Exhibit 10.3 to Form 10-Q for Quarter Ended June 30, 2024

10.10d*	Form of restricted stock agreement for the Weyco Group, Inc. 2024 Incentive Plan	Exhibit 10.4 to Form 10-Q for Quarter Ended June 30, 2024

16	Letter from Baker Tilly US, LLP addressed to the SEC, dated November 5, 2024	Exhibit 16.1 to Form 8-K filed November 5, 2024

19	Weyco Group, Inc. Insider Trading Policy	Exhibit 19 to Form 10-K for Year Ended December 31, 2024

21	Subsidiaries of the Registrant		X

23.1	Consent of Deloitte & Touche LLP		X

23.2	Consent of Baker Tilly US, LLP		X
24	Power of Attorney	Signatures page	X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

97	Weyco Group, Inc. Executive Officer Compensation Recovery Policy	Exhibit 97 to Form 10-K for Year Ended December 31, 2023

101

The following financial information from Weyco Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Earnings for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Equity for the years ended December 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

X

104	The cover page from the Company's Annual Report on Form 10-K for the year-ended December 31, 2025, formatted in iXBRL (included in Exhibit 101).	X

* Management contract or compensatory plan or arrangement

ITEM 16     FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEYCO GROUP, INC.

By	/s/ Judy Anderson	March 13, 2026
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of March 13, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

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

/s/ Stephanie Liebl
Stephanie Liebl, VP of Finance
(Principal Accounting Officer)

/s/ Tina Chang
Tina Chang, Director

/s/ Cory L. Nettles
Cory L. Nettles, Director

/s/ Frederick P. Stratton, Jr.
Frederick P. Stratton, Jr., Director

/s/ Becky Kryger
Becky Kryger, Director