Form 10-Q
period 2026-03-31
WEYCO GROUP INC
filed 2026-05-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐ No ☒

As of April 27, 2026, there were 9,532,202 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared by Weyco Group, Inc. (“we,” “our,” “us,” and the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Please read these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in our latest Annual Report on Form 10-K.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$89,036	$96,006
Marketable securities, at amortized cost	1,727	1,425
Accounts receivable, net	39,313	38,899
Inventories	50,538	65,887
Prepaid expenses and other current assets	2,602	3,218
Total current assets	183,216	205,435

Marketable securities, at amortized cost	3,160	3,460
Property, plant and equipment, net	27,375	27,414
Operating lease right-of-use assets	9,278	10,257
Goodwill	12,317	12,317
Trademarks	32,868	32,868
Other assets	28,044	27,916
Total assets	$296,258	$319,667

LIABILITIES AND EQUITY:
Accounts payable	$5,227	$11,198
Dividend payable	—	21,385
Operating lease liabilities	4,028	4,354
Accrued liabilities	10,143	11,062
Accrued income tax payable	2,772	638
Total current liabilities	22,170	48,637

Deferred income tax liabilities	13,796	13,828
Long-term pension liability	10,510	10,787
Operating lease liabilities	5,757	6,437
Other long-term liabilities	382	410
Total liabilities	52,615	80,099

Common stock	9,532	9,532
Capital in excess of par value	74,413	73,967
Reinvested earnings	173,437	169,923
Accumulated other comprehensive loss	(13,739)	(13,854)
Total equity	243,643	239,568
Total liabilities and equity	$296,258	$319,667

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share amounts)

Net sales	$68,005	$68,030
Cost of sales	37,939	37,655
Gross earnings	30,066	30,375

Selling and administrative expenses	22,562	23,344
Earnings from operations	7,504	7,031

Interest income	685	634
Interest expense	(4)	(1)
Other income (expense), net	157	(127)

Earnings before provision for income taxes	8,342	7,537

Provision for income taxes	2,221	1,994

Net earnings	$6,121	$5,543

Weighted average shares outstanding
Basic	9,412	9,548
Diluted	9,509	9,664

Earnings per share
Basic	$0.65	$0.58
Diluted	$0.64	$0.57

Cash dividends declared (per share)	$0.27	$0.26

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)

Net earnings	$6,121	$5,543

Other comprehensive income, net of tax:
Foreign currency translation adjustments	100	192
Pension liability adjustments	15	41
Other comprehensive income	115	233

Comprehensive income	$6,236	$5,776

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2026	2025

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6,121	$5,543
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	633	532
Amortization	50	65
Bad debt expense	1	140
Deferred income taxes	(58)	(33)
Net foreign currency transaction (gains) losses	(90)	67
Share-based compensation expense	434	427
Pension (benefit) expense	(18)	120
Increase in cash surrender value of life insurance	(120)	(110)
Changes in operating assets and liabilities -
Accounts receivable	(420)	(2,441)
Inventories	15,350	5,827
Prepaid expenses and other assets	575	(84)
Accounts payable	(5,971)	(3,579)
Accrued liabilities and other	(1,189)	(4,292)
Accrued income taxes	2,133	1,947
Net cash provided by operating activities	17,431	4,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(554)	(417)
Net cash used for investing activities	(554)	(417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(23,926)	(2,482)
Shares purchased and retired	(34)	(732)
Net proceeds from stock options exercised	13	—
Net cash used for financing activities	(23,947)	(3,214)

Effect of exchange rate changes on cash and cash equivalents	100	85

Net (decrease) increase in cash and cash equivalents	$(6,970)	$583

CASH AND CASH EQUIVALENTS at beginning of period	96,006	70,963

CASH AND CASH EQUIVALENTS at end of period	$89,036	$71,546

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$127	$71
Interest paid	$4	$1

NON-CASH FINANCING ACTIVITY:
Settlement of dividend payable with prefunded dividend	$—	$21,579

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2026, may not necessarily be indicative of the results for the full year.

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

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share amounts)
Numerator:
Net earnings	$6,121	$5,543

Denominator:
Basic weighted average shares outstanding	9,412	9,548
Effect of dilutive securities:
Employee share-based awards	97	116
Diluted weighted average shares outstanding	9,509	9,664

Basic earnings per share	$0.65	$0.58

Diluted earnings per share	$0.64	$0.57

Diluted weighted average shares outstanding for the three months ended March 31, 2026 and 2025, excluded share-based awards totaling 120,000 and 62,000, respectively, as the impact of such awards was anti-dilutive.

4.    Investments

All our marketable securities are classified as held-to-maturity debt securities and reported at amortized cost pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, as we have both the intent and ability to hold these investments to maturity.

Below is a summary of the amortized cost and the estimated market values of our marketable securities as of March 31, 2026, and December 31, 2025.

	March 31, 2026		December 31, 2025
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$1,727	$1,728	$1,425	$1,424
Due from one through five years	1,426	1,429	1,726	1,730
Due from six through ten years	1,734	1,672	1,734	1,694
Total	$4,887	$4,829	$4,885	$4,848

The unrealized gains and losses on marketable securities at March 31, 2026, and at December 31, 2025, were as follows:

	March 31, 2026		December 31, 2025
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$7	$(65)	$9	$(46)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of March 31, 2026, and determined that no other-than-temporary market value impairment exists.

5.    Intangible Assets

Our indefinite-lived intangible assets, comprised of goodwill and trademarks, are predominantly recorded in our North American Wholesale segment. There were no changes in the carrying value of our goodwill and trademarks during the three months ended March 31, 2026. Our amortizable intangible assets, which became fully amortized during the period, were included within other assets in the Condensed Consolidated Balance Sheets, and consisted of the following:

		March 31, 2026			December 31, 2025
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	15	$3,500	$(3,500)	$—	$3,500	$(3,461)	$39
Total amortizable intangible assets		$3,500	$(3,500)	$—	$3,500	$(3,461)	$39

Amortization expense related to the intangible assets was $39,000 and $58,000 in the first quarters of 2026 and 2025, respectively.

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

Three Months Ended
March 31,	Wholesale	Retail	Total

	(Dollars in thousands)
2026
Product sales	$53,133	$8,816	$61,949
Licensing revenues	443	—	443
Net sales - reportable segments	53,576	8,816	62,392
Cost of sales	32,866	2,992
Selling and administrative expenses	13,757	5,064
Earnings from operations - reportable segments	$6,953	$760	$7,713

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$62,392
Other net sales (1)			5,613
Total net sales			$68,005

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$7,713
Other loss from operations (1)			(209)
Total earnings from operations			7,504
Interest income			685
Interest expense			(4)
Other income, net			157
Earnings before provision for income taxes			$8,342

Three Months Ended
March 31,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$53,779	$8,666	$62,445
Licensing revenues	494	—	494
Net sales - reportable segments	54,273	8,666	62,939
Cost of sales	32,863	2,892
Selling and administrative expenses	14,774	5,152
Earnings from operations - reportable segments	$6,636	$622	$7,258

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$62,939
Other net sales (1)			5,091
Total net sales			$68,030

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$7,258
Other loss from operations (1)			(227)
Total earnings from operations			7,031
Interest income			634
Interest expense			(1)
Other expense, net			(127)
Earnings before provision for income taxes			$7,537

(1) Other net sales and losses from operations were derived from our retail and wholesale operations in Australia and South Africa (collectively, “Florsheim Australia”), which do not meet the criteria for separate reportable segment classification.

Transactions between segments consist of sales from the Wholesale to Retail segment. Intersegment sales are valued at the cost of inventory plus an estimated cost to ship the products. Intersegment sales were $3.0 million in the first quarter of 2026. Intersegment sales have been eliminated and are excluded from net sales in the above table.

Other financial data by segment is disclosed below. Total assets and capital expenditures are not disclosed because our CEO does not review or allocate resources based on such information.

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Depreciation and amortization
Wholesale (2)	$497	$422
Retail (2)	12	2
Other (3)	174	173
Total depreciation and amortization	$683	$597

(2) The amounts of depreciation and amortization disclosed by reportable segment are included within segment selling and administrative expenses in the tables above.

(3) Other depreciation and amortization was incurred by Florsheim Australia’s operating segments which are not reportable segments.

7.    Employee Retirement Plans

The components of pension expense were as follows:

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Service cost	$48	$58
Interest cost	567	635
Expected return on plan assets	(653)	(628)
Net amortization and deferral	20	55
Pension (benefit) expense	$(18)	$120

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

The components of our operating lease costs were as follows:

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Operating lease costs	$1,165	$1,081
Total lease costs	$1,165	$1,081

Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts. For the three months ended March 31, 2026, variable lease costs were $0.4 million.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of March 31, 2026:

Operating Leases
(Dollars in thousands)
2026, excluding the quarter ended March 31, 2026	$3,391
2027	3,005
2028	1,941
2029	1,361
2030	450
Thereafter	24
Total lease payments	10,172
Less: imputed interest	(387)
Present value of operating lease liabilities	$9,785

The operating lease liabilities were classified in the Condensed Consolidated Balance Sheets as follows:

	March 31,	December 31,
	2026	2025

	(Dollars in thousands)
Operating lease liabilities - current	$4,028	$4,354
Operating lease liabilities - non-current	5,757	6,437
Total	$9,785	$10,791

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.92%. As of March 31, 2026, our leases had a weighted-average remaining lease term of 2.9 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended March 31,
	2026	2025

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,320	$1,213
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$—	$1,783

9.    Income Taxes

The effective tax rates for the three months ended March 31, 2026 and 2025 were 26.6% and 26.5%, respectively. These rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes.

10.  Share-Based Compensation Plans

During the three months ended March 31, 2026, we recognized $434,000 of compensation expense associated with stock option and restricted stock awards granted in years 2021 through 2025. During the three months ended March 31, 2025, we recognized $427,000 of compensation expense associated with stock option and restricted stock awards granted in years 2020 through 2024.

The following table summarizes our stock option activity for the three-month period ended March 31, 2026:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
Stock Options	Shares	Price	Term (In Years)	(In Thousands)
Outstanding at January 1, 2026	512,705	$26.15
Granted	—	—
Exercised	(4,850)	24.94
Forfeited or expired	(1,790)	26.35
Outstanding at March 31, 2026	506,065	$26.16	5.2	$3,301
Exercisable at March 31, 2026	348,214	$26.05	4.5	$2,410

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on March 31, 2026 of $32.05 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the three-month period ended March 31, 2026:

			Weighted
		Weighted	Average	Aggregate
	Shares of	Average	Remaining	Intrinsic
	Restricted	Grant Date	Contractual	Value*
Restricted Stock	Stock	Fair Value	Term (In Years)	(In Thousands)
Non-vested - January 1, 2026	120,539	$31.06
Granted	—	—
Vested	—	—
Forfeited	(690)	31.91
Non-vested - March 31, 2026	119,849	$31.06	3.6	$3,841

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our Company’s common stock on March 31, 2026 of $32.05 multiplied by the number of non-vested restricted shares outstanding.

11.  Short-Term Borrowings

At March 31, 2026, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets and expires on September 25, 2026. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 110 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At March 31, 2026 and December 31, 2025, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

12. Financial Instruments

At March 31, 2026, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $3.0 million U.S. dollars at a price of approximately $4.3 million Australian dollars. These contracts all expire in 2026. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

13.  Comprehensive Income

The components of accumulated other comprehensive loss as recorded in the Condensed Consolidated Balance Sheets were as follows:

	March 31,	December 31,
	2026	2025

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,180)	$(9,280)
Pension liability, net of tax	(4,559)	(4,574)
Total accumulated other comprehensive loss	$(13,739)	$(13,854)

The following tables show changes in accumulated other comprehensive loss, net of tax, during the three months ended March 31, 2026 and 2025:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2026	$(9,280)	$(4,574)	$(13,854)
Other comprehensive income before reclassifications	100	—	100
Amounts reclassified from accumulated other comprehensive loss	—	15	15
Net current period other comprehensive income	100	15	115
Balance, March 31, 2026	$(9,180)	$(4,559)	$(13,739)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2025	$(11,671)	$(6,263)	$(17,934)
Other comprehensive income before reclassifications	192	—	192
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	192	41	233
Balance, March 31, 2025	$(11,479)	$(6,222)	$(17,701)

The following table shows reclassification adjustments out of accumulated other comprehensive loss, net of tax, during the three months ended March 31, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected line item in the
	Three Months Ended March 31,				statement where net
	2026		2025		earnings is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$3	(1)	$5	(1)	Other income (expense), net
Actuarial losses	17	(1)	50	(1)	Other income (expense), net
Total before tax	20		55
Tax benefit	(5)		(14)		Provision for income taxes
Net of tax	$15		$41

(1)	These amounts were included in the computation of pension (benefit) expense. See Note 7 for additional details.

14.  Equity

The following table reconciles our equity for the three months ended March 31, 2026:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2026	$9,532	$73,967	$169,923	$(13,854)
Net earnings	—	—	6,121	—
Foreign currency translation adjustments	—	—	—	100
Pension liability adjustment, net of tax	—	—	—	15
Cash dividends declared ($0.27 per share)	—	—	(2,574)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	2	11	—	—
Restricted stock forfeited	(1)	1
Share-based compensation expense	—	434	—	—
Shares purchased and retired	(1)	—	(33)	—
Balance, March 31, 2026	$9,532	$74,413	$173,437	$(13,739)

The following table reconciles our equity for the three months ended March 31, 2025:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2025	$9,643	$72,577	$181,299	$(17,934)
Net earnings	—	—	5,543	—
Foreign currency translation adjustments	—	—	—	192
Pension liability adjustment, net of tax	—	—	—	41
Cash dividends declared ($0.26 per share)	—	—	(2,506)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	427	—	—
Shares purchased and retired	(25)	—	(707)	—
Balance, March 31, 2025	$9,619	$73,003	$183,629	$(17,701)

15.   Subsequent Event

In February 2025, the U.S. imposed reciprocal and retaliatory tariffs on certain imported goods under the International Emergency Economic Powers Act (“IEEPA”).  We paid a total of approximately $19.8 million in IEEPA tariffs in 2025 and the first quarter of 2026. The IEEPA tariffs increased the cost of our products by 19% to 50%, resulting in gross margin compression.

On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not authorize the President to impose tariffs, declaring the IEEPA tariffs invalid. In April 2026, U.S. Customs and Border Protection (“CBP”) commenced a phased process to accept claims for potential refunds of IEEPA tariffs previously paid. The refund process formally opened on April 20, 2026, and on that date, we submitted claims covering our Phase 1 entries totaling $18.6 million. The timing for submitting claims related to our Phase 2 entries, totaling $1.2 million, has not yet been established. The timing and amount of any recoveries remain uncertain and subject to execution by CBP.

Following the U.S. Supreme Court's ruling, the President announced the implementation of a new across-the-board tariff under a separate statutory authority, currently set at 10%, although the scope and rate remain subject to change. U.S. trade policies continue to evolve and remain unpredictable, creating near-term gross margin uncertainty. We have mitigation strategies in place and will continue to adjust, as appropriate, in response to future policy developments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year-ended December 31, 2025, filed on March 13, 2026, which information is incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

We design, market, and distribute quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, and BOGS. Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars.

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations include our retail and wholesale businesses in Australia and South Africa (collectively, “Florsheim Australia”). The majority of our operations are in the United States, and our results are primarily affected by the economic conditions and the retail environment in the United States.

Current Business Trends – Incremental Tariffs

In February 2025, the U.S. imposed reciprocal and retaliatory tariffs on certain imported goods under the International Emergency Economic Powers Act (“IEEPA”).  We paid a total of approximately $19.8 million in IEEPA tariffs in 2025 and the first quarter of 2026. The IEEPA tariffs increased the cost of our products by 19% to 50%, resulting in gross margin compression.

On February 20, 2026, the U.S. Supreme Court ruled that IEEPA does not authorize the President to impose tariffs, declaring the IEEPA tariffs invalid. In April 2026, U.S. Customs and Border Protection (“CBP”) commenced a phased process to accept claims for potential refunds of IEEPA tariffs previously paid. The refund process formally opened on April 20, 2026, and on that date, we submitted claims covering our Phase 1 entries totaling $18.6 million. The timing for submitting claims related to our Phase 2 entries, totaling $1.2 million, has not yet been established. The timing and amount of any recoveries remain uncertain and subject to execution by CBP.

Following the U.S. Supreme Court's ruling, the President announced the implementation of a new across-the-board tariff under a separate statutory authority, currently set at 10%, although the scope and rate remain subject to change. U.S. trade policies continue to evolve and remain unpredictable, creating near-term gross margin uncertainty. We have mitigation strategies in place and will continue to adjust, as appropriate, in response to future policy developments.

EXECUTIVE OVERVIEW

Our overall company sales were flat for the first quarter, with Wholesale segment sales down 1% compared to the first quarter of last year. Given the uncertainty in the economic environment, we believe we are holding our position within our competitive market segments, with Florsheim continuing its strong performance streak.

Our legacy brands, which include Florsheim, Nunn Bush, and Stacy Adams, were collectively flat for the quarter, compared to the first quarter of 2025. The Florsheim brand was up 5%, driven by strong sales in the traditional dress category. While the overall dress footwear market has been trending downward over time, Florsheim has continued to gain market share.

Nunn Bush net sales were flat compared to the first quarter of 2025. We believe the brand is well-positioned as a leading value option in comfort casual and comfort dress footwear in an economy where many consumers are feeling stretched to cover day-to-day expenses.

Our Stacy Adams brand was down 9% compared to the same period last year. At retail, Stacy Adams sell-throughs have been solid; however, we believe retailers are not investing in fashion-dress shoes as they have in the past. This is especially true in department stores and family footwear channels. We are focused on diversifying the Stacy Adams product assortment to be less centered on dress shoes, with more casual offerings that align with today’s lifestyle.

Our BOGS brand was down 11% compared to the same period last year. We anticipate a strong second half of the year, as cold weather and precipitation last winter in the Midwest and East Coast helped clear excess inventory of weather boots. We are also encouraged by the launch of new, less insulated Spring footwear, which is selling well and paving the way for more year-round BOGS business.

Net sales in our retail segment were up 2% compared to the first quarter of 2025, led by strong Florsheim e-commerce sales. In the first quarter of 2025, we were still working through excess inventory across various areas of our branded portfolio. This year, we had less closeout inventory to sell through our websites, resulting in higher web margins as we sold more full-price footwear. We continue to invest in our e-commerce platform to better showcase our brands and drive long-term growth in direct-to-consumer sales.

Florsheim Australia’s net sales were up 10% compared to the first quarter of 2025, but flat in local currency. Consumers in these markets, including: Australia, New Zealand, South Africa, and other Pacific Rim countries, are facing many of the same pressures as in North America. As a result, sales remain somewhat soft. We are focused on keeping expenses in line as we work to return to a growth trajectory.

First Quarter Highlights

Consolidated net sales were $68.0 million, flat compared to net sales in the first quarter of 2025. Consolidated gross earnings were 44.2% of net sales compared to 44.6% of net sales in last year’s first quarter. Earnings from operations totaled $7.5 million for the quarter, up 7% from $7.0 million last year. First quarter net earnings were $6.1 million, or $0.64 per diluted share, in 2026, compared to $5.5 million, or $0.57 per diluted share, in 2025.

Financial Position Highlights

At March 31, 2026, our cash and marketable securities totaled $93.9 million, and we had no debt outstanding on our $40.0 million revolving line of credit. During the first three months of 2026, we generated $17.4 million of cash from operations and used funds to pay $23.9 million in dividends. We also made $0.6 million in capital expenditures during the period.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025	% Change

	(Dollars in thousands)
Net sales	$68,005	68,030	0%
Cost of sales	37,939	37,655	1%
Gross earnings	30,066	30,375	(1)%
Selling and administrative expenses	22,562	23,344	(3)%
Earnings from operations	7,504	7,031	7%

Interest income	685	634	8%
Interest expense	(4)	(1)	NM
Other income (expense), net	157	(127)	NM

Earnings before provision for income taxes	8,342	7,537	11%

Provision for income taxes	2,221	1,994	11%

Net earnings	$6,121	$5,543	10%

NM – Not meaningful

Consolidated net sales remained flat for the quarter, as a 1% decline in Wholesale sales was offset by higher sales in the Retail segment and at Florsheim Australia.

Consolidated gross earnings as a percent of net sales were 44.2% and 44.6% in the first quarters of 2026 and 2025, respectively. The decrease in 2026 was primarily due to higher costs resulting from incremental tariffs, partially offset by selling price increases instituted in the second half of last year. Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Consolidated distribution costs totaled $4.5 million and $5.0 million in the first quarters of 2026 and 2025, respectively.

Consolidated selling and administrative expenses as a percentage of net sales were 33% and 34% in the first quarters of 2026 and 2025, respectively, with expenses down mainly in our Wholesale segment.

Consolidated earnings from operations for the three months ended March 31, 2026, were up 7% compared to the same period one year ago. The increase in 2026 mainly resulted from lower Wholesale selling and administrative expenses.

Interest income for the first quarter increased $0.1 million due mainly to higher cash balances in 2026. Other income (expense), net, primarily includes the non-service cost components of pension (benefit) expense and net gains and losses on foreign currency transactions. The income/expense category improved in the first quarter of 2026, due to decreased pension expense and gains on favorable foreign exchange contracts.

Our effective tax rates for the three months ended March 31, 2026 and 2025 were 26.6% and 26.5%, respectively. See Note 9 to the Consolidated Financial Statements for additional information on income taxes.

Consolidated net earnings for the three months ended March 31, 2026, were up 10% compared to the same period one year ago. The increase mainly resulted from lower selling and administrative expenses in our Wholesale segment this year.

SEGMENT ANALYSIS

Net sales and earnings from operations for our reportable segments and the “other” category for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,		%
	2026	2025	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$53,576	54,273	(1)%
North American Retail	8,816	8,666	2%
Other	5,613	5,091	10%
Total	$68,005	$68,030	(0)%

Earnings from Operations
North American Wholesale	$6,953	6,636	5%
North American Retail	760	622	22%
Other	(209)	(227)	(8)%
Total	$7,504	$7,031	7%

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,		%
	2026	2025	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$11,657	12,771	(9)%
Nunn Bush	10,581	10,611	(0)%
Florsheim	25,178	23,918	5%
BOGS	5,592	6,302	(11)%
Forsake	125	177	(29)%
Total North American Wholesale	$53,133	$53,779	(1)%
Licensing	443	494	(10)%
Total North American Wholesale Segment	$53,576	$54,273	(1)%

Wholesale net sales were $53.6 million for the quarter, down 1% from $54.3 million in the first quarter of 2025. Florsheim’s first quarter sales were up 5%, due to continued success in the dress shoe category. Florsheim’s increase was more than offset by lower sales of the Stacy Adams and BOGS brands, down 9% and 11%, respectively, due to lower retailer demand. Nunn Bush sales remained flat for the quarter.

Earnings from Operations

Wholesale gross earnings as a percent of net sales were 38.7% and 39.4% in the first quarters of 2026 and 2025, respectively. Gross margins for the quarter continued to be negatively impacted by incremental tariffs, partially offset by selling price increases instituted in the second half of last year. Wholesale selling and administrative expenses totaled $13.8 million, or 26% of net sales, for the quarter versus $14.8 million, or 27% of net sales, last year. The decreases in 2026 were largely due to lower employee costs.

Wholesale operating earnings totaled $7.0 million for the quarter, up 5% from $6.6 million in 2025, mainly due to lower selling and administrative expenses.

North American Retail Segment

Net Sales

Net sales in our retail segment, which were generated mainly through our e-commerce websites, totaled $8.8 million for the quarter, up 2% from $8.7 million in 2025. The increase resulted from higher sales of our e-commerce businesses, mainly driven by our Florsheim brand.

Earnings from Operations

Retail gross earnings were 66.1% of net sales for the quarter and 66.6% in last year’s first quarter.

Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs.  Retail selling and administrative expenses were $5.1 million in the first quarter of 2026, down 2% from $5.2 million in last year’s first quarter. As a percentage of net sales, retail selling and administrative expenses were 57% and 60% in the first quarters of 2026 and 2025, respectively.

Retail operating earnings improved to $0.8 million for the quarter, compared to $0.6 million in last year’s first quarter, due to increased net sales and lower selling and administrative costs.

Other

Other operations consist of our retail and wholesale businesses in Australia and South Africa (collectively, “Florsheim Australia”).

Net sales of Florsheim Australia were $5.6 million in the first quarter of 2026, up 10% from $5.1 million in 2025. The increase was due to the appreciation of the Australian dollar relative to the U.S. dollar, as Florsheim Australia’s net sales in local currency were flat for the quarter.

Florsheim Australia’s gross earnings as a percent of net sales were 62.9% and 62.7% in the first quarters of 2026 and 2025, respectively, and its quarterly operating losses totaled $0.2 million in both periods.

Other income and expense

Interest income totaled $0.7 million in the first quarter of 2026 and $0.6 million in last year’s first quarter. The increase in 2026 was due to more interest earned on higher cash balances this year.

Other income (expense), net, primarily consisted of the non-service cost components of pension (benefit) expense and net gains and losses on foreign currency transactions. In the first quarter of 2026, other income (expense), net, totaled income of $0.2 million compared to expense of $0.1 million in the first quarter of 2025. The improvement in 2026 was due to decreased pension expense and gains on favorable foreign exchange contracts entered into by Florsheim Australia.

The effective tax rates for the three months ended March 31, 2026 and 2025 were 26.6% and 26.5%, respectively. These rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term marketable securities and our revolving line of credit. The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities totaled $17.4 million for the first three months of 2026, up from $4.1 million in the same period last year. The increase was primarily driven by lower inventory levels in 2026. The decrease in inventory was mainly due to timing; our inventory is expected to get back into the $60 to $70 million range as we move through the year.

Investing Activities

Net cash used in investing activities totaled $0.6 million for the three months ended March 31, 2026, compared to $0.4 million in the same period of 2025. Management anticipates total capital expenditures for the full year 2026 to range between $2.0 million and $3.0 million.

Financing Activities

Net cash used for financing activities totaled $23.9 million and $3.2 million in the first three months of 2026 and 2025, respectively. The increase was largely driven by a timing difference in our fourth-quarter and special dividend payments. The 2025 fourth-quarter and special dividend totaling $21.4 million was funded in January 2026 while the 2024 fourth-quarter and special dividend totaling $21.6 million was pre-funded in December 2024.

Cash dividends paid in the first quarter of 2026 totaled $23.9 million and included two dividend payments: our regular fourth-quarter and special dividend that was declared in 2025 and paid in 2026, and our regular first quarter dividend. Cash dividends paid in the first quarter of 2025 totaled $2.5 million and included one dividend payment: our regular first quarter dividend.

On May 5, 2026, our Board of Directors declared a cash dividend of $0.28 per share to all shareholders of record on May 19, 2026, payable June 30, 2026. This represents an increase of 4% above the previous quarterly dividend rate of $0.27.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first three months of 2026, we repurchased 1,149 shares for a total cost of approximately $34,000.  As of March 31, 2026, there were 671,076 authorized shares available for repurchase under the program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below for more information.

At March 31, 2026, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets and expires on September 25, 2026. Outstanding advances on the line of credit bear interest at the one-month term SOFR plus 110 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At March 31, 2026 and December 31, 2025, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

Financing Activities – Non-cash

Our regular fourth-quarter 2024 and special dividend totaling $21.6 million were prefunded in December 2024 and paid to shareholders in January 2025. This dividend payment was reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025.

Other

As of March 31, 2026, approximately $5.3 million of cash and cash equivalents was held by our foreign subsidiaries.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are engaged in legal proceedings in the ordinary course of business. We are not presently party to any legal proceedings, the resolution of which we believe would have a material adverse effect on our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. The table below presents information regarding the repurchases of our common stock in the three-month period ended March 31, 2026.

				Maximum Number
	Total	Average	Total Number of	of Shares
	Number	Price	Shares Purchased as	that May Yet Be
	of Shares	Paid	Part of the Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
1/01/2026 - 1/31/2026	1,149	$29.99	1,149	671,076
2/01/2026 - 2/28/2026	—	—	—	671,076
3/01/2026 - 3/31/2026	—	—	—	671,076
Total	1,149	$29.99	1,149

Item 5. Other Information

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: May 7, 2026	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)