Form 10-Q
period 2026-06-30
WEYCO GROUP INC
filed 2026-08-07
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☒

As of July 27, 2026, there were 9,550,983 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$93,691	$96,006
Marketable securities, at amortized cost	1,780	1,425
Tariff refund receivable	17,447	—
Accounts receivable, net	34,283	38,899
Inventories	49,069	65,887
Prepaid expenses and other current assets	2,609	3,218
Total current assets	198,879	205,435

Marketable securities, at amortized cost	2,640	3,460
Property, plant and equipment, net	27,674	27,414
Operating lease right-of-use assets	8,621	10,257
Goodwill	12,317	12,317
Trademarks	32,868	32,868
Other assets	28,076	27,916
Total assets	$311,075	$319,667

LIABILITIES AND EQUITY:
Accounts payable	$6,358	$11,198
Dividend payable	—	21,385
Operating lease liabilities	3,672	4,354
Accrued liabilities	14,351	11,062
Accrued income tax payable	1,977	638
Total current liabilities	26,358	48,637

Deferred income tax liabilities	13,716	13,828
Long-term pension liability	10,387	10,787
Operating lease liabilities	5,437	6,437
Other long-term liabilities	382	410
Total liabilities	56,280	80,099

Common stock	9,531	9,532
Capital in excess of par value	74,843	73,967
Reinvested earnings	184,084	169,923
Accumulated other comprehensive loss	(13,663)	(13,854)
Total equity	254,795	239,568
Total liabilities and equity	$311,075	$319,667

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)

Net sales	$62,216	$58,221	$130,221	$126,251
Cost of sales	18,432	32,998	56,371	70,653
Gross earnings	43,784	25,223	73,850	55,598

Selling and administrative expenses	26,764	21,330	49,326	44,674
Earnings from operations	17,020	3,893	24,524	10,924

Interest income	1,519	785	2,204	1,419
Interest expense	—	(1)	(4)	(2)
Other income (expense), net	51	(59)	208	(186)

Earnings before provision for income taxes	18,590	4,618	26,932	12,155

Provision for income taxes	5,275	2,362	7,496	4,356

Net earnings	$13,315	$2,256	$19,436	$7,799

Weighted average shares outstanding
Basic	9,412	9,475	9,412	9,511
Diluted	9,561	9,561	9,536	9,612

Earnings per share
Basic	$1.41	$0.24	$2.06	$0.82
Diluted	$1.39	$0.24	$2.04	$0.81

Cash dividends declared (per share)	$0.28	$0.27	$0.55	$0.53

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)

Net earnings	$13,315	$2,256	$19,436	$7,799

Other comprehensive income, net of tax:
Foreign currency translation adjustments	61	1,824	161	2,016
Pension liability adjustments	15	41	30	82
Other comprehensive income	76	1,865	191	2,098

Comprehensive income	$13,391	$4,121	$19,627	$9,897

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,436	$7,799
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,271	1,203
Amortization	63	131
Bad debt expense	4	148
Deferred income taxes	(145)	838
Net foreign currency transaction (gains) losses	(71)	66
Share-based compensation expense	863	802
Pension (benefit) expense	(36)	240
Loss on disposal of fixed assets	—	5
Increase in cash surrender value of life insurance	(240)	(230)
Changes in operating assets and liabilities -
Accounts receivable	4,610	5,301
Tariff refund receivable	(17,447)	—
Inventories	16,828	2,705
Prepaid expenses and other assets	644	791
Accounts payable	(4,848)	(1,277)
Accrued liabilities and other	2,913	(3,458)
Accrued income taxes	1,331	(707)
Net cash provided by operating activities	25,176	14,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	470	5
Purchases of property, plant and equipment	(1,490)	(677)
Net cash used for investing activities	(1,020)	(672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(26,562)	(5,039)
Shares purchased and retired	(34)	(3,135)
Net proceeds from stock options exercised	13	—
Net cash used for financing activities	(26,583)	(8,174)

Effect of exchange rate changes on cash and cash equivalents	112	956

Net (decrease) increase in cash and cash equivalents	$(2,315)	$6,467

CASH AND CASH EQUIVALENTS at beginning of period	96,006	70,963

CASH AND CASH EQUIVALENTS at end of period	$93,691	$77,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$6,304	$4,208
Interest paid	$—	$1

NON-CASH FINANCING ACTIVITY:
Settlement of dividend payable with prefunded dividend	$—	$21,579

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2026, may not necessarily be indicative of the results for the full year.

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

2.    New Accounting Pronouncement

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASC”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which will require us to disclose disaggregated information about certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
Numerator:
Net earnings	$13,315	$2,256	$19,436	$7,799

Denominator:
Basic weighted average shares outstanding	9,412	9,475	9,412	9,511
Effect of dilutive securities:
Employee share-based awards	149	86	124	101
Diluted weighted average shares outstanding	9,561	9,561	9,536	9,612

Basic earnings per share	$1.41	$0.24	$2.06	$0.82

Diluted earnings per share	$1.39	$0.24	$2.04	$0.81

Diluted weighted average shares outstanding for the three months ended June 30, 2026 and 2025, excluded share-based awards totaling 59,000 and 168,000, respectively, as the impact of such awards was anti-dilutive. Diluted weighted average shares outstanding for the six months ended June 30, 2026 and 2025, excluded share-based awards totaling 90,000 and 115,000, respectively, as the impact of such awards was anti-dilutive.

4.    Investments

All our marketable securities are classified as held-to-maturity debt securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as we have both the intent and ability to hold these investments to maturity.

Below is a summary of the amortized cost and estimated market values of our marketable securities as of June 30, 2026, and December 31, 2025.

	June 30, 2026		December 31, 2025
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$1,780	$1,779	$1,425	$1,424
Due from one through five years	1,526	1,526	1,726	1,730
Due from six through ten years	1,114	1,101	1,734	1,694
Total	$4,420	$4,406	$4,885	$4,848

The unrealized gains and losses on marketable securities at June 30, 2026, and at December 31, 2025, were as follows:

	June 30, 2026		December 31, 2025
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$5	$(19)	$9	$(46)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of June 30, 2026, and determined that no other-than-temporary market value impairment exists.

5.   Tariff Refund Receivable

In early 2025, the U.S. imposed tariffs on certain imported goods under the International Emergency Economic Powers Act (“IEEPA”). During 2025 and the first quarter of 2026, we paid approximately $19.8 million in IEEPA tariffs. In February 2026, the U.S. Supreme Court invalidated IEEPA tariffs, and in April 2026, U.S. Customs and Border Protection (“CBP”) commenced a phased process for accepting refund claims. Accordingly, in April, we submitted refund claims for our Phase 1 entries totaling $18.6 million, substantially all of which were approved during the second quarter. As a result, during the quarter we recognized: $15.3 million in tariff refunds as a reduction to cost of sales ($14.3 million in the Wholesale segment and $1.0 million in the Retail segment), $3.3 million as a reduction of inventory, and $0.7 million of interest income.

Proceeds from our Phase 1 entries, including tariffs paid and related interest, totaled $19.3 million. We received $1.8 million of these proceeds during the second quarter and the remaining $17.5 million in July 2026. Accordingly, $17.5 million was reflected as a receivable on the Condensed Consolidated Balance Sheets as of June 30, 2026.

Our remaining entries, totaling $1.2 million (now classified as Phase 3 entries), have not yet been assigned a claim submission timeline. Accordingly, the timing and amount of any additional recoveries remain uncertain and subject to execution by CBP.

Following the U.S. Supreme Court's ruling in February 2026, the Administration imposed a 10% incremental tariff under a separate statutory authority, which remained in effect throughout the second quarter. On July 24, 2026, the Administration increased the incremental tariff on imports from China, Dominican Republic, and Vietnam to 12.5%. U.S. trade policies continue to evolve and remain unpredictable, creating near term gross margin uncertainty. We have mitigation strategies in place and will continue to adjust, as appropriate, in response to future policy developments.

6.    Intangible Assets

Our indefinite-lived intangible assets, comprised of goodwill and trademarks, are predominantly recorded in our North American Wholesale segment. There were no changes in the carrying value of our goodwill and trademarks during the six months ended June 30, 2026. Our amortizable intangible assets, which became fully amortized during the first quarter, were included within other assets in the Condensed Consolidated Balance Sheets, and consisted of the following:

		June 30, 2026			December 31, 2025
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	15	$3,500	$(3,500)	$—	$3,500	$(3,461)	$39
Total amortizable intangible assets		$3,500	$(3,500)	$—	$3,500	$(3,461)	$39

Amortization expense related to the intangible assets was $0 and $58,000 in the second quarters of 2026 and 2025, respectively. For the six-month periods ended June 30, 2026 and June 30, 2025, amortization expense related to the intangible assets was $39,000 and $116,000, respectively.

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

Three Months Ended
June 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2026
Product sales	$48,279	$7,020	$55,299
Licensing revenues	537	—	537
Net sales - reportable segments	48,816	7,020	55,836
Cost of sales	28,957	2,432
IEEPA tariff refunds (1)	(14,335)	(975)
Selling and administrative expenses	18,146	4,562
Earnings from operations - reportable segments	$16,048	$1,001	$17,049

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$55,836
Other net sales (2)			6,380
Total net sales			$62,216

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$17,049
Other loss from operations (2)			(29)
Total earnings from operations			17,020
Interest income			1,519
Interest expense			—
Other income, net			51
Earnings before provision for income taxes			$18,590

Three Months Ended
June 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$45,473	$6,773	$52,246
Licensing revenues	157	—	157
Net sales - reportable segments	45,630	6,773	52,403
Cost of sales	28,463	2,261
Selling and administrative expenses	13,104	4,447
Earnings from operations - reportable segments	$4,063	$65	$4,128

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$52,403
Other net sales (2)			5,818
Total net sales			$58,221

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$4,128
Other loss from operations (2)			(235)
Total earnings from operations			3,893
Interest income			785
Interest expense			(1)
Other expense, net			(59)
Earnings before provision for income taxes			$4,618

Six Months Ended
June 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2026
Product sales	$101,412	$15,836	$117,248
Licensing revenues	980	—	980
Net sales - reportable segments	102,392	15,836	118,228
Cost of sales	61,823	5,424
IEEPA tariff refunds (1)	(14,335)	(975)
Selling and administrative expenses	31,903	9,626
Earnings from operations - reportable segments	$23,001	$1,761	$24,762

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$118,228
Other net sales (2)			11,993
Total net sales			$130,221

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$24,762
Other loss from operations (2)			(238)
Total earnings from operations			24,524
Interest income			2,204
Interest expense			(4)
Other income, net			208
Earnings before provision for income taxes			$26,932

Six Months Ended
June 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$99,252	$15,439	$114,691
Licensing revenues	651	—	651
Net sales - reportable segments	99,903	15,439	115,342
Cost of sales	61,326	5,153
Selling and administrative expenses	27,878	9,599
Earnings from operations - reportable segments	$10,699	$687	$11,386

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$115,342
Other net sales (2)			10,909
Total net sales			$126,251

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$11,386
Other loss from operations (2)			(462)
Total earnings from operations			10,924
Interest income			1,419
Interest expense			(2)
Other expense, net			(186)
Earnings before provision for income taxes			$12,155

(1) In accordance with ASC 280, we have separately reported cost recoveries related to IEEPA tariff refunds for both the three and six months ended June 30, 2026, as these amounts represent significant segment items that align with segment-level information provided to the CEO. There were no IEEPA tariff refunds recognized in the three and six months ended June 30, 2025.

(2) Other net sales and losses from operations were derived from our retail and wholesale operations in Australia and South Africa (collectively, “Florsheim Australia”), which do not meet the criteria for separate reportable segment classification.

Transactions between segments consist of sales from the Wholesale segment to Retail segment. Intersegment sales are valued at the cost of inventory, plus an estimated cost to ship the products. Intersegment sales for the three and six months ended June 30, 2026 were $2.5 million and $5.5 million, respectively. Intersegment sales have been eliminated and are excluded from net sales in the above tables.

Other financial data by segment is disclosed below. Total assets and capital expenditures are not disclosed because our CEO does not review or allocate resources based on such information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Depreciation and amortization
Wholesale (3)	$461	$531	$958	$953
Retail (3)	12	2	24	4
Other (4)	178	204	352	377
Total depreciation and amortization	$651	$737	$1,334	$1,334

(3) The amounts of depreciation and amortization disclosed by reportable segment are included within segment selling and administrative expenses in the tables above.

(4) Other depreciation and amortization was incurred by Florsheim Australia’s operating segments which are not reportable segments.

8.    Employee Retirement Plans

The components of pension expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Service cost	$48	$59	$96	$117
Interest cost	567	634	1,134	1,269
Expected return on plan assets	(653)	(628)	(1,306)	(1,256)
Net amortization and deferral	20	55	40	110
Pension (benefit) expense	$(18)	$120	$(36)	$240

The components of pension expense other than the service cost component are included in “other income (expense), net” in the Condensed Consolidated Statements of Earnings.

On June 22, 2026, our Board of Directors authorized the termination of the Weyco Group, Inc. Pension Plan, as amended and restated (the “Plan”), effective as of August 31, 2026, subject to review by the Pension Benefit Guaranty Corporation under its standard termination procedures. The Board also approved the termination of the Weyco Group, Inc. Pension Trust in connection with the termination of the Plan.

We do not expect to make additional cash contributions to the Plan upon termination, given its overfunded status as of December 31, 2025. However, the actual required contributions will depend on the nature and timing of participant settlements, as well as prevailing market conditions.

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

The components of our operating lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Operating lease costs	$1,225	$1,186	$2,390	$2,267
Total lease costs	$1,225	$1,186	$2,390	$2,267

Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts. For the three and six months ended June 30, 2026, variable lease costs were $0.5 million and $0.9 million, respectively.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of June 30, 2026:

Operating Leases
(Dollars in thousands)
2026, excluding six months ended June 30, 2026	$2,256
2027	3,366
2028	2,270
2029	1,585
2030	568
Thereafter	47
Total lease payments	10,092
Less: imputed interest	(983)
Present value of operating lease liabilities	$9,109

The operating lease liabilities were classified in the Condensed Consolidated Balance Sheets as follows:

	June 30,	December 31,
	2026	2025

	(Dollars in thousands)
Operating lease liabilities - current	$3,672	$4,354
Operating lease liabilities - non-current	5,437	6,437
Total	$9,109	$10,791

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.93%. As of June 30, 2026, our leases had a weighted-average remaining lease term of 2.9 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,372	$1,311	$2,692	$2,524
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$535	$1,575	$535	$3,358

10.    Income Taxes

The effective income tax rates for the three months ended June 30, 2026 and 2025 were 28.4% and 51.1%, respectively. For the six months ended June 30, the effective tax rates were 27.8% in 2026 and 35.8% in 2025. The three and six months ended June 30, 2026 effective tax rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes. The three and six months ended June 30, 2025 effective tax rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes and the establishment of a $1.1 million valuation allowance against Florsheim Australia’s deferred tax assets.

11.  Share-Based Compensation Plans

During the three and six months ended June 30, 2026, we recognized $0.4 million and $0.9 million, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2021 through 2025. During the three and six months ended June 30, 2025, we recognized $0.4 million and $0.8 million, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2020 through 2024.

The following table summarizes our stock option activity for the six-month period ended June 30, 2026:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
Stock Options	Shares	Price	Term (In Years)	(In Thousands)
Outstanding at January 1, 2026	512,705	$26.15
Granted	—	—
Exercised	(9,980)	25.54
Forfeited or expired	(5,550)	29.28
Outstanding at June 30, 2026	497,175	$26.12	4.9	$6,566
Exercisable at June 30, 2026	341,584	$26.00	4.2	$4,555

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on June 30, 2026 of $39.33 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the six-month period ended June 30, 2026:

			Weighted
		Weighted	Average	Aggregate
	Shares of	Average	Remaining	Intrinsic
	Restricted	Grant Date	Contractual	Value*
Restricted Stock	Stock	Fair Value	Term (In Years)	(In Thousands)
Non-vested - January 1, 2026	120,539	$31.06
Granted	—	—
Vested	—	—
Forfeited	(3,140)	31.06
Non-vested - June 30, 2026	117,399	$31.06	3.3	$4,617

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our Company’s common stock on June 30, 2026 of $39.33 multiplied by the number of non-vested restricted shares outstanding.

12.  Short-Term Borrowings

At June 30, 2026, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets and expires on September 25, 2026. Outstanding advances on the line of credit bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 110 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At June 30, 2026 and December 31, 2025, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

13. Financial Instruments

At June 30, 2026, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $1.5 million U.S. dollars at a price of approximately $2.1 million Australian dollars. These contracts all expire in 2026. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

14.  Comprehensive Income

The components of accumulated other comprehensive loss as recorded in the Condensed Consolidated Balance Sheets were as follows:

	June 30,	December 31,
	2026	2025

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,119)	$(9,280)
Pension liability, net of tax	(4,544)	(4,574)
Total accumulated other comprehensive loss	$(13,663)	$(13,854)

The following tables show changes in accumulated other comprehensive loss, net of tax, during the three and six months ended June 30, 2026 and 2025:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2026	$(9,280)	$(4,574)	$(13,854)
Other comprehensive income before reclassifications	100	—	100
Amounts reclassified from accumulated other comprehensive loss	—	15	15
Net current period other comprehensive income	100	15	115
Balance, March 31, 2026	$(9,180)	$(4,559)	$(13,739)
Other comprehensive income before reclassifications	61	—	61
Amounts reclassified from accumulated other comprehensive loss	—	15	15
Net current period other comprehensive income	61	15	76
Balance, June 30, 2026	$(9,119)	$(4,544)	$(13,663)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2025	$(11,671)	$(6,263)	$(17,934)
Other comprehensive income before reclassifications	192	—	192
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	192	41	233
Balance, March 31, 2025	$(11,479)	$(6,222)	$(17,701)
Other comprehensive income before reclassifications	1,824	—	1,824
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	1,824	41	1,865
Balance, June 30, 2025	$(9,655)	$(6,181)	$(15,836)

The following table shows reclassification adjustments out of accumulated other comprehensive loss, net of tax, during the three and six months ended June 30, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss								Affected line item in the
	Three Months Ended June 30,				Six Months Ended June 30,				statement where net
	2026		2025		2026		2025		earnings is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$3	(1)	$5	(1)	$6	(1)	$10	(1)	Other income (expense), net
Actuarial losses	17	(1)	50	(1)	34	(1)	100	(1)	Other income (expense), net
Total before tax	20		55		40		110
Tax benefit	(5)		(14)		(10)		(28)		Provision for income taxes
Net of tax	$15		$41		$30		$82

(1)	These amounts were included in the computation of pension (benefit) expense. See Note 8 for additional details.

15.  Equity

The following table reconciles our equity for the three and six months ended June 30, 2026:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2026	$9,532	$73,967	$169,923	$(13,854)
Net earnings	—	—	6,121	—
Foreign currency translation adjustments	—	—	—	100
Pension liability adjustment, net of tax	—	—	—	15
Cash dividends declared ($0.27 per share)	—	—	(2,574)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	2	11	—	—
Restricted stock forfeited	(1)	1
Share-based compensation expense	—	434	—	—
Shares purchased and retired	(1)	—	(33)	—
Balance, March 31, 2026	$9,532	$74,413	$173,437	$(13,739)
Net earnings	—	—	13,315	—
Foreign currency translation adjustments	—	—	—	61
Pension liability adjustment, net of tax	—	—	—	15
Cash dividends declared ($0.28 per share)	—	—	(2,668)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Restricted stock forfeited	(2)	2	—	—
Share-based compensation expense	—	429	—	—
Shares purchased and retired	—	—	—	—
Balance, June 30, 2026	$9,531	$74,843	$184,084	$(13,663)

The following table reconciles our equity for the three and six months ended June 30, 2025:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2025	$9,643	$72,577	$181,299	$(17,934)
Net earnings	—	—	5,543	—
Foreign currency translation adjustments	—	—	—	192
Pension liability adjustment, net of tax	—	—	—	41
Cash dividends declared ($0.26 per share)	—	—	(2,506)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Share-based compensation expense	—	427	—	—
Shares purchased and retired	(25)	—	(707)	—
Balance, March 31, 2025	$9,619	$73,003	$183,629	$(17,701)
Net earnings	—	—	2,256	—
Foreign currency translation adjustments	—	—	—	1,824
Pension liability adjustment, net of tax	—	—	—	41
Cash dividends declared ($0.27 per share)	—	—	(2,581)	—
Share-based compensation expense	—	375	—	—
Shares purchased and retired	(80)	—	(2,323)	—
Balance, June 30, 2025	$9,539	$73,378	$180,981	$(15,836)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  These statements represent our good faith judgment with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially. Such statements can be identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “likely,” “plans,” “predicts,” “projects,” “should,” “will,” or variations of such words, and similar expressions. Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain. Therefore, the reader is cautioned that these forward-looking statements are subject to a number of risks, uncertainties or other factors that may cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, but are not limited to, the risk factors described under Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 13, 2026, which information is incorporated herein by reference. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

We design, market, and distribute quality and innovative footwear principally for men, but also for women and children, under a portfolio of well-recognized brand names including: Florsheim, Nunn Bush, Stacy Adams, and BOGS. Inventory is purchased from third-party overseas manufacturers. Almost all of these foreign-sourced purchases are denominated in U.S. dollars.

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. Our Retail segment consists of e-commerce businesses and four brick-and-mortar retail stores in the United States. We made the strategic decision to close our four U.S brick and mortar retail stores at the end of their lease terms. The first store closed at the end of June, and the remaining three are planned to close over the next seven months. Retail sales are made directly to consumers on our websites, or by our employees in our stores. Our “other” operations include our retail and wholesale businesses in Australia and South Africa (collectively, “Florsheim Australia”). The majority of our operations are in the United States, and our results are primarily affected by the economic conditions and the retail environment in the United States.

Incremental Tariff Status

In early 2025, the U.S. imposed tariffs on certain imported goods under the International Emergency Economic Powers Act (“IEEPA”). During 2025 and the first quarter of 2026, we paid approximately $19.8 million in IEEPA tariffs. In February 2026, the U.S. Supreme Court invalidated IEEPA tariffs, and in April 2026, U.S. Customs and Border Protection (“CBP”) commenced a phased process for accepting refund claims. Accordingly, in April, we submitted refund claims for our Phase 1 entries totaling $18.6 million, substantially all of which were approved during the second quarter. As a result, during the quarter we recognized: $15.3 million in tariff refunds as a reduction to cost of sales ($14.3 million in the Wholesale segment and $1.0 million in the Retail segment), $3.3 million as a reduction of inventory, and $0.7 million of interest income.

Our remaining entries, totaling $1.2 million (now classified as Phase 3 entries), have not yet been assigned a claim submission timeline. No refunds related to our Phase 3 entries have been recognized, as the timing and amount of these recoveries remain uncertain and subject to execution by CBP.

Following the U.S. Supreme Court's ruling in February, the Administration imposed a 10% incremental tariff under a separate statutory authority, which remained in effect throughout the second quarter. On July 24, 2026, the Administration increased the incremental tariff on imports from China, Dominican Republic, and Vietnam to 12.5%. U.S. trade policies continue to evolve and remain unpredictable, creating near term gross margin uncertainty. We have mitigation strategies in place and will continue to adjust, as appropriate, in response to future policy developments.

EXECUTIVE OVERVIEW

We are pleased with the growth of our wholesale business in the second quarter. While the categories in which we compete remain under pressure, we delivered growth in three of our four major brands, resulting in a 7% increase in wholesale sales. It remains a challenging environment for discretionary consumer goods, including footwear, and we believe our company is executing well despite these market conditions.

Sales of our combined legacy business, comprised of the Florsheim, Stacy Adams, and Nunn Bush brands, increased 6% in the second quarter.

Florsheim’s sales increased 12%, driven by strong sales of traditional dress shoes and growth in both hybrid and casual footwear.

Stacy Adams sales increased 4% compared to last year’s second quarter. The Stacy Adams dress shoe business continues to generate strong retail sell-through, and our focus is on translating that success into increased demand for our casual lifestyle products.

Nunn Bush sales declined 3% for the quarter. As an opening-price brand, Nunn Bush competes in a highly competitive segment of the market against private-label offerings and lower-priced licensed brands. Our strategy is to differentiate the brand by investing in comfort technology and higher-quality materials. We believe we are well positioned with strong products currently at retail and in the pipeline that distinguishes the brand on quality.

BOGS sales increased 10% for the quarter, and the brand is well positioned for a strong second half. In a market with many rubber boot options, BOGS' Seamless construction provides a meaningful point of differentiation. It is lighter and more durable than the traditional vulcanized construction used by many competing brands. We are continuing to educate both retailers and consumers about the advantages of Seamless construction, and we are seeing solid growth across this product line. While we believe we are still in the early stages of a BOGS turnaround, we are encouraged by the brand's performance this quarter.

Our retail segment increased 4% for the quarter, driven by strong Florsheim e-commerce sales. We continue to invest in our direct-to-consumer platform and are encouraged by our growth in the U.S. market so far this year.

Florsheim Australia's net sales increased 10% for the quarter but declined 1% in local currency, reflecting the favorable impact of foreign exchange. Despite a challenging economic environment, our Florsheim Australia team continues to execute well by maximizing sales opportunities in a difficult retail market while maintaining disciplined expense control.

Second Quarter Highlights

Consolidated net sales were $62.2 million, up 7% compared to the second quarter of 2025. Consolidated gross earnings were 70.4% of net sales compared to 43.3% of net sales in last year’s second quarter, mainly impacted by tariff refunds. Earnings from operations totaled $17.0 million for the quarter, up from $3.9 million last year. Second quarter net earnings were $13.3 million, or $1.39 per diluted share, in 2026, compared to $2.3 million, or $0.24 per diluted share, in 2025.

Year-To-Date Highlights

Consolidated net sales for the first half of 2026 were $130.2 million, up 3% from $126.3 million in 2025. Consolidated gross earnings were 56.7% of net sales in the first six months of 2026 versus 44.0% of net sales in the same period one year ago, mainly impacted by tariff refunds. Year-to-date earnings from operations totaled $24.5 million, up from $10.9 million in 2025, mainly impacted by tariff refunds. Net earnings were $19.4 million, or $2.04 per diluted share, in the first six months of 2026, up from $7.8 million, or $0.81 per diluted share, last year.

Financial Position Highlights

At June 30, 2026, our cash and marketable securities totaled $98.1 million, and we had no debt outstanding on our $40.0 million revolving line of credit.  During the first six months of 2026, we generated $25.2 million in cash from operations and used funds to pay $26.6 million in dividends. We also had $1.5 million of capital expenditures.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(Dollars in thousands)
Net sales	$62,216	$58,221	7%	$130,221	$126,251	3%
Cost of sales	18,432	32,998	(44)%	56,371	70,653	(20)%
Gross earnings	43,784	25,223	74%	73,850	55,598	33%
Selling and administrative expenses	26,764	21,330	25%	49,326	44,674	10%
Earnings from operations	17,020	3,893	337%	24,524	10,924	124%

Interest income	1,519	785	94%	2,204	1,419	55%
Interest expense	—	(1)	NM	(4)	(2)	NM
Other income (expense), net	51	(59)	NM	208	(186)	212%

Earnings before provision for income taxes	18,590	4,618	303%	26,932	12,155	122%

Provision for income taxes	5,275	2,362	123%	7,496	4,356	72%

Net earnings	$13,315	$2,256	490%	$19,436	$7,799	149%

NM – Not meaningful

Consolidated net sales for the second quarter and first half of 2026 were up 7% and 3%, respectively, compared to the same periods last year. The increases were mainly due to higher sales in our Wholesale segment.

Consolidated gross earnings as a percent of net sales were 70.4% and 43.3% in the second quarters of 2026 and 2025, respectively. For the year-to-date period, consolidated gross earnings were 56.7% in 2026 and 44.0% in 2025. The increases in 2026 were primarily due to tariff refunds recognized in the second quarter. Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Consolidated distribution costs totaled $4.6 million and $4.3 million in the second quarters of 2026 and 2025, respectively. For the six months ended June 30, consolidated distribution costs were $9.1 million in 2026 and $9.3 million in 2025.

Consolidated selling and administrative expenses as a percent of net sales were 43% and 37% in the second quarters of 2026 and 2025, respectively. For the first six months of 2026, selling and administrative expenses totaled 38% of net sales compared to 35% of net sales in the same period of 2025. This year’s percentage increases were mainly due to higher employee costs in our Wholesale segment.

Consolidated earnings from operations for the three and six months ended June 30, 2026, increased $13.1 million and $13.6 million, respectively, compared to the same period one year ago, with the increases mainly driven by the tariff refunds recognized in the second quarter.

Interest income for the second quarter and year-to-date periods increased $0.7 million and $0.8 million, respectively, due mainly to interest income on tariff refunds recognized in the second quarter.

Other income (expense), net, primarily includes the non-service cost components of pension (benefit) expense and net gains and losses on foreign currency transactions. The income/expense category improved in the second quarter due mainly to lower pension expense. For the year-to-date period, the category improved due to decreased pension expense and gains on favorable foreign exchange contracts.

Our effective tax rates for the three months ended June 30, 2026 and 2025 were 28.4% and 51.1%, respectively. For the six months ended June 30, our effective tax rates were 27.8% in 2026 and 35.8% in 2025. The higher effective tax rates in 2025 were primarily due to the establishment of a $1.1 million valuation allowance against deferred tax assets at Florsheim Australia. See Note 10 to the Condensed Consolidated Financial Statements for additional information on income taxes.

Consolidated net earnings for the three months ended June 30, 2026, were $13.3 million, up $11.1 million compared to the same period one year ago. For the six months ended June 30, net earnings totaled $19.4 million in 2026, up from $7.8 million in 2025. The increases compared to last year were mainly a result of the tariff refunds.

SEGMENT ANALYSIS

Net sales and earnings from operations for our reportable segments and the “other” category for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$48,816	45,630	7%	$102,392	99,903	2%
North American Retail	7,020	6,773	4%	15,836	15,439	3%
Other	6,380	5,818	10%	11,993	10,909	10%
Total	$62,216	$58,221	7%	$130,221	$126,251	3%

Earnings from Operations
North American Wholesale	$16,048	4,063	295%	$23,001	10,699	115%
North American Retail	1,001	65	1,440%	1,761	687	156%
Other	(29)	(235)	88%	(238)	(462)	48%
Total	$17,020	$3,893	337%	$24,524	$10,924	124%

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2026	2025	Change	2026	2025	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$10,958	10,586	4%	$22,615	23,357	(3)%
Nunn Bush	10,936	11,280	(3)%	21,517	21,891	(2)%
Florsheim	23,553	20,953	12%	48,731	44,871	9%
BOGS	2,813	2,553	10%	8,405	8,855	(5)%
Forsake	19	101	(81)%	144	278	(48)%
Total North American Wholesale	$48,279	$45,473	6%	$101,412	$99,252	2%
Licensing	537	157	242%	980	651	51%
Total North American Wholesale Segment	$48,816	$45,630	7%	$102,392	$99,903	2%

Wholesale net sales were $48.8 million for the quarter, up 7% from $45.6 million in the second quarter of 2025. Sales of our Florsheim brand were up 12%, due to its continued growth in the dress shoe category. BOGS sales were up 10% for the quarter, driven by increased sales volumes across most major channels. Sales of our Stacy Adams brand increased 4% for the quarter, primarily due to favorable pricing. Nunn Bush sales were down 3% for the quarter. For the six months ended June 30, 2026, Wholesale net sales were up 2% compared to the first six months of 2025. The increases were due to higher sales of the Florsheim brand, offset by decreases in sales of Stacy Adams, Nunn Bush and BOGS branded products, primarily a result of lower first quarter demand. Licensing revenues for the three and six months ended June 30, 2026 were up $0.4 million and $0.3 million, respectively. Last year’s licensing revenues were down due to decreased sales of licensed products.

Earnings from Operations

Wholesale gross earnings as a percent of net sales were 70.0% and 37.6% in the second quarters of 2026 and 2025, respectively. For the year-to-date period, gross earnings as a percent of net sales were 53.6% in 2026 and 38.6% in 2025.  The increases were primarily due to the recognition of $14.3 million in tariff refunds, as well as the benefit of selling price increases implemented in the second half of 2025. Wholesale selling and administrative expenses totaled $18.1 million, or 37% of net sales, for the quarter versus $13.1 million, or 29% of net sales, last year. For the year-to-date period, Wholesale selling and administrative expenses totaled $31.9 million, or 31% of net sales, versus $27.9 million, or 28% of net sales, last year. The increases in 2026 selling and administrative expenses were primarily due to higher employee costs incurred in the second quarter.

Wholesale operating earnings for the second quarter and first half of 2026 increased $12.0 million and $12.3 million, respectively, over the prior year comparative periods, due mainly to tariff refunds partially offset by higher employee costs.

North American Retail Segment

Net Sales

Net sales in our Retail segment, which were generated mainly by our e-commerce websites, were $7.0 million for the quarter, up 4% from 2025. The increase was driven mainly by higher sales on the Florsheim website. For the six months ended June 30, Retail net sales were $15.8 million, up 3% from 2025. The year-to-date sales increase was mainly due to higher sales on the Florsheim website, partially offset by lower sales on BOGS and Nunn Bush websites.

Earnings from Operations

Retail gross earnings were 79.2% of net sales for the quarter and 66.6% in last year’s second quarter. For the six months ended June 30, retail gross earnings were 71.9% and 66.6% in 2026 and 2025, respectively. The margin improvements were driven by tariff refunds, which decreased Retail cost of sales by $1.0 million in the second quarter.

Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs. Retail selling and administrative expenses were $4.6 million and $4.4 million in the second quarters of 2026 and 2025, respectively. For the six months ended June 30, Retail selling and administrative expenses were flat at $9.6 million in both 2026 and 2025. As a percent of net sales, retail selling and administrative expenses were 65% and 66% in the second quarters of 2026 and 2025, respectively, and were 61% and 62% in the first half of 2026 and 2025, respectively.

Retail operating earnings increased $0.9 million for the quarter, compared to the last year’s second quarter. For the six months ended June 30, Retail operating earnings increased $1.1 million in 2026, compared to the same period of 2025. The increases for both the quarter and year-to-date periods were due to the tariff refunds.

Other

Other operations consist of our retail and wholesale businesses in Australia and South Africa (collectively, “Florsheim Australia”).

Net sales of Florsheim Australia for the second quarter of 2026 increased $0.6 million, or 10%, over last year’s second quarter. For the year-to-date period, its net sales increased $1.1 million, or 10%, compared to the same period one year ago. The increases were due to the appreciation of the Australian dollar relative to the U.S. dollar, as Florsheim Australia’s net sales in local currency were down 1% for both periods.

Florsheim Australia’s gross earnings as a percent of net sales were 63.1% and 60.9% in the second quarters of 2026 and 2025, respectively, and its quarterly operating losses were break-even in 2026 compared to losses of $0.2 million in 2025. For the six months ended June 30, 2026 and 2025, Florsheim Australia’s gross earnings as a percent of net sales were 63.0% and 61.7%, respectively, and its six-month operating losses were $0.2 million in 2026 compared to $0.5 million in 2025. The year-to-date operating losses were down due to improved performance in Florsheim Australia’s wholesale businesses.

Other income and expense

Interest income totaled $1.5 million in the second quarter of 2026 compared to $0.8 million in last year’s second quarter. For the six months ended June 30, interest income was $2.2 million in 2026 and $1.4 million in 2025. The increases were due primarily to $0.7 million of interest income on tariff refunds recognized in the second quarter.

Other income (expense), net, primarily includes the non-service cost components of pension (benefit) expense and net gains and losses on foreign currency transactions. The income/expense category improved in the second quarter due mainly to lower pension expense. For the year-to-date period, the category improved due to decreased pension expense and gains on favorable foreign exchange contracts.

Our effective tax rates for the three months ended June 30, 2026 and 2025 were 28.4% and 51.1%, respectively. For the six months ended June 30, our effective tax rates were 27.8% in 2026 and 35.8% in 2025. The higher effective tax rates in 2025 were primarily due to the establishment of a $1.1 million valuation allowance against Florsheim Australia’s deferred tax assets. See Note 10 to the Condensed Consolidated Financial Statements for additional information on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term marketable securities and our revolving line of credit. The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities totaled $25.2 million for the first six months of 2026, up from $14.4 million in the same period last year. The increase was primarily due to changes in operating assets and liabilities, principally inventory. The decrease in inventory was mainly due to timing, and a $3.3 million reduction in inventory costs resulting from the tariff refunds. We have planned our inventories to rise over the next several months to about $70 million by the end of the year.

Proceeds for our Phase 1 tariff refund entries totaled $19.3 million. We received $1.8 million of these proceeds during the second quarter and the remaining $17.5 million in July. Accordingly, $17.5 million was reflected as a receivable on the Condensed Consolidated Balance Sheets as of June 30, 2026.

Investing Activities

Net cash used in investing activities totaled $1.0 million for the six months ended June 30, 2026, compared to $0.7 million in the same period of 2025. We anticipate total capital expenditures for the full year 2026 to range between $2.0 million and $3.0 million.

Financing Activities

Net cash used for financing activities totaled $26.6 million and $8.2 million in the first six months of 2026 and 2025, respectively. The increase was largely driven by a timing difference in our fourth-quarter and special dividend payments. The 2025 fourth-quarter and special dividend, totaling $21.4 million, was funded in January 2026 while the 2024 fourth-quarter and special dividend totaling $21.6 million was pre-funded in December 2024.

Cash dividends paid in the first half of 2026 totaled $26.6 million and included three dividend payments: our regular fourth-quarter and special dividend that was declared in 2025 and paid in 2026, and two dividend payments that were both declared and paid in the first half of 2026. Cash dividends paid in the first half of 2025 totaled $5.0 million and included two dividend payments that were both declared and paid in the first half of 2025.

On August 4, 2026, our Board of Directors declared a cash dividend of $0.28 per share to all shareholders of record on August 18, 2026, payable September 30, 2026.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first six months of 2026, we repurchased 1,149 shares for a total cost of approximately $34,000, all of which were repurchased in the first quarter. As of June 30, 2026, there were 671,076 authorized shares available for repurchase under the program.

At June 30, 2026, we had a $40.0 million revolving line of credit with a bank that is secured by a lien against our general business assets and expires on September 25, 2026. Outstanding advances on the line of credit bear interest at the one-month term SOFR plus 110 basis points. Our line of credit agreement contains representations, warranties and covenants (including a minimum tangible net worth financial covenant) that are customary for a facility of this type. At June 30, 2026 and December 31, 2025, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

Financing Activities – Non-cash

Our regular fourth-quarter 2024 and special dividend totaling $21.6 million were prefunded in December 2024 and paid to shareholders in January 2025. This dividend payment was reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025.

Other

As of June 30, 2026, approximately $5.3 million of cash and cash equivalents was held by our foreign subsidiaries.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. There were no unregistered sales of equity securities, no issuer purchases of equity securities, and no reportable use of proceeds during the quarter ended June 30, 2026.

Item 5. Other Information

During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
19	Weyco Group, Inc. Insider Trading Policy		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: August 7, 2026	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)