Form 10-Q
period 2026-09-30
WEYCO GROUP INC
filed 2026-11-06
CIK 106532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☒

As of October 26, 2026, there were 9,661,613 shares of common stock outstanding.

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

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2026	2025

	(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$91,159	$96,006
Marketable securities, at amortized cost	2,083	1,425
Accounts receivable, net	49,382	38,899
Income tax receivable	877	—
Inventories	60,094	65,887
Prepaid expenses and other current assets	10,539	3,218
Total current assets	214,134	205,435

Marketable securities, at amortized cost	1,941	3,460
Property, plant and equipment, net	27,487	27,414
Operating lease right-of-use assets	8,361	10,257
Goodwill	12,317	12,317
Trademarks	32,868	32,868
Other assets	20,694	27,916
Total assets	$317,802	$319,667

LIABILITIES AND EQUITY:
Accounts payable	$8,476	$11,198
Dividend payable	—	21,385
Operating lease liabilities	3,787	4,354
Accrued liabilities	11,619	11,062
Accrued income tax payable	—	638
Total current liabilities	23,882	48,637

Deferred income tax liabilities	14,692	13,828
Long-term pension liability	10,263	10,787
Operating lease liabilities	5,070	6,437
Other long-term liabilities	359	410
Total liabilities	54,266	80,099

Common stock	9,626	9,532
Capital in excess of par value	74,524	73,967
Reinvested earnings	192,940	169,923
Accumulated other comprehensive loss	(13,554)	(13,854)
Total equity	263,536	239,568
Total liabilities and equity	$317,802	$319,667

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)

Net sales	$77,024	$73,121	$207,245	$199,372
Cost of sales	38,769	43,333	95,140	113,986
Gross earnings	38,255	29,788	112,105	85,386

Selling and administrative expenses	24,514	21,733	73,840	66,407
Earnings from operations	13,741	8,055	38,265	18,979

Interest income	882	828	3,086	2,247
Interest expense	—	—	(4)	(2)
Other income (expense), net	33	57	241	(129)

Earnings before provision for income taxes	14,656	8,940	41,588	21,095

Provision for income taxes	3,145	2,354	10,641	6,710

Net earnings	$11,511	$6,586	$30,947	$14,385

Weighted average shares outstanding
Basic	9,463	9,445	9,429	9,488
Diluted	9,651	9,535	9,575	9,585

Earnings per share
Basic	$1.22	$0.70	$3.28	$1.52
Diluted	$1.19	$0.69	$3.23	$1.50

Cash dividends declared (per share)	$0.28	$0.27	$0.83	$0.80

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)

Net earnings	$11,511	$6,586	$30,947	$14,385

Other comprehensive income, net of tax:
Foreign currency translation adjustments	95	(2)	256	2,014
Pension liability adjustments	14	—	44	82
Other comprehensive income (loss)	109	(2)	300	2,096

Comprehensive income	$11,620	$6,584	$31,247	$16,481

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

WEYCO GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$30,947	$14,385
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation	1,918	1,860
Amortization	74	197
Bad debt expense	9	167
Deferred income taxes	827	1,531
Net foreign currency transaction (gains) losses	(36)	59
Share-based compensation expense	1,341	1,246
Pension (benefit) expense	(54)	218
(Gain) loss on disposal of fixed assets	(11)	17
Increase in cash surrender value of life insurance	(360)	(350)
Changes in operating assets and liabilities -
Accounts receivable	(10,548)	(9,113)
Inventories	5,799	6,803
Prepaid expenses and other assets	682	1,039
Accounts payable	(2,720)	(654)
Accrued liabilities and other	263	(3,567)
Accrued income taxes	(1,168)	(591)
Excess tax benefits from share-based compensation	(354)	—
Net cash provided by operating activities	26,609	13,247

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of marketable securities	870	370
Proceeds from sale of marketable securities	—	384
Proceeds from sale of property, plant and equipment	12	—
Purchases of property, plant and equipment	(1,933)	(890)
Other	(475)	—
Net cash used for investing activities	(1,526)	(136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash dividends paid	(29,368)	(7,731)
Shares purchased and retired	(34)	(4,065)
Net proceeds from stock options exercised	11	—
Taxes paid related to the net share settlement of equity awards	(699)	(228)
Net cash used for financing activities	(30,090)	(12,024)

Effect of exchange rate changes on cash and cash equivalents	160	865

Net (decrease) increase in cash and cash equivalents	$(4,847)	$1,952

CASH AND CASH EQUIVALENTS at beginning of period	96,006	70,963

CASH AND CASH EQUIVALENTS at end of period	$91,159	$72,915

SUPPLEMENTAL CASH FLOW INFORMATION:
Income taxes paid, net of refunds	$10,870	$5,768
Interest paid	$—	$1

NON-CASH FINANCING ACTIVITY:
Settlement of dividend payable with prefunded dividend	$—	$21,579

The accompanying notes to condensed consolidated financial statements (unaudited) are an integral part of these financial statements.

NOTES:

1.    Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2026, may not necessarily be indicative of the results for the full year.

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

2.    New Accounting Pronouncement

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which will require us to disclose disaggregated information about certain income statement expense line items. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the potential impact of this standard on our consolidated financial statements and related disclosures.

3.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except per share amounts)
Numerator:
Net earnings	$11,511	$6,586	$30,947	$14,385

Denominator:
Basic weighted average shares outstanding	9,463	9,445	9,429	9,488
Effect of dilutive securities:
Employee share-based awards	188	90	146	97
Diluted weighted average shares outstanding	9,651	9,535	9,575	9,585

Basic earnings per share	$1.22	$0.70	$3.28	$1.52

Diluted earnings per share	$1.19	$0.69	$3.23	$1.50

Diluted weighted average shares outstanding for the three months ended September 30, 2026 and 2025, excluded share-based awards totaling 45,000 and 228,000, respectively, as the impact of such awards was anti-dilutive. Diluted weighted average shares outstanding for the nine months ended September 30, 2026 and 2025, excluded share-based awards totaling 75,000 and 153,000, respectively, as the impact of such awards was anti-dilutive.

4.    Investments

All our marketable securities are classified as held-to-maturity debt securities and reported at amortized cost pursuant to ASC 320, Investments – Debt and Equity Securities, as we have both the intent and ability to hold these investments to maturity.

Below is a summary of the amortized cost and estimated market values of our marketable securities as of September 30, 2026, and December 31, 2025.

	September 30, 2026		December 31, 2025
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Marketable securities:
Current	$2,083	$2,076	$1,425	$1,424
Due from one through five years	1,826	1,730	1,726	1,730
Due from six through ten years	115	111	1,734	1,694
Total	$4,024	$3,917	$4,885	$4,848

The unrealized gains and losses on marketable securities at September 30, 2026, and at December 31, 2025, were as follows:

	September 30, 2026		December 31, 2025
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

(Dollars in thousands)
Marketable securities	$—	$(107)	$9	$(46)

The estimated market values provided are Level 2 valuations as defined by ASC 820, Fair Value Measurements and Disclosures. We reviewed our portfolio of investments as of September 30, 2026, and determined that no other-than-temporary market value impairment exists.

5.   Other Current Assets

During the third quarter, we became eligible to receive proceeds under a corporate-owned life insurance policy. In October, we received $8.1 million in proceeds. Accordingly, we reclassified the carrying value of the policy of $8.1 million from “other assets” to “prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets as of September 30, 2026.

6.    Intangible Assets

Our indefinite-lived intangible assets, comprised of goodwill and trademarks, are predominantly recorded in our North American Wholesale segment. There were no changes in the carrying value of our goodwill and trademarks during the nine months ended September 30, 2026. Our amortizable intangible assets, which became fully amortized during the first quarter, were included within other assets in the Condensed Consolidated Balance Sheets, and consisted of the following:

		September 30, 2026			December 31, 2025
	Weighted	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
	Life (Years)	Amount	Amortization	Net	Amount	Amortization	Net

		(Dollars in thousands)
Amortizable intangible assets:
Customer relationships	15	$3,500	$(3,500)	$—	$3,500	$(3,461)	$39
Total amortizable intangible assets		$3,500	$(3,500)	$—	$3,500	$(3,461)	$39

Amortization expense related to the intangible assets was $0 and $58,000 in the third quarters of 2026 and 2025, respectively. For the nine-month periods ended September 30, 2026 and September 30, 2025, amortization expense related to the intangible assets was $39,000 and $175,000, respectively.

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

Three Months Ended
September 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2026
Product sales	$63,550	$7,180	$70,730
Licensing revenues	458	—	458
Net sales - reportable segments	64,008	7,180	71,188
Cost of sales	37,751	2,245
IEEPA tariff refunds (1)	(3,202)	(141)
Selling and administrative expenses	16,019	4,352
Earnings from operations - reportable segments	$13,440	$724	$14,164

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$71,188
Other net sales (2)			5,836
Total net sales			$77,024

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$14,164
Other loss from operations (2)			(423)
Total earnings from operations			13,741
Interest income			882
Interest expense			—
Other income, net			33
Earnings before provision for income taxes			$14,656

Three Months Ended
September 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$59,811	$6,953	$66,764
Licensing revenues	340	—	340
Net sales - reportable segments	60,151	6,953	67,104
Cost of sales	38,649	2,338
Selling and administrative expenses	13,958	3,965
Earnings from operations - reportable segments	$7,544	$650	$8,194

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$67,104
Other net sales (2)			6,017
Total net sales			$73,121

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$8,194
Other income from operations (2)			(139)
Total earnings from operations			8,055
Interest income			828
Interest expense			—
Other income, net			57
Earnings before provision for income taxes			$8,940

Nine Months Ended
September 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2026
Product sales	$164,962	$23,016	$187,978
Licensing revenues	1,438	—	1,438
Net sales - reportable segments	166,400	23,016	189,416
Cost of sales	99,574	7,669
IEEPA tariff refunds (1)	(17,537)	(1,116)
Selling and administrative expenses	47,922	13,978
Earnings from operations - reportable segments	$36,441	$2,485	$38,926

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$189,416
Other net sales (2)			17,829
Total net sales			$207,245

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$38,926
Other loss from operations (2)			(661)
Total earnings from operations			38,265
Interest income			3,086
Interest expense			(4)
Other income, net			241
Earnings before provision for income taxes			$41,588

Nine Months Ended
September 30,	Wholesale	Retail	Total

	(Dollars in thousands)
2025
Product sales	$159,063	$22,392	$181,455
Licensing revenues	991	—	991
Net sales - reportable segments	160,054	22,392	182,446
Cost of sales	99,975	7,491
Selling and administrative expenses	41,836	13,564
Earnings from operations - reportable segments	$18,243	$1,337	$19,580

Reconciliation of reportable segment net sales to total net sales
Net sales - reportable segments			$182,446
Other net sales (2)			16,926
Total net sales			$199,372

Reconciliation of reportable segment earnings from operations to total earnings from operations and earnings before provision for income taxes
Earnings from operations - reportable segments			$19,580
Other loss from operations (2)			(601)
Total earnings from operations			18,979
Interest income			2,247
Interest expense			(2)
Other expense, net			(129)
Earnings before provision for income taxes			$21,095

(1) In accordance with ASC 280, we have separately reported cost recoveries related to IEEPA tariff refunds for both the three and nine months ended September 30, 2026, as these amounts represent significant segment items that align with segment-level information provided to the CEO. There were no IEEPA tariff refunds recognized in the three and nine months ended September 30, 2025.

(2) Other net sales and losses from operations were derived from our retail and wholesale operations in Australia and South Africa (collectively, “Florsheim Australia”), which do not meet the criteria for separate reportable segment classification.

Transactions between segments consist of sales from the Wholesale segment to Retail segment. Intersegment sales are valued at the cost of inventory, plus an estimated cost to ship the products. Intersegment sales for the three and nine months ended September 30, 2026 were $2.2 million and $7.7 million, respectively. Intersegment sales have been eliminated and are excluded from net sales in the above tables.

Other financial data by segment is disclosed below. Total assets and capital expenditures are not disclosed because our CEO does not review or allocate resources based on such information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Depreciation and amortization
Wholesale (3)	$480	$526	$1,438	$1,479
Retail (3)	—	12	24	16
Other (4)	178	185	530	562
Total depreciation and amortization	$658	$723	$1,992	$2,057

(3) The amounts of depreciation and amortization disclosed by reportable segment are included within segment selling and administrative expenses in the tables above.

(4) Other depreciation and amortization was incurred by Florsheim Australia’s operating segments which are not reportable segments.

8.    Employee Retirement Plans

The components of pension expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Service cost	$48	$30	$144	$147
Interest cost	568	589	1,702	1,858
Expected return on plan assets	(653)	(642)	(1,959)	(1,898)
Net amortization and deferral	19	1	59	111
Pension (benefit) expense	$(18)	$(22)	$(54)	$218

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

The components of our operating lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Operating lease costs	$1,164	$1,191	$3,554	$3,458
Total lease costs	$1,164	$1,191	$3,554	$3,458

Variable lease costs primarily include percentage rentals based upon sales in excess of specified amounts. For the three and nine months ended September 30, 2026, variable lease costs were $0.4 million and $1.3 million, respectively.

Short-term lease costs, which were excluded from the above table, are not material to our financial statements.

The following is a schedule of maturities of operating lease liabilities as of September 30, 2026:

Operating Leases
(Dollars in thousands)
2026, excluding nine months ended September 30, 2026	$1,059
2027	3,561
2028	2,462
2029	1,752
2030	744
Thereafter	120
Total lease payments	9,698
Less: imputed interest	(841)
Present value of operating lease liabilities	$8,857

The operating lease liabilities were classified in the Condensed Consolidated Balance Sheets as follows:

	September 30,	December 31,
	2026	2025

	(Dollars in thousands)
Operating lease liabilities - current	$3,787	$4,354
Operating lease liabilities - non-current	5,070	6,437
Total	$8,857	$10,791

We determined the present value of our lease liabilities using a weighted-average discount rate of 4.73%. As of September 30, 2026, our leases had a weighted-average remaining lease term of 2.7 years.

Supplemental cash flow information related to our operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,291	$1,323	$3,983	$3,847
Right-of-use assets obtained in exchange for new lease liabilities (noncash)	$828	$—	$1,363	$3,358

10.    Income Taxes

The effective income tax rates for the three months ended September 30, 2026 and 2025 were 21.5% and 26.3%, respectively. For the nine months ended September 30, the effective tax rates were 25.6% in 2026 and 31.8% in 2025. The three and nine months ended September 30, 2026 effective tax rates differed from the U.S. federal rate of 21% primarily because of U.S. state taxes and income tax benefits from share-based compensation, largely recognized in the third quarter. Last year’s year-to-date effective tax rate differed from the U.S. federal rate of 21% primarily because of U.S. state taxes and the establishment of a $1.1 million valuation allowance on deferred tax assets at Florsheim Australia.

11.  Share-Based Compensation Plans

During the three and nine months ended September 30, 2026, we recognized $0.4 million and $1.3 million, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2021 through 2026. During the three and nine months ended September 30, 2025, we recognized $0.4 million and $1.2 million, respectively, of compensation expense associated with stock option and restricted stock awards granted in years 2020 through 2025.

The following table summarizes our stock option activity for the nine-month period ended September 30, 2026:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value*
Stock Options	Shares	Price	Term (In Years)	(In Thousands)
Outstanding at January 1, 2026	512,705	$26.15
Granted	—	—
Exercised	(176,730)	26.12
Forfeited or expired	(9,090)	29.24
Outstanding at September 30, 2026	326,885	$26.07	5.0	$7,302
Exercisable at September 30, 2026	252,989	$25.87	4.6	$5,702

*The aggregate intrinsic value of outstanding and exercisable stock options is defined as the difference between the market value of our Company’s common stock on September 30, 2026 of $48.41 and the exercise price multiplied by the number of in-the-money outstanding and exercisable stock options.

The following table summarizes our restricted stock award activity for the nine-month period ended September 30, 2026:

			Weighted
		Weighted	Average	Aggregate
	Shares of	Average	Remaining	Intrinsic
	Restricted	Grant Date	Contractual	Value*
Restricted Stock	Stock	Fair Value	Term (In Years)	(In Thousands)
Non-vested - January 1, 2026	120,539	$31.06
Granted	47,846	45.58
Vested	(41,834)	30.86
Forfeited	(6,036)	34.50
Non-vested - September 30, 2026	120,515	$30.90	3.9	$5,834

*The aggregate intrinsic value of non-vested restricted stock was calculated using the market value of our Company’s common stock on September 30, 2026 of $48.41 multiplied by the number of non-vested restricted shares outstanding.

12.  Short-Term Borrowings

On September 24, 2026, we amended our line of credit agreement. The Amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 23, 2027. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million and amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 110 basis points. The Amended Credit Agreement is secured by a security interest in the Company’s general business assets, and contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At September 30, 2026 and December 31, 2025, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

13. Financial Instruments

At September 30, 2026, we had foreign exchange contracts outstanding to sell $2.0 million Canadian dollars at a price of approximately $1.5 million U.S. dollars. Additionally, our wholly-owned subsidiary, Florsheim Australia, had foreign exchange contracts outstanding to buy $0.8 million U.S. dollars at a price of approximately $1.1 million Australian dollars. These contracts all expire in 2026. Based on quarter-end exchange rates, there were no significant unrealized gains or losses on the outstanding contracts.

We determine the fair value of foreign exchange contracts based on the difference between the foreign currency contract rates and the widely available foreign currency rates as of the measurement date. The fair value measurements are based on observable market transactions, and thus represent a Level 2 valuation as defined by ASC 820.

14.  Comprehensive Income

The components of accumulated other comprehensive loss as recorded in the Condensed Consolidated Balance Sheets were as follows:

	September 30,	December 31,
	2026	2025

	(Dollars in thousands)
Foreign currency translation adjustments	$(9,024)	$(9,280)
Pension liability, net of tax	(4,530)	(4,574)
Total accumulated other comprehensive loss	$(13,554)	$(13,854)

The following tables show changes in accumulated other comprehensive loss, net of tax, during the three and nine months ended September 30, 2026 and 2025:

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2026	$(9,280)	$(4,574)	$(13,854)
Other comprehensive income before reclassifications	100	—	100
Amounts reclassified from accumulated other comprehensive loss	—	15	15
Net current period other comprehensive income	100	15	115
Balance, March 31, 2026	$(9,180)	$(4,559)	$(13,739)
Other comprehensive income before reclassifications	61	—	61
Amounts reclassified from accumulated other comprehensive loss	—	15	15
Net current period other comprehensive income	61	15	76
Balance, June 30, 2026	$(9,119)	$(4,544)	$(13,663)
Other comprehensive income before reclassifications	95	—	95
Amounts reclassified from accumulated other comprehensive loss	—	14	14
Net current period other comprehensive income	95	14	109
Balance, September 30, 2026	$(9,024)	$(4,530)	$(13,554)

	Foreign Currency
	Translation	Defined Benefit
	Adjustments	Pension Items	Total

	(Dollars in thousands)
Balance, January 1, 2025	$(11,671)	$(6,263)	$(17,934)
Other comprehensive income before reclassifications	192	—	192
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	192	41	233
Balance, March 31, 2025	$(11,479)	$(6,222)	$(17,701)
Other comprehensive income before reclassifications	1,824	—	1,824
Amounts reclassified from accumulated other comprehensive loss	—	41	41
Net current period other comprehensive income	1,824	41	1,865
Balance, June 30, 2025	$(9,655)	$(6,181)	$(15,836)
Other comprehensive income before reclassifications	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	(2)	—	(2)
Balance, September 30, 2025	$(9,657)	$(6,181)	$(15,838)

The following table shows reclassification adjustments out of accumulated other comprehensive loss, net of tax, during the three and nine months ended September 30, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss								Affected line item in the
	Three Months Ended September 30,				Nine Months Ended September 30,				statement where net
	2026		2025		2026		2025		earnings is presented

	(Dollars in thousands)
Amortization of defined benefit pension items
Prior service cost	$2	(1)	$5	(1)	$8	(1)	$15	(1)	Other income (expense), net
Actuarial losses	17	(1)	(4)	(1)	51	(1)	96	(1)	Other income (expense), net
Total before tax	19		1		59		111
Tax benefit	(5)		—		(15)		(29)		Provision for income taxes
Net of tax	$14		$1		$44		$82

(1)	These amounts were included in the computation of pension (benefit) expense. See Note 8 for additional details.

15.  Equity

The following table reconciles our equity for the three and nine months ended September 30, 2026:

				Accumulated
		Capital in		Other
	Common	Excess of	Reinvested	Comprehensive
	Stock	Par Value	Earnings	Loss

	(Dollars in thousands)
Balance, January 1, 2026	$9,532	$73,967	$169,923	$(13,854)
Net earnings	—	—	6,121	—
Foreign currency translation adjustments	—	—	—	100
Pension liability adjustment, net of tax	—	—	—	15
Cash dividends declared ($0.27 per share)	—	—	(2,574)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	2	11	—	—
Restricted stock forfeited	(1)	1	—	—
Share-based compensation expense	—	434	—	—
Shares purchased and retired	(1)	—	(33)	—
Balance, March 31, 2026	$9,532	$74,413	$173,437	$(13,739)
Net earnings	—	—	13,315	—
Foreign currency translation adjustments	—	—	—	61
Pension liability adjustment, net of tax	—	—	—	15
Cash dividends declared ($0.28 per share)	—	—	(2,668)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	1	(1)	—	—
Restricted stock forfeited	(2)	2	—	—
Share-based compensation expense	—	429	—	—
Balance, June 30, 2026	$9,531	$74,843	$184,084	$(13,663)
Net earnings			11,511
Foreign currency translation adjustments	—	—	—	95
Pension liability adjustment, net of tax	—	—	—	14
Cash dividends declared ($0.28 per share)	—	—	(2,655)	—
Stock options exercised, net of shares withheld for employee taxes and strike price	59	(344)	—	—
Issuance of restricted stock	48	(48)	—	—
Net share settlement of restricted stock	(9)	(408)	—	—
Restricted stock forfeited	(3)	3	—	—
Share-based compensation expense	—	478	—	—
Balance, September 30, 2026	$9,626	$74,524	$192,940	$(13,554)

On November 3, 2026, our Board of Directors declared a cash dividend of $0.28 per share to all shareholders of record on November 17, 2026, payable January 8, 2027. Additionally, on November 3, 2026, our Board of Directors declared a special cash dividend of $2.00 per share to all shareholders of record on November 17, 2026, payable January 8, 2027. The Company’s total cash outlay for this special dividend is expected to be approximately $19.0 million.

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

We have two reportable segments, North American wholesale operations (“Wholesale”) and North American retail operations (“Retail”).  In the Wholesale segment, our products are sold to leading footwear, department, and specialty stores, as well as e-commerce retailers, primarily in the United States and Canada. We also have licensing agreements with third parties who sell our branded apparel, accessories, and specialty footwear in the United States, as well as our footwear in Mexico and certain markets overseas. Licensing revenues are included in our Wholesale segment. As of September 30, 2026, our Retail segment consisted of e-commerce businesses and two brick-and-mortar retail stores in the United States. Retail sales are made directly to consumers on our websites, or by our employees in our stores. As previously announced, we made the strategic decision to close our U.S. brick-and-mortar stores at the end of their lease terms. Two stores closed in Summer 2026, and the remaining two are planned to close at the end of December 2026 and January 2027. Our “other” operations include our retail and wholesale businesses in Australia and South Africa (collectively, “Florsheim Australia”). The majority of our operations are in the United States, and our results are primarily affected by the economic conditions and the retail environment in the United States.

Incremental Tariff Status

In early 2025, the U.S. imposed tariffs on certain imported goods under the International Emergency Economic Powers Act (“IEEPA”). During 2025 and the first quarter of 2026, we paid approximately $19.8 million in IEEPA tariffs. In February 2026, the U.S. Supreme Court invalidated IEEPA tariffs, and in April 2026, U.S. Customs and Border Protection (“CBP”) commenced a phased process for accepting refund claims. In April, we submitted refund claims for our Phase 1 entries totaling $18.6 million, substantially all of which were approved during the second quarter. Accordingly, during the second quarter, we recognized: $15.3 million in tariff refunds as a reduction to cost of sales, $3.3 million as a reduction of inventory, and $0.7 million of interest income. During the third quarter, the $3.3 million previously recorded to inventory was recognized as a reduction to cost of sales ($3.2 million in the Wholesale segment and $0.1 million in the Retail segment) upon sale of the related inventory.

Our Phase 3 entries, totaling $1.2 million were submitted to CBP in early October, of which $0.4 million have been approved for liquidation, while $0.8 million remain under review. The timing and amount of these recoveries remain uncertain and subject to execution by CBP. Accordingly, no refunds related to Phase 3 entries were recognized in the third quarter.

Following the U.S. Supreme Court's ruling in February, the Administration imposed a 10% incremental tariff under a separate statutory authority. On July 24, 2026, the Administration increased the incremental tariff on imports from China, Dominican Republic, and Vietnam to 12.5%, which remained in effect for the duration of the third quarter. U.S. trade policies continue to evolve and remain unpredictable, creating near-term gross margin uncertainty. We have mitigation strategies in place and will continue to adjust, as appropriate, in response to future policy developments.

EXECUTIVE OVERVIEW

We are pleased with our overall performance in the third quarter, with net sales increasing 5% and wholesale net sales increasing 6%. In a challenging retail environment, we believe we are continuing to gain market share in the categories where we compete. While conditions at retail remain uncertain, our portfolio of brands is well-positioned, and we remain confident about the future.

Sales of our combined legacy business, comprised of the Florsheim, Stacy Adams, and Nunn Bush brands, increased 6% in the third quarter. Florsheim’s sales increased 9%, delivering another record-breaking quarter at Wholesale, driven by higher sales in the dress shoe category. Florsheim has also been able to expand its presence in casual boots, sneakers, and hybrids. While these latter categories still represent a relatively small portion of our business, we are seeing encouraging results. Stacy Adams sales increased 9% compared to last year’s third quarter, driven by higher sales in the dress shoe category. We remain focused on developing our hybrid and fashion-casual offerings to capitalize on the longer-term shift toward more relaxed, lifestyle-oriented wardrobes. Nunn Bush sales declined 1% for the quarter. While sales were slightly below last year's levels, we believe Nunn Bush continues to compete effectively and that our investment in meaningful product differentiation is the right strategy.

BOGS sales increased 6% for the quarter. We are gaining traction with our focus on innovation, particularly our seamless construction technology, which produces footwear that is lighter and twice as durable as traditional vulcanized construction. We also continue to make progress in diversifying the product line to establish BOGS as a relevant brand 365 days a year.

Sales in our Retail segment increased 3% for the quarter, driven by strong Florsheim e-commerce sales. We continue to invest in tools and technology for our online platforms to more effectively target customers, improve conversion, and increase the productivity of our websites.

Florsheim Australia's net sales declined 3% for the quarter, or 10% in local currency. The Australian retail market has been under pressure for some time, and conditions have been further exacerbated by higher fuel costs. Our team in Australia remains focused on navigating these headwinds, improving conversion rates in an environment of reduced retail traffic, and carefully managing expenses. We expect market conditions to remain challenging in the near to medium term and will continue to align our cost structure with the business environment.

Third Quarter Highlights

Consolidated net sales were $77.0 million, up 5% compared to the third quarter of 2025. Consolidated gross earnings were 49.7% of net sales for the quarter, which included $3.3 million of tariff refunds, compared to 40.7% of net sales in last year’s third quarter. Earnings from operations totaled $13.7 million for the quarter, up from $8.1 million last year. Third quarter net earnings were $11.5 million, or $1.19 per diluted share, in 2026, compared to $6.6 million, or $0.69 per diluted share, in 2025.

Year-To-Date Highlights

Consolidated net sales for the first nine months of 2026 were $207.2 million, up 4% from $199.4 million in 2025. Consolidated gross earnings were 54.1% of net sales in the first nine months of 2026, mainly impacted by tariff refunds, versus 42.8% of net sales in the same period one year ago. Year-to-date earnings from operations totaled $38.3 million, up from $19.0 million in 2025, mainly impacted by tariff refunds. Net earnings were $30.9 million, or $3.23 per diluted share, in the first nine months of 2026, up from $14.4 million, or $1.50 per diluted share, last year.

Financial Position Highlights

At September 30, 2026, our cash and marketable securities totaled $95.2 million, and we had no debt outstanding on our $40.0 million revolving line of credit. During the first nine months of 2026, we generated $26.6 million in cash from operations and used funds to pay $29.4 million in dividends. We also had $1.9 million of capital expenditures.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(Dollars in thousands)
Net sales	$77,024	$73,121	5%	$207,245	$199,372	4%
Cost of sales	38,769	43,333	(11)%	95,140	113,986	(17)%
Gross earnings	38,255	29,788	28%	112,105	85,386	31%
Selling and administrative expenses	24,514	21,733	13%	73,840	66,407	11%
Earnings from operations	13,741	8,055	71%	38,265	18,979	102%

Interest income	882	828	7%	3,086	2,247	37%
Interest expense	—	—	NM	(4)	(2)	NM
Other income (expense), net	33	57	(42)%	241	(129)	287%

Earnings before provision for income taxes	14,656	8,940	64%	41,588	21,095	97%

Provision for income taxes	3,145	2,354	34%	10,641	6,710	59%

Net earnings	$11,511	$6,586	75%	$30,947	$14,385	115%

NM – Not meaningful

Consolidated net sales for the third quarter and first nine months of 2026 were up 5% and 4%, respectively, compared to the same periods last year. The increases were mainly due to higher sales in our Wholesale segment.

Consolidated gross earnings as a percent of net sales were 49.7% and 40.7% in the third quarters of 2026 and 2025, respectively. For the year-to-date period, consolidated gross earnings were 54.1% in 2026 and 42.8% in 2025. The increases in 2026 were primarily due to tariff refunds and lower incremental tariff rates compared to last year. Our cost of sales does not include distribution costs (e.g., receiving, inspection, warehousing, shipping, and handling costs) which are included in selling and administrative expenses. Consolidated distribution costs totaled $5.0 million and $4.3 million in the third quarters of 2026 and 2025, respectively. For the nine months ended September 30, consolidated distribution costs were $14.1 million in 2026 and $13.6 million in 2025.

Consolidated selling and administrative expenses as a percent of net sales were 32% and 30% in the third quarters of 2026 and 2025, respectively. For the first nine months of 2026, selling and administrative expenses totaled 36% of net sales compared to 33% of net sales in the same period of 2025. This year’s percentage increases were mainly due to higher employee costs in our Wholesale segment.

Consolidated earnings from operations for the three and nine months ended September 30, 2026, increased $5.7 million and $19.3 million, respectively, compared to the same periods one year ago, with the increases mainly driven by tariff refunds.

Interest income for the third quarter was relatively flat compared to last year. Year-to-date interest income increased $0.8 million over 2025, due mainly to interest income on tariff refunds recognized in the second quarter.

Other income (expense), net, primarily includes the non-service cost components of pension (benefit) expense and net gains and losses on foreign currency transactions. For the year-to-date period, the category improved due to decreased pension expense and gains on favorable foreign exchange contracts.

Our effective tax rates for the three months ended September 30, 2026 and 2025 were 21.5% and 26.3%, respectively. For the nine months ended September 30, our effective tax rates were 25.6% in 2026 and 31.8% in 2025. The lower effective tax rates in 2026 were primarily due to income tax benefits from share-based compensation. Last year’s year-to-date effective tax rate differed from the U.S. federal rate of 21% primarily because of U.S. state taxes and the establishment of a $1.1 million valuation allowance on deferred tax assets at Florsheim Australia. See Note 10 to the Condensed Consolidated Financial Statements for additional information on income taxes.

Consolidated net earnings for the three months ended September 30, 2026, were $11.5 million, up $4.9 million compared to the same period one year ago. For the nine months ended September 30, net earnings totaled $30.9 million in 2026, up from $14.4 million in 2025. The increases compared to last year were mainly a result of the tariff refunds.

SEGMENT ANALYSIS

Net sales and earnings from operations for our reportable segments and the “other” category for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2026	2025	Change	2026	2025	Change

	(Dollars in thousands)
Net Sales
North American Wholesale	$64,008	60,151	6%	$166,400	160,054	4%
North American Retail	7,180	6,953	3%	23,016	22,392	3%
Other	5,836	6,017	(3)%	17,829	16,926	5%
Total	$77,024	$73,121	5%	$207,245	$199,372	4%

Earnings from Operations
North American Wholesale	$13,440	7,544	78%	$36,441	18,243	100%
North American Retail	724	650	11%	2,485	1,337	86%
Other	(423)	(139)	(204)%	(661)	(601)	(10)%
Total	$13,741	$8,055	71%	$38,265	$18,979	102%

North American Wholesale Segment

Net Sales

Net sales in our Wholesale segment for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2026	2025	Change	2026	2025	Change

	(Dollars in thousands)
North American Wholesale Net Sales
Stacy Adams	$12,357	11,374	9%	$34,972	34,731	1%
Nunn Bush	12,398	12,499	(1)%	33,915	34,390	(1)%
Florsheim	26,969	24,791	9%	75,700	69,662	9%
BOGS	11,594	10,926	6%	19,999	19,781	1%
Forsake	232	221	5%	376	499	(25)%
Total North American Wholesale	$63,550	$59,811	6%	$164,962	$159,063	4%
Licensing	458	340	35%	1,438	991	45%
Total North American Wholesale Segment	$64,008	$60,151	6%	$166,400	$160,054	4%

Wholesale net sales were $64.0 million for the quarter, up 6% from $60.2 million in the third quarter of 2025. Sales of our Florsheim and Stacy Adams brands both increased 9% for the quarter, due mainly to higher sales in the dress shoe category. BOGS sales were up 6% for the quarter, with sales volumes up across most major channels. Nunn Bush sales were down 1% for the quarter. Last year’s third quarter sales were negatively impacted by reduced business with a large customer who failed to timely adopt our new pricing structure, resulting in order cancellations during the period.

For the nine months ended September 30, 2026, Wholesale net sales were up 4% compared to the first nine months of 2025. The increase was mainly due to higher sales of the Florsheim brand, which were up 9% year-to-date, due to its strong sales in the dress shoe category. Licensing revenues for the three and nine months ended September 30, 2026 were up $0.1 million and $0.4 million, respectively. Last year’s year-to-date licensing revenues were down due to decreased sales of licensed products.

Earnings from Operations

Wholesale gross earnings as a percent of net sales were 46.0% and 35.7% in the third quarters of 2026 and 2025, respectively. The quarterly increase was primarily due to lower incremental tariff rates compared to last year and the recognition of $3.2 million in tariff refunds. For the year-to-date period, gross earnings as a percent of net sales were 50.7% in 2026 and 37.5% in 2025. The increase was primarily due to the recognition of tariff refunds totaling $17.5 million in the first nine months of 2026. Wholesale selling and administrative expenses totaled $16.0 million, or 25% of net sales, for the quarter versus $14.0 million, or 23% of net sales, last year. For the year-to-date period, Wholesale selling and administrative expenses totaled $47.9 million, or 29% of net sales, versus $41.8 million, or 26% of net sales, last year. The increases in 2026 selling and administrative expenses were primarily due to higher employee costs.

Wholesale operating earnings for the third quarter and first nine months of 2026 increased $5.9 million and $18.2 million, respectively, over the prior year comparative periods, due to higher sales and gross margins partially offset by higher employee costs.

North American Retail Segment

Net Sales

Net sales in our Retail segment, which were generated mainly by our e-commerce websites, were $7.2 million for the quarter, up 3% from 2025. For the nine months ended September 30, Retail net sales were $23.0 million, up 3% from 2025. The quarter and year-to-date increases were driven mainly by higher sales on the Florsheim website, largely offset by lower sales from closed stores.

Earnings from Operations

Retail gross earnings were 70.7% of net sales for the quarter and 66.4% in last year’s third quarter, driven mainly by lower incremental tariff rates this year. For the nine months ended September 30, retail gross earnings were 71.5% and 66.5% in 2026 and 2025, respectively. The year-to-date margin improvement was driven by tariff refunds, which decreased Retail cost of sales by $1.1 million in the first nine months of 2026.

Selling and administrative expenses for the Retail segment consist primarily of freight, advertising expense, employee costs, rent and occupancy costs. Retail selling and administrative expenses were $4.4 million and $4.0 million in the third quarters of 2026 and 2025, respectively. For the nine months ended September 30, Retail selling and administrative expenses were $14.0 million and $13.6 million in 2026 and 2025, respectively. As a percent of net sales, Retail selling and administrative expenses were 61% and 57% in the third quarters of 2026 and 2025, respectively, and were 61% in the first nine months of 2026 and 2025.

Retail operating earnings increased $0.1 million for the quarter, compared to the last year’s third quarter. For the nine months ended September 30, Retail operating earnings increased $1.1 million in 2026, compared to the same period of 2025. The increase for the year-to-date period was due to the tariff refunds.

Other

Other operations consist of our retail and wholesale businesses in Australia and South Africa (collectively, “Florsheim Australia”).

Net sales of Florsheim Australia for the third quarter of 2026 decreased $0.2 million, or 3%, from last year’s third quarter. In local currency, its net sales were down 10% for the quarter, mainly at wholesale. The local currency decrease translated to a 3% decline in U.S. dollars due to the strengthening of the Australian dollar relative to the U.S. dollar. For the year-to-date period, its net sales increased $0.9 million, or 5%, compared to the same period one year ago. The year-to-date increase was due to the appreciation of the Australian dollar relative to the U.S. dollar, as Florsheim Australia’s net sales in local currency were down 4% for the period.

Florsheim Australia’s gross earnings as a percent of net sales were 63.8% and 61.0% in the third quarters of 2026 and 2025, respectively, and its quarterly operating losses were $0.4 million in 2026 compared to $0.1 million in 2025. Operating losses widened in the quarter, due mainly to lower wholesale sales. For the nine months ended September 30, 2026 and 2025, Florsheim Australia’s gross earnings as a percent of net sales were 63.3% and 61.5%, respectively, and its nine-month operating losses were $0.7 million in 2026 compared to $0.6 million in 2025.

Other income and expense

Interest income totaled $0.8 million in both the third quarters of 2026 and 2025. For the nine months ended September 30, interest income was $3.1 million in 2026 and $2.2 million in 2025. The increase was due primarily to interest income on tariff refunds recognized in the second quarter.

Other income (expense), net, primarily includes the non-service cost components of pension (benefit) expense and net gains and losses on foreign currency transactions. The income/expense category was flat for the quarter, but improved $0.4 million for the year-to-date period, due to decreased pension expense and gains on favorable foreign exchange contracts.

Our effective tax rates for the three months ended September 30, 2026 and 2025 were 21.5% and 26.3%, respectively. For the nine months ended September 30, our effective tax rates were 25.6% in 2026 and 31.8% in 2025. The lower effective tax rates in 2026 were primarily due to income tax benefits from share-based compensation. Last year’s year-to-date effective tax rate differed from the U.S. federal rate of 21% primarily because of U.S. state taxes and the establishment of a $1.1 million valuation allowance on deferred tax assets at Florsheim Australia. See Note 10 to the Condensed Consolidated Financial Statements for additional information on income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash, short-term marketable securities and our revolving line of credit. The following discussion focuses on information included in the accompanying Condensed Consolidated Statements of Cash Flows.

Operating Activities

Net cash provided by operating activities totaled $26.6 million for the first nine months of 2026, up from $13.2 million in the same period last year. The increase was primarily due to higher net earnings.

Proceeds for our Phase 1 tariff refund entries totaled $19.3 million. We received $1.8 million of these proceeds during the second quarter and the remaining $17.5 million in the third quarter.

Investing Activities

Net cash used in investing activities totaled $1.5 million for the nine months ended September 30, 2026, compared to $0.1 million in the same period of 2025. We anticipate total capital expenditures for the full year 2026 to be approximately $3.0 million.

Financing Activities

Net cash used for financing activities totaled $30.1 million and $12.0 million in the first nine months of 2026 and 2025, respectively. The increase was largely driven by a timing difference in our fourth-quarter and special dividend payments. The 2025 fourth-quarter and special dividend, totaling $21.4 million, was funded in January 2026 while the 2024 fourth-quarter and special dividend totaling $21.6 million was pre-funded in December 2024.

Cash dividends paid in the first nine months of 2026 totaled $29.4 million and included four dividend payments: our regular fourth-quarter and special dividend that was declared in 2025 and paid in 2026, and three dividend payments that were both declared and paid in the first nine months of 2026. Cash dividends paid in the first nine months of 2025 totaled $7.7 million and included three dividend payments that were both declared and paid in the first nine months of 2025.

On November 3, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.28 per share to all shareholders of record on November 17, 2026, payable January 8, 2027. Additionally, on November 3, 2026, our Board of Directors declared a special cash dividend of $2.00 per share to all shareholders of record on November 17, 2026, payable January 8, 2027.

We repurchase our common stock under our share repurchase program when we believe market conditions are favorable. During the first nine months of 2026, we repurchased 1,149 shares for a total cost of approximately $34,000, all of which were repurchased in the first quarter. As of September 30, 2026, there were 671,076 authorized shares available for repurchase under the program.

On September 24, 2026, we amended our line of credit agreement. The Amendment (“Amended Credit Agreement”) extended the maturity of our credit facility to September 23, 2027. Under the terms of the Amended Credit Agreement, there is a maximum available borrowing limit of $40.0 million and amounts outstanding bear interest at the one-month term secured overnight financing rate (“SOFR”) plus 110 basis points. The Amended Credit Agreement is secured by a security interest in the Company’s general business assets, and contains customary representations, warranties, and covenants (including a minimum tangible net worth financial covenant) for a facility of this type. At September 30, 2026 and December 31, 2025, there were no outstanding borrowings on the line of credit, and we were in compliance with all financial covenants.

Investing Activities – Non-cash

During the third quarter, we became eligible to receive proceeds under a corporate-owned life insurance policy. As we expect to receive proceeds within the next twelve months, we reclassified the carrying value of the policy of $8.1 million from “other assets” to “prepaid expenses and other current assets” as of September 30, 2026.

Financing Activities – Non-cash

Our regular fourth-quarter 2024 and special dividend totaling $21.6 million were prefunded in December 2024 and paid to shareholders in January 2025. This dividend payment was reflected as a non-cash financing activity in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025.

Other

As of September 30, 2026, approximately $5.2 million of cash and cash equivalents was held by our foreign subsidiaries.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In 1998, our stock repurchase program was established and approved by the Board of Directors. On several occasions since the program’s inception, our Board of Directors increased the number of shares authorized for repurchase under the program. In total, 8.5 million shares have been authorized for repurchase. There were no unregistered sales of equity securities, no issuer purchases of equity securities, and no reportable use of proceeds during the quarter ended September 30, 2026.

Item 5. Other Information

During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description	Incorporation Herein By Reference To	Filed Herewith
10.1	Sixth Amendment to Credit Agreement, dated as of September 24, 2026	Exhibit 10.1 to Form 8-K filed September 24, 2026

10.5	Pension Plan – Amended and Restated Effective January 1, 2016		X

10.5b	First Amendment to Weyco Group, Inc. Pension Plan, dated September 15, 2016		X

10.5c	Amendment to Weyco Group, Inc. Pension Plan, dated October 18, 2021		X

10.5d	Fourth Amendment to Weyco Group, Inc. Pension Plan, dated August 31, 2026		X

10.5e	Amendment to Deferred Compensation Plan dated August 31, 2026		X

10.5f	Amendment to Excess Benefits Plan dated August 31, 2026		X

31.1	Certification of Chief Executive Officer		X

31.2	Certification of Chief Financial Officer		X

32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer		X

101

The following financial information from Weyco Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Earnings; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited); (iv) Condensed Consolidated Statements of Cash Flows (Unaudited); and (v) Notes to Condensed Consolidated Financial Statements

X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (included in Exhibit 101).		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEYCO GROUP, INC.

Dated: November 6, 2026	/s/ Judy Anderson
Judy Anderson
Vice President, Chief Financial Officer, and Secretary (Duly Authorized Officer and Principal Financial Officer)